Form 10-K
period 2019-12-31
IAC/INTERACTIVECORP
filed 2020-02-28
CIK 891103

As filed with the Securities and Exchange Commission on February 27, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 31, 2020, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	78,970,141
Class B Common Stock	5,789,499
Total	84,759,640
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2019 was $16,892,708,488. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC operates Vimeo, Dotdash and Care.com, among many other businesses, and also has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish and OkCupid, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy.
As used herein, “IAC,” the “Company,” “we,” “our,” “us” and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
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
In 2016: (i) we acquired a controlling interest in MyHammer Holding AG, a leading home services platform in Germany, and (iii) through Vimeo, we acquired VHX, a platform for premium over-the-top (OTT) subscription video channels. In 2017: (i) we completed the combination of the businesses in our former HomeAdvisor segment with those of Angie’s List, Inc. under a new publicly traded holding company that we control, ANGI Homeservices Inc. ("ANGI Homeservices"), (ii) we acquired controlling interests in HomeStars Inc and MyBuilder Limited, leading home services platforms in Canada and the United Kingdom , respectively, and (iii) through Vimeo, we acquired Livestream Inc., a leading live video solution.
In 2018, we: (i) we acquired Handy Technologies, Inc., a leading platform in the United States for connecting consumers looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals, through ANGI Homeservices, (ii) acquired a controlling interest in Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work, and (iii) sold our Dictionary.com business, the television business of Electus (including Notional), and our Felix and CityGrid businesses.
In 2019, IAC made a $250 million investment in Turo, a leading peer-to-peer car sharing marketplace, and acquired a controlling interest in Nursefly, a temporary health care staffing platform. In addition, through Vimeo, we acquired Magisto, a video creation service enabling businesses and consumers to create short-form videos.
On December 19, 2019, IAC entered into a Transaction Agreement (the "Transaction Agreement") with Match Group, Inc., IAC Holdings, Inc., a direct wholly owned subsidiary of IAC ("New IAC"), and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of IAC. Subject to the terms and conditions set forth in the Transaction Agreement, the businesses of Match Group, Inc. will be separated from the remaining businesses of IAC through a series of transactions that will result in: (i) the pre-transaction stockholders of IAC owning shares in two, separate public companies (IAC, which will be renamed Match Group, Inc. ("New Match") and which will own the businesses of Match Group, Inc. and certain IAC financing subsidiaries, and New IAC, which will be renamed IAC/InterActiveCorp and which will own IAC's other businesses), and (ii) the pre-transaction stockholders of Match Group, Inc. (other than IAC) owning shares in New Match (the "Separation"). Completion of the Separation, which is expected to occur in mid-second quarter of 2020, is subject to a number of conditions, including approval by a majority of the disinterested shareholders of Match Group, Inc., approval of IAC’s shareholders and other customary conditions and approvals.
In February 2020, IAC acquired Care.com, a leading global platform for finding and managing family care, designed to meet the evolving needs of today's families and caregivers. Care.com also provides household payroll and tax services and customized corporate benefits packages covering the care needs of working families.

EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of the date of this report, Barry Diller, IAC’s Chairman and Senior Executive, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg), collectively beneficially own 5,789,499 shares of Class B common stock representing 100% of the outstanding shares of Class B common stock. Together with shares of common stock held as of the date of this report by Mr. Diller personally (6,063), Mr. von Furstenberg personally (64,296), a trust for the benefit of certain members of Mr. Diller’s family (136,711) and a family foundation (1,711), these holdings represent approximately 42.5% of the total outstanding voting power of IAC (based on the number of shares of common and Class B common stock outstanding on January 31, 2020). As of the date of this report, Mr. Diller also holds 1,300,000 vested options to purchase shares of common stock.
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
As a result of IAC securities beneficially owned by Mr. Diller and certain members of his family, Mr. Diller and these family members are, collectively, currently in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC’s Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions

DESCRIPTION OF IAC BUSINESSES
Match Group
Overview
Our Match Group segment consists of the businesses and operations of Match Group, Inc. (“Match Group”). Through Match Group, we operate a portfolio of dating brands, including Tinder®, Match®, Meetic®, OkCupid®, Hinge®, Pairs™, PlentyOfFish®, and OurTime®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. As of December 31, 2019, IAC’s ownership and voting interests in Match Group were 80.7% and 97.5%, respectively.
Services
Through Match Group, we are a leading provider of dating products available in over 40 languages all over the world through applications and websites that we own and operate. As of December 31, 2019, there were approximately 9.3 million Average Subscribers to our dating products (calculated by summing the total number of users who purchased one of our subscription-based dating products at the end of each day in the year ended December 31, 2019, divided by the number of calendar days in such year).
Dating is a highly personal endeavor and consumers have a wide variety of preferences that determine what type of dating product they choose. As a result, our strategy focuses on a portfolio approach of various brands in order to reach a broad range of users. The following is a list of our key brands:
Tinder. Tinder was launched in 2012, and has since risen to scale and popularity faster than any other product in the online dating category, growing to over 5.9 million subscribers as of the quarter ended December 31, 2019. Tinder’s distinctive Swipe feature has led to significant adoption, particularly among the millennial and younger generations, which were previously underserved by the online dating category. Tinder employs a freemium model, through which users can enjoy many of the core features of Tinder for free, including limited use of the Swipe Right® feature with unlimited communication with other users. However, to enjoy premium features, such as unlimited use of the Swipe Right feature, a Tinder user must subscribe to either Tinder Plus®, launched in early 2015, or Tinder GoldTM, which was launched in late summer 2017. Tinder users and subscribers may also pay for certain premium features, such as Super Likes TM and Boosts, on a pay-per-use or à la carte basis.
Match. Match was launched in 1995 and helped create the online dating category. Among its distinguishing features are the ability to search profiles, receive algorithmic matches and attend live events (promoted by Match) with other subscribers. Additionally, Match offers its customers a higher level of services relative to levels of most other dating brands, including access to date coaching services. Match is a brand that focuses on users with a high level of intent to enter into a relationship and its product and marketing are designed to reinforce that approach. Match relies heavily on word-of-mouth traffic, repeat usage and paid marketing.
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
OkCupid. OkCupid was launched in 2004, and has attracted users through a Q&A approach to the dating category. Similar to Tinder, OkCupid relies on a freemium model. OkCupid has a loyal, highly educated user base predominately located in major cities in the United States and the United Kingdom, with an increasing presence in other global markets, such as India.
Hinge. Hinge was launched in 2012 and has grown to be a popular dating application for relationship-minded consumers, particularly among the millennial and younger generations, in the United States and the United Kingdom. Following a series of primary investments, Match Group acquired a controlling stake in Hinge in June 2018 and purchased all of the remaining outstanding equity in December 2018. Hinge is a mobile-only experience and relies on a freemium model. Hinge focuses on users with a high level of intent to enter into a relationship and its product is designed to reinforce that approach.
Pairs. Pairs was launched in 2012 and is a leading provider of dating products in Japan, with a presence in Taiwan and South Korea. Pairs is a dating application that was specifically designed to address social barriers generally associated with the use of dating products in Eastern Asian countries, particularly Japan.

PlentyOfFish. PlentyOfFish was launched in 2003. Similar to Match, among its distinguishing features is the ability to both search profiles and receive algorithmic matches. Similar to Tinder, PlentyOfFish has grown in popularity over the years and relies on a freemium model. PlentyOfFish has broad appeal in the central United States, Canada, the United Kingdom and a number of other international markets.
OurTime. OurTime has the largest community of singles over age 50 of any dating product. We offer this product in the United States and a number of European markets.
All of our dating products enable users to establish a profile and review the profiles of other users without charge. Each product also offers additional features, some of which are free and some of which are paid, depending on the particular product. In general, access to premium features requires a subscription, which is typically offered in packages (primarily ranging from one month to six months), depending on the product and circumstance. Prices differ meaningfully within a given brand by the duration of subscription purchased, the bundle of paid features that a user chooses to access and whether or not a subscriber is taking advantage of any special offers. In addition to subscriptions, many of our dating products offer users certain features, such as the ability to promote themselves for a given period of time or to review certain profiles without any signaling to other users, and these features are offered on a pay‑per‑use (or à la carte ) basis. The precise mix of paid and premium features is established over time on a brand‑by‑brand basis and is constantly subject to iteration and evolution.
Revenue
Match Group direct revenue is primarily derived from users in the form of recurring subscriptions, with the balance derived from non-recurring fees paid for à la carte features. In addition to direct revenue generated by users, Match Group also generates indirect revenue from advertising.
Marketing
Certain of our brands attract the majority of their users through word-of-mouth and other free channels. Our other brands rely on paid user acquisition efforts for a significant percentage of their users. Our online marketing activities generally consist of social media advertising, banner and other display advertising, search engine marketing, e-mail campaigns, video advertising, business development or partnership deals, creating content and hiring influencers to promote our dating products. Our offline marketing activities generally consist of television advertising and related public relations efforts.
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
We believe that our ability to compete successfully in the case of our dating business will depend primarily upon the following factors:

•	our ability to continue to increase consumer acceptance and adoption of dating products, particularly in emerging markets and other parts of the world where the stigma is beginning to erode;

•	continued growth in Internet access and smart phone adoption in certain regions of the world, particularly emerging markets;

•	the continued strength of Match Group brands;

•	the breadth and depth of Match Group active user communities relative to those of its competitors;

•
our ability to evolve our dating products and develop new products in response to competitor offerings, user requirements, social trends, the ever-evolving technological landscape and the ever-changing regulatory landscape (in particular, as it relates to the regulation of consumer digital media platforms);

•	our ability to efficiently acquire new users for our dating products;

•our ability to continue to optimize our monetization strategies; and

•the design and functionality of our dating products.

Lastly, since a large portion of dating customers use multiple products over a given period of time, either concurrently or sequentially, we believe our broad portfolio of dating brands is a competitive advantage.
ANGI Homeservices
Overview
Our ANGI Homeservices segment includes the North American (United States and Canada) and European businesses and operations of ANGI Homeservices Inc. (“ANGI”), a publicly-traded company formed on September 29, 2017 to facilitate the combination of IAC’s HomeAdvisor business and Angie’s List, Inc. (“Angie’s List”). As of December 31, 2019, IAC’s economic and voting interest in ANGI Homeservices was 84.1% and 98.1%, respectively.
Through ANGI Homeservices’ various brands, including HomeAdvisor and Angie’s List, we allow consumers to research, match and connect with service professionals through our websites and mobile applications or by voice assistants.
ANGI Homeservices acquired Handy Technologies, Inc. (“Handy”), a leading platform in the United States for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals, in October 2018. ANGI Homeservices acquired Fixd Repair, LLC and Fixd Services LLC (collectively, “Fixd Repair”), a home warranty and service company, in January 2019.
ANGI Homeservices also owns and operates mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses, and CraftJack, a third-party lead generation service that connects home service professionals with consumers looking to complete home projects.
In addition to its leading U.S. operations, ANGI Homeservices owns leading home services online marketplaces in France (Travaux), Germany (MyHammer), Netherlands (Werkspot) and Italy (Instapro), and owns controlling stakes in leading home services online marketplaces in the United Kingdom (MyBuilder) and Canada (HomeStars), as well as has operations in Austria through its MyHammer business.
Services
Overview. The HomeAdvisor digital marketplace service (“HomeAdvisor”) connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments online. HomeAdvisor also connects consumers with service professionals instantly by telephone, as well as offers several home services-related resources, such as cost guides for different types of home services projects. Handy connects consumers looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. Together, we refer to the HomeAdvisor and Handy businesses in the United States as the “Marketplace.” All Marketplace matching services, related tools and directories are provided to consumers free of charge.
As of December 31, 2019, the Marketplace had a network of approximately 220,000 service professionals, each of whom paid for consumer matches or completed a job sourced through the HomeAdvisor and/or Handy platforms in December 2019 and/or had an active HomeAdvisor membership subscription on December 31, 2019. Collectively, these service professionals provided services in more than 500 categories and 400 discrete markets in the United States, ranging from cleaning and installation services to simple home repairs and larger home remodeling projects. The Marketplace generated approximately 27.4 million service requests during the year ended December 31, 2019. Service requests consist of fully completed domestic service requests submitted to HomeAdvisor and completed jobs sourced through the HomeAdvisor and Handy platforms.
Angie’s List connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories, as well as provides consumers with valuable tools, services and content (including verified reviews), to help them research, shop and hire for local services. Consumers can access the Angie's List nationwide directory and related basic tools and services free of charge, as well as purchase membership packages. Angie’s List also sells time-based website, mobile and call center advertising to service professionals.

Marketplace Consumer Services. Consumers can submit a request to be matched with a Marketplace service professional through the HomeAdvisor and Handy platforms, as well as through certain paths on the Angie’s List platform and various third-party affiliate platforms. Depending on the nature of the service request and the path through which it was submitted, consumers are generally matched with up to four HomeAdvisor service professionals, a Handy service professional or a combination of HomeAdvisor service professionals and service professionals from the Angie’s List nationwide directory (as and if available for the given service request).
Matches made through HomeAdvisor platforms and paths and various third-party affiliate platforms are made by way of HomeAdvisor’s proprietary algorithm, based on several factors (including the type of services desired, location and the number of service professionals available to fulfill the request). Matches made through Handy platforms and paths are based on the type of service desired, location and the date and time the consumer wants the service to be provided.
In all cases, service professionals may contact consumers with whom they have been matched directly and consumers can generally review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any service professional(s) referred by or found through any ANGI Homeservices branded platforms or third-party affiliate platforms.
For matches described above, in the case of HomeAdvisor service professionals, consumers are responsible for booking the service and paying the service professional directly. In the case of Handy service professionals, consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services.
In addition to the general matching services described above, HomeAdvisor also provides several on-demand services, including Instant Booking and Instant Connect (patent-pending). Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Lastly, consumers can also access the online HomeAdvisor True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as a library of home services-related content.
In addition to the general matching services described above, in certain markets, consumers can also submit a request to book a specific Handy service professional for a given job. Also, consumers who purchase furniture, electronics, appliances and other home-related items from select third-party retail partners online (and in certain markets, in store) can simultaneously purchase assembly, installation and other related services to be fulfilled by Handy service professionals, which are then paid for directly through the applicable third-party retail partner platform.
Marketplace Service Professional Services. HomeAdvisor service professionals pay fees for consumer matches and membership subscription fees for HomeAdvisor memberships and related mHelpDesk subscription products and services, which are available for purchase at the option of service professionals through HomeAdvisor’s sales force. The basic HomeAdvisor annual membership package includes membership in the HomeAdvisor network of service professionals, as well as access to consumer matches through HomeAdvisor platforms and a listing in the HomeAdvisor online directory and certain other affiliate directories, among other benefits. Handy service professionals who self-register on the Handy platform are provided with access to a pool of consumers seeking service professionals.
Angie's List Consumer Services. Through Angie’s List, consumers can currently register and search for a service professional in the Angie’s List nationwide online directory and/or be matched with a service professional. Consumers who register can access ratings and reviews and search for service professionals, as well as access certain promotions. Two premium membership packages are available for fee, which packages include varying degrees of online and phone support, access to exclusive promotions and features and the award-winning Angie’s List print magazine.
Angie's List Service Professional Services. Angie’s List provides service professionals with a variety of services and tools, including certification. Generally, service professionals with an overall member grade below a “B” are not eligible for certification. Service professionals must satisfy certain criteria for certification, including retaining the requisite member grade, passing certain criminal background checks and attesting to proper licensure requirements. Once eligibility criteria are satisfied, service professionals must purchase term-based advertising to obtain certification. As of December 31, 2019, there were approximately 37,000 certified service professionals under contract for advertising.

Certified service professionals rotate among the first service professionals listed in directory search results for an applicable category, with non-certified service professionals appearing below certified service professionals in directory search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose to be matched with a service professional, HomeAdvisor’s proprietary algorithm will determine where a given service professional appears within related results.
Revenue
ANGI Homeservices revenue is primarily derived from: (i) consumer connection revenue, which consists of fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and fees from completed jobs sourced through the HomeAdvisor and Handy platforms, and (ii) HomeAdvisor service professional membership subscription fees. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service.
Revenue is also derived from: (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) membership subscription fees from consumers and (iii) service warranty subscription and other services revenue.
Marketing
ANGI Homeservices primarily markets its products and services to consumers primarily through digital marketing (primarily paid search engine marketing, display advertising and third-party affiliate agreements) and traditional offline marketing (national television and radio campaigns), as well as through e-mail. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote HomeAdvisor products and services (and those of HomeAdvisor service professionals) on their platforms. In exchange for these efforts, these third parties are paid a fixed fee when visitors from their platforms click through and submit a valid service request through HomeAdvisor, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to HomeAdvisor. ANGI Homeservices products and services are also marketed to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
ANGI Homeservices markets HomeAdvisor matching services and membership subscriptions and related mHelpDesk subscription products and services to service professionals primarily through its Golden, Colorado based sales force, as well as through sales forces in Denver, Colorado; Colorado Springs, Colorado (through December 31, 2019); Lenexa, Kansas; New York, New York; Indianapolis, Indiana; and Chicago, Illinois. These products and services are also marketed, together with Handy products and services and HomeAdvisor’s various directories, through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. Term-based advertising and related products are marketed to service professionals primarily through the Indianapolis based sales force.
Competition
The home services industry is highly competitive and fragmented, and in many important respects, local in nature. ANGI Homeservices competes with, among others: (i) search engines and online directories, (ii) home and/or local services-related platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe our biggest competition comes from the traditional methods most people currently use to find service professionals, which are by word-of-mouth and through referrals.
We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the size, quality, diversity and stability of our network of service professionals and the breadth of our online directory listings;

•
our ability to consistently generate service requests and jobs through the Marketplace and leads through our online directories that convert into revenue for service professionals in a cost-effective manner;

•
our ability to increasingly engage with consumers directly through our platforms, including our various mobile applications (rather than through search engine marketing or via free search engine referrals);

•
the functionality of our websites and mobile applications and the attractiveness of their features and our products and services generally to consumers and service professionals, as well as our continued ability to introduce new products and services that resonate with consumers and service professionals generally;

•	our ability to continue to build and maintain awareness of, and trust in and loyalty to, our various brands, particularly our Angie’s List, HomeAdvisor and Handy brands; and

•	the quality and consistency of the service professional pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.
Vimeo
Overview
Vimeo operates a global video platform for creative professionals, small and medium businesses ("SMBs"), organizations and enterprises to connect with their audiences, customers and employees. Vimeo provides cloud-based Software-as-a-Service ("SaaS") offerings that allow customers to create, host, stream, monetize, analyze and distribute videos online and across devices. Vimeo offers these services under the Vimeo, Magisto (acquired in 2019) and Livestream (acquired in 2017) brands.
Services
Vimeo offers its video services on a self-serve basis directly through Vimeo’s websites and applications. Self-serve plans currently offered by Vimeo include, among others, its Plus, Pro, Business and Premium plans. These and other self-serve plans may provide subscribers with the following capabilities: video storage and bandwidth, live streaming capabilities, video editing and creation tools with video templates and stock content, robust video privacy controls, team collaboration and management tools, review and workflow tools, detailed analytics, monetization, lead generation and marketing tools, priority support and the ability to publish videos on third party platforms. Vimeo’s various self-serve plans are designed for various categories of end users. For example, the Plus self-serve plan primarily targets solo creators and freelancers, while the other self-serve plans target creative professionals and agencies, SMBs, marketers and larger organizations.
Vimeo also offers enterprise-level video solutions. In addition to all or some subset of self-serve plan capabilities, enterprise plans may provide subscribers with: customer-branded websites and applications (for subscription video distribution) and features that facilitate organizational use, such as single-sign on functionality, service level commitments and live customer support. Enterprise plans currently offered by Vimeo primarily include plans that provide subscribers with the ability to distribute videos through subscription channels via over-the-top applications or enterprise-level live streaming tools, as well as customized plans. The subscriber base for Vimeo’s various enterprise plans primarily includes media businesses, Fortune 500 companies, faith-based organizations and government agencies.
In all cases, the precise mix of capabilities within a given plan depends on the type and tier of plan purchased. Vimeo believes that the range of capabilities available through its various self-serve and enterprise plans provides the video tools necessary for every business, of every size, to grow with video. Self-serve subscription plans are available on a monthly or annual basis and enterprise plans are generally available on an annual basis and to a lesser extent, on a multi-year basis. Prices for self-serve and enterprise plans differ meaningfully depending upon the type and tier of plan purchased.
As of December 31, 2019, there were approximately 1.2 million subscribers to Vimeo's various self-serve and enterprise plans (including the Magisto video creation application).
In addition to the paid self-serve and enterprise plans described above, Vimeo generally makes basic features, such as video hosting and sharing capabilities, available to registered users free of charge.
 Marketing
        Vimeo's paid plans (self-serve and enterprise plans) are marketed directly through Vimeo's various websites and applications. Users can subscribe to various types and tiers of self-serve plans directly through entry points on these channels, as well as register for free basic features. Historically, a large percentage of subscribers were former free users who upgraded to a self-serve plan through upgrade opportunities displayed on Vimeo's various websites and applications, and users and subscribers have generally also upgraded to higher-priced tiers over time as their needs increase and Vimeo’s product offerings become more robust. As a result, Vimeo actively markets to its base of nearly 150 million registered members (including registered free users and paid subscribers of Vimeo and Magisto services) to drive conversion and upgrades to paid plans, primarily through e-mail campaigns and, to a lesser extent, targeted display advertising on social media platforms. Vimeo's various self-serve plans and free basic features are also available through the Apple App Store and Google Play Store. Vimeo also markets and sells enterprise plans to various types of businesses and organizations through its sales force, as well as through certain third parties.
        Vimeo's various services are marketed through online marketing efforts, including paid search engine marketing, social media, e-mail campaigns, display advertising and affiliate marketing. These services are also marketed through offline marketing efforts, such as conferences and events.
Revenue
        Vimeo revenue is derived primarily from annual and monthly SaaS subscription fees paid by subscribers for self-serve and enterprise plans.

Competition
Vimeo competes with a variety of online video platforms, from free, ad-based video sharing services directed at users to niche workflow and distribution solutions directed at professionals and enterprises. We believe that Vimeo differentiates itself from its competitors by providing an ad-free, high quality user experience and one-stop professional solution that is easy to use and affordable.
We believe that Vimeo’s ability to compete successfully will depend primarily upon the following factors:

•	the quality of its technology platforms, video tools and user experience;

•	whether its SaaS premium subscription plans resonate with customers, particularly with SMBs and enterprises;

•	its ability to drive visitors to its platforms and acquire paid subscribers in a sustainable manner through various forms of direct marketing or direct sales.

•	its ability to retain existing subscribers by continuing to provide a compelling value proposition and convert non-paying users into subscribers;

•
the continued ability of users to distribute Vimeo-hosted content across third-party platforms and the prominence and visibility of such content within search engine results and social media platforms;

•	its ability to host and stream high-bandwidth video on a scalable platform; and

•	the recognition and strength of the Vimeo brand relative to competitor brands.
Dotdash
Overview
Dotdash is a portfolio of digital publishing brands providing expert information and inspiration in select vertical content categories to over 90 million users each month.
Content
As of the date of this report, our Dotdash business consisted of the following brands:

•
the Verywell family of brands, providing information and resources through which users can explore a full spectrum of health and wellness topics, from comprehensive information on medical conditions to advice on fitness, nutrition, mental health, pregnancy and more;

•
the Spruce family of brands, providing information and resources relating to home decor, home repair, recipes, cooking techniques, pets and crafts, as well as practical, real-life tips and inspiration to help users create their best home;

•
the Balance family of brands, providing information and resources relating to personal finance, career and small business topics that makes personal finance easy to understand and where users can find clear, practical, and straightforward personal financial advice;

•	Investopedia, an online resource that provides investment and personal finance education, information and resources;

•
Lifewire, a leading online technology information property that provides expert-created, real-world technology information, resources and content with informative visuals and straightforward instruction that help users fix tech gadgets, learn how to perform specific tech tasks, and find the best tech products;

•	TripSavvy, a travel website written by real experts (not anonymous reviewers) where users can find useful travel advice and inspiration from destinations around the world;

•	Byrdie and MyDomaine, beauty and lifestyle websites where users can find beauty and style advice and curated home-design inspiration, fresh recipes and healthy relationship;

•
Brides, a leading online resource that inspires and guides users as they make decisions from pre-engagement to honeymoon and is committed to bringing its users an inclusive look at the world of weddings with every type of couple, every type of wedding and every type of celebration;

•	Liquor.com, a lifestyle website featuring award-winning articles, hand-selected recipes, bar guides and more;

•	TreeHugger.com, a leading online resource for news and information related to sustainability, as well as green news, solutions, and product information;

•	Mother Nature Network, a leading online resource for news and information related to the environment and responsible living; and

•
ThoughtCo, a leading online information and reference site with a focus on expert-created education content where users can find answers to questions and information regarding a broad range of disciplines, including science, technology and math, languages, and the humanities and the arts;

Through these brands, we provide original and engaging digital content in a variety of formats, including articles, illustrations, videos, and images. We work with hundreds of experts in their respective fields to create the content that it publishes, including doctors, chefs and certified financial advisors, among others.
Revenue
Dotdash revenue consists principally of digital advertising revenue and performance marketing revenue. Digital advertising revenue is generated primarily through digital display advertisements sold directly by our sales team and through programmatic advertising networks. Performance marketing revenue includes affiliate commerce and performance marketing commissions. Affiliate commerce commission revenue is generated when Dotdash refers users to commerce partner websites resulting in a purchase or transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-new account basis.
Marketing
We market Dotdash content through a variety of digital distribution channels, including search engines, social media platforms and via direct navigation to Dotdash sites. Users who engage with Dotdash brands are invited to share Dotdash content and sign up for Dotdash e-mail newsletters.

Competition
Dotdash competes with a wide variety of parties in connection with its efforts to attract and retain users and advertisers. Competitors primarily include other online publishers and destination websites with brands in similar vertical content categories and social channels.
Some of Dotdash’s current competitors have longer operating histories, greater brand recognition, larger user bases and/or greater financial, technical or marketing resources than Dotdash does. As a result, they have the ability to devote comparatively greater resources to the development and promotion of their content, which could result in greater market acceptance of their content relative to Dotdash content.
We believe that Dotdash’s ability to compete successfully will depend primarily upon the following factors:
•the quality and freshness of the content and features on Dotdash websites, relative to those of its competitors;

•its ability to successfully create or acquire content (or the rights thereto) in a cost-effective manner;

•the relevance, expertise and authority of the content featured on Dotdash websites; and

•its ability to successfully drive visitors to Dotdash’s portfolio of digital brands in a cost-effective manner.
Applications
Overview
Our Applications segment consists of our Desktop business and Mosaic Group, our mobile business. Through these businesses, we are a leading provider of global, advertising-driven desktop and subscription-based mobile applications.
Desktop
Through our Desktop business, we own and operate a portfolio of desktop browser applications that provide users with access to a wide variety of online content, tools and services. Aligned around the common theme of making the lives of users easier in just a few clicks, these products span a myriad of categories, including: FromDocToPDF, through which users can convert documents from one format into various others; MapsGalaxy, through which users can access accurate street maps, local traffic conditions and aerial and satellite street views; and GetFormsOnline, through which users can access essential forms (tax, healthcare, travel and more) online. Users who download our desktop browser applications are provided with new tab search services, as well as the option of default browser search services. Desktop browser applications are distributed to consumers free of charge on an opt-in basis directly through direct to consumer (primarily the Chrome Web Store) and partnership distribution channels.
Through our Desktop business, we also develop, distribute and provide a suite of Slimware-branded desktop-support software and services, including: DriverUpdate®, which scans, identifies and completes required updates to device-to-PC communicating drivers; SlimCleaner® software, which cleans, updates, secures and optimizes computer operating systems; and Slimware® Premium Support, a subscription service that provides subscribers with 24/7 access to remote tech support for their computers, mobile phones and other digital devices.
Mosaic Group
Through Mosaic Group, we are a leading provider of global subscription mobile applications. Mosaic Group’s products are developed by the following owned and operated businesses: Apalon, iTranslate (acquired in March 2018) and TelTech (acquired in October 2018). As of December 31, 2019, Mosaic Group had approximately 3.6 million mobile paying subscribers.
Apalon is a leading mobile development company with one of the largest and most popular application portfolios worldwide. iTranslate develops and distributes some of the world’s most downloaded mobile translation applications, enabling users to read, write, speak and learn foreign languages anywhere in the world. TelTech develops and distributes unique and innovative mobile communications applications that help protect consumer privacy.

Through Mosaic Group, collectively, we operated 39 branded mobile applications in 28 languages across 173 countries as of December 31, 2019. These branded mobile applications consist of applications spanning a variety of categories, each designed to meet the varying and unique needs of subscribers and enhance their daily lives, including: iTranslate, through which subscribers can connect and communicate across over 100 languages; Robokiller, which thwarts both telemarketing and illegal spam phone calls; NOAA Radar, which provides up-to-date weather information and storm tracking worldwide; Scanner for Me, which allows users to create, sign and edit PDFs using the camera on their mobile phones; Productive, a goal-setting and habit-tracking app that allows consumers to better plan and control their lives; and Planes Live, a go-to companion application for frequent fliers. Mosaic Group’s various branded mobile applications are distributed to subscribers primarily through the Apple App Store and Google Play Store.
Mosaic Group believes it has the personnel, systems and expertise necessary to build and scale leading mobile applications and grow mobile subscription businesses. By applying these resources and skills to both organically developed and acquired mobile applications, Mosaic Group has demonstrated success in scaling mobile applications across a wide variety of utility and productivity categories. With a deep commitment to delivering continuing value to its subscribers and users and a continued focus on entering new categories, data-driven decision-making based on key performance indicators and best-in-class data modeling, user acquisition and optimization teams, Mosaic Group has grown to become one of the world’s leading mobile subscription businesses.

Revenue
Desktop revenue largely consists of advertising revenue generated principally through the display of paid listings in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. The substantial majority of the paid listings displayed by the Desktop business is supplied by Google Inc. (“Google”) pursuant to a services agreement with Google.
Pursuant to this agreement, Desktop businesses that provide search services transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through one of our Desktop business and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with us. See “Item 1A-Risk Factors-We depend upon arrangements with Google.”
To a lesser extent, Desktop revenue also includes fees related to subscription-based downloadable desktop applications, as well as display advertisements.
Mosaic Group revenue consists primarily of fees related to subscription downloadable mobile applications distributed through the Apple App Store and Google Play Store and, to a significantly lesser extent, revenue generated from display advertisements.
Marketing
We market our Desktop applications to users primarily through digital display advertisements and paid search engine marketing efforts, as well as through a number of affiliate advertisers. We market our mobile applications to users primarily through digital storefronts (primarily the Apple App Store and Google Play Store) and digital display advertisements on social media, messaging and media platforms, as well as in-app and cross-app advertising.
Competition
The Applications industry is competitive and has no single, dominant desktop or mobile application brand globally. The Desktop business competes with a number of other companies that develop and market similar desktop browser application products and distribute them through direct to consumer and third-party agreements. We also compete with search engines to provide users with new tab, homepage and/or default search services. We believe that the ability of our Desktop business to compete successfully will depend primarily upon the following factors:

•
its ability to maintain industry-leading monetization solutions for desktop browser applications in response to evolving technology and changing requirements from operators of large platforms, including Google;

•	the size and stability of its global base of installed desktop application products and the ability to grow this base;

•
the continued creation of desktop browser applications that resonate with consumers, which depends upon the continued ability to bundle attractive features, content and services (some of which may be owned by third parties);

•	its ability to differentiate its desktop browser applications from those of competitors; and

•	its ability to market and distribute desktop browser applications through direct to consumer (primarily the Chrome Web Store) and third-party channels in a cost-effective manner.

Mosaic Group competes with many mobile application companies that provide similar free and paid mobile application products. We also compete with services provided by non-mobile, analog and disparate sources, along with certain digital companies whose competitive products are ancillary or immaterial to their primary sources of revenue.
We believe that the ability of Mosaic Group to compete successfully will depend primarily upon the following factors:

•	the continued growth of consumer adoption of free and paid mobile applications generally and related engagement levels;

•its ability to operate its various mobile applications as a scalable platform;

•its ability to retain existing subscribers and acquire new subscribers in a cost-effective manner;

•	its ability to market and distribute its mobile applications through third party digital app stores, including the Google Play Store and the Apple App Store, in a cost-effective manner;

•its ability to continue to optimize its marketing and monetization strategies;

•the continued growth of smartphone adoption in certain regions of the world, particularly emerging markets;

•the continued strength of Mosaic Group brands; and

•	its ability to introduce new and enhanced mobile applications in response to competitor offerings, consumer preferences, platform demands, social trends and evolving technological landscape.
Emerging & Other
Overview
Our Emerging & Other segment primarily includes:

•	Ask Media Group, through which we provide general search services, and to a lesser extent, content, through a variety of owned and operated websites that help users find the information they need;

•
Care.com, a leading global platform for finding and managing family care, designed to me the evolving needs of today's families and caregivers, and provider of household payroll and tax services, customized corporate benefits packages covering the care needs of working families and innovative new ways for caregivers to be paid and obtain professional benefits;

•
Bluecrew, a technology driven platform exclusively for flexible W-2 work, with job seekers turning to Bluecrew for sustainable and reliable employment that fits their schedules across a broad range of industries, including warehousing, logistics, e-commerce, events, delivery and hospitality;

• NurseFly, a temporary health care staffing platform acquired in June 2019;

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

Revenue
Ask Media Group’s revenue consists primarily of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue.
Care.com generates revenue primarily through subscription fees from families and caregivers to its suite of products and services, as well as though annual contracts with corporate employers who provide access to Care.com’s suite of products and services as an employee benefit and through contracts with businesses that recruit employees through (and advertise on) its platform.
Bluecrew revenue consists of service revenue, which is generated through staffing workers.
NurseFly revenue consists of subscription revenue, which is generated through recruiting agencies that seek access to qualified healthcare professionals.
The Daily Beast revenue consists of advertising revenue, which is generated primarily through display advertisements (sold directly and through programmatic ad sales), and to a lesser extent, affiliate commerce commission revenue.
Revenue of IAC Films is generated primarily through media production and distribution.
Employees
As of December 31, 2019, IAC had approximately 8,700 full-time employees worldwide, the substantial majority of which provided services to our brands and business located in the United States. We believe that we generally have good relationships with our employees.
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
Code of Ethics
The Company’s code of ethics applies to all employees (including IAC’s principal executive officers, principal financial officer and principal accounting officer) and directors and is posted on the Investor Relations section of the Company's website at www.iac.com/Investors under the “Code of Ethics” tab. This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K (and any waivers of such provisions of the code of ethics for IAC’s executive officers, senior financial officers or directors) will also be disclosed on IAC’s website.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC’s future financial performance, IAC’s business prospects and strategy, including the separation of Match Group from IAC, anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters. These forward-looking statements are based on IAC management's expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
Risk Factors
Risks Related to Our Business and Operations
Our success depends, in substantial part, on our continued ability to market, distribute and monetize our products and services through search engines, digital app stores and social media platforms.
The marketing, distribution and monetization of our products and services depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with search engines, digital app stores and social media platforms, in particular, those operated by Google, Apple and Facebook. These platforms could decide not to market and distribute some or all of our products and services, change their terms and conditions of use at any time (and without notice), favor their own products and services over ours and/or significantly increase their fees. While we expect to maintain cost-effective and otherwise satisfactory relationships with these platforms, no assurances can be provided that we will be able to do so and our inability to do so in the case of one or more of these platforms could have a material adverse effect on our business, financial condition and results of operations.
In particular, as consumers increasingly access our products and services through applications (both mobile and desktop), we (primarily in the case of our Match Group and Mosaic Group businesses) increasingly depend upon the Apple App Store and the Google Play Store to distribute our mobile and desktop browser applications. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our mobile applications, including those relating to the amount of (and requirement to pay) certain fees associated with purchases facilitated by Apple and Google through our mobile applications, their ability to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute applications through their stores, the features we may provide in our products and services, our ability to access information about our subscribers and users that they collect and the manner in which we market in-app products. Apple or Google could also make changes to their operating systems or payment services that could negatively affect our businesses. We cannot assure you that Apple or Google will not limit, eliminate or otherwise interfere with the distribution of our applications, the features we provide in our products and services, our ability to access information about our subscribers and users that they collect and the manner in which we market our in-app products. To the extent either or both of them do so, our business, financial condition and results of operations could be adversely affected.
In addition, the use of certain of our products and services also depends, in part, on social media platforms. For example, many users of Match Group’s Tinder, Hinge and certain other dating products historically registered for (and logged into) these dating products exclusively through their Facebook profiles. While Match Group launched an alternate authentication method that allows users to register for (and log into) Tinder, Hinge and other affected products using their mobile phone number, no assurances can be provided that users will no longer register for (and log into) these products through their Facebook profiles. Facebook has broad discretion to change its terms and conditions applicable to the data collected by its platform (and the use of such data) and to interpret its terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook as an authentication method or to allow Facebook to use such data to gain a competitive advantage. If any such event were to occur, our, business, financial condition and results of operations could be adversely affected.
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
Similarly, the success of the businesses within our ANGI Homeservices segment and our Care.com business depends, in substantial part, on the continued migration of the home services and care-related services markets online. If for any reason these markets do not migrate online as quickly as (or at lower levels than) we expect and consumers and service professionals (and members and caregivers) continue, in large part, to rely on traditional offline efforts to connect with one another, our business, financial condition and results of operations could be adversely affected.
Lastly, as it relates to our advertising-supported businesses, our success also depends, in part, on our ability to compete for a share of available advertising expenditures as more traditional offline and emerging media companies continue to enter the online advertising market, as well as on the continued growth and acceptance of online advertising generally. If for any reason online advertising is not perceived as effective (relative to traditional advertising) and related mobile and other advertising models are not accepted, web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and/or the industry fails to effectively manage click fraud, the market for online advertising will be negatively impacted. Any lack of growth in the market for online advertising could adversely affect our business, financial condition and results of operations.
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
Our ability to market our brands on any given property or channel is subject to the policies of the relevant third-party seller, publisher of advertising (including search engines and social media platforms with extraordinarily high levels of traffic and numbers of users) or marketing affiliate. As a result, we cannot assure you that these parties will not limit or prohibit us from purchasing certain types of advertising (including the purchase by IAC of advertising with preferential placement), advertising certain of our products and services and/or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third-party sellers, publishers of advertising and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.
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
Evolving consumer behavior (specifically, increased consumption of media through digital means) can also affect the availability of cost-effective marketing opportunities. To continue to reach consumers, engage with users and grow in this environment, we will need to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video and other digital platforms), as well as target consumers and users via these channels. Since newer advertising channels are undeveloped and unproven relative to traditional channels (such as television), it could be difficult to assess returns on our related marketing investments, which could adversely affect our business, financial condition and results of operations.

Lastly, certain of our businesses also enter into various arrangements with third parties (including advertising agencies) to drive visitors to our various brands and businesses, which arrangements are generally more cost-effective than traditional marketing efforts. If these businesses are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of traffic and leads generated through third-party arrangements are dependent on many factors, most of which are outside our control. If the quality and/or convertibility of traffic and leads do not meet the expectations of the users of our various products and services, our paid listings providers and/or advertisers, our business, financial condition and results of operations could be adversely affected.
Our brands and businesses operate in especially competitive and evolving industries.
The industries in which our brands and businesses operate are competitive, with a consistent and growing stream of new products and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas, user demographics and/or other key areas that we currently serve or may serve in the future. Generally (and particularly in the case of the businesses within our Match Group and ANGI Homeservices segments), we compete with social media platforms with access to large existing pools of potential users and their personal information, which means these platforms can drive visitors to their products and services, as well as better tailor products and service to individual users, at little to no cost relative to our efforts. For example, our dating business competes with Facebook, which introduced a dating feature on its platform that it has rolled out in North America and certain other markets and has stated it plans to roll out globally. We also compete generally with search engine providers and online marketplaces that can market their products and services online in a more prominent and cost-effective manner than we can. Any of these advantages could enable our competitors to offer products and services that are more appealing to consumers than our products and services, respond more quickly and/or cost effectively than we do to evolving market opportunities and trends and/or display their own integrated or related products and services in a more prominent manner than our products and services in search results, which could adversely affect our business, financial condition and results of operations.
In addition, costs to switch among products and services are low or non-existent and consumers generally have a propensity to try new products and services (and use multiple products and services simultaneously). As a result, we expect the continued emergence of new products and services, entrants and business models in the various industries in which our brands and businesses operate. Our inability to compete effectively against new products, services and competitors could result in decreases in the size and levels of engagement of our various user and subscriber bases, which could adversely affect our business, financial condition and results of operations.
We rely on Internet search engines to drive traffic to our various properties. Certain operators of search engines offer products and services that compete directly with our products and services. If links to websites offering our products and services are not displayed prominently in search results, traffic to our properties could decline and our business could be adversely affected.
        In addition to paid marketing, we rely heavily on Internet search engines, such as Google, to drive traffic to our properties through their unpaid search results. Although search results have allowed us to attract a large audience with low organic traffic acquisition costs in the past, if they fail to continue to drive sufficient traffic to our properties, we may need to increase our marketing spend to acquire additional traffic. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and any increase in marketing expense may in turn harm our operating results.
        The amount of traffic we attract from search engines is due in large part to how and where information from (and links to websites offering our products and services) are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to websites offering our products and services, and negatively impacted traffic to such websites, and we expect that search engines will continue to make such changes from time to time in the future.
        However, we may not know how (or otherwise be in a position) to influence actions of this nature taken by search engines. With respect to search results in particular, even when search engines announce the details of their methodologies, their parameters may change from time to time, be poorly defined or be inconsistently interpreted.
        In addition, in some instances, search engines may change their displays or rankings in order to promote their own competing products or services, or the products or services of one or more of our competitors. Any such action could negatively impact the search rankings of links to websites offering our products and services, or the prominence with which such links appear in search results. Our success depends on the ability of our products and services to maintain a prominent position in search results, and in the event operators of search engines promote their own competing products in the future in a manner that has the effect of reducing the prominence or ranking of our products and services, our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.
Through our various businesses, we own and operate a number of widely known consumer brands with strong brand appeal and recognition within their respective markets and industries, as well as a number of emerging brands that we are in the process of building. We believe that our success depends, in large part, on our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) our emerging brands. Events that could adversely impact our brands and brand-building efforts include (among others): product and service quality concerns, consumer complaints and lawsuits, ineffective advertising, inappropriate and/or unlawful actions taken by users, service professionals and caregivers, actions taken by governmental or regulatory authorities, data protection and security breaches and related bad publicity. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.
Our success depends, in part, on our ability to continue to develop and monetize versions of our products and services for mobile and other digital devices.
As consumers increasingly access our products and services through mobile and other digital devices (including through digital voice assistants), we will need to continue to devote significant time and resources to ensure that our products and services are accessible across these platforms (and multiple platforms generally). If we do not keep pace with evolving online, market and industry trends (including the introduction of new and enhanced digital devices and changes in the preferences and needs of our users and consumers generally), offer new and/or enhanced products and services in response to such trends that resonate with consumers, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
Similarly, the businesses within our ANGI Homeservices segment are particularly sensitive to events and trends that could result in consumers delaying or foregoing home services projects and/or service professionals being less likely to pay for consumer matches and Marketplace subscriptions, which could result in decreases in Marketplace service requests and directory searches. Any such decreases could result in turnover at the Marketplace and/or in any of our directories, adversely impact the number and quality of service professionals at the Marketplace and in our directories and/or adversely impact the reach of (and breath of services offered through) the Marketplace and our directories, any or all of which could adversely affect our business, financial condition and results of operations.
Our ability to communicate with our users, subscribers and consumers via e-mail (or other sufficient means) is critical to our success.
As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of e-mail (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send e-mails to users, subscribers and consumers. A continued and significant erosion in our ability to communicate with users, subscribers and consumers via e-mail could adversely impact the user experience, engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as e-mail has been historically.

Our success depends, in part, on our ability to access, collect and use personal data about our users and subscribers.
We depend on search engines, digital app stores and social media platforms, in particular, those operated by Google, Apple and Facebook, to market, distribute and monetize our products and services. Our subscribers and users engage with these platforms directly, and in the case of digital app stores, may be subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms may receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. Certain of these platforms have restricted our access to personal data about our users and subscribers obtained through their platforms. If these platforms limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected, our ability to identify and communicate with a meaningful portion of our user and subscriber bases may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts, the rates we are able to charge advertisers seeking to reach users and subscribers on our various properties and our ability to develop and implement safety features, policies and procedures for certain of our products and services could be adversely affected. We cannot assure you that search engines, digital app stores and social media platforms upon which we rely will not limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.
We may need to offset increasing digital app store fees by decreasing traditional marketing expenditures, increasing user volume or monetization per user or by engaging in other efforts to increase revenue or decrease costs generally.
We increasingly rely upon the Apple App Store and the Google Play Store to distribute the mobile applications of our various businesses. While some of our mobile applications are generally free to download from these stores, many of our mobile applications (primarily our dating and Mosaic Group applications) are subscription-based and/or offer in-app à la carte features for a fee. We determine the prices at which these subscriptions and à la carte features are sold; however, all related purchases must be processed through the in-app payment systems provided by Apple and, to a lesser extent, Google. As a result, we pay Apple and Google, as applicable, a meaningful share (generally 30%, and in the case of subscription-based products, 30% for the first twelve months of a subscription and 15% thereafter) of the revenue we receive from these transactions. While we are constantly innovating on and creating our own payment systems and methods, given the increasing distribution of our mobile applications through digital app stores and strict in-app payment system requirements, we may need to offset these increased digital app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user or engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected. Additionally, to the extent Google changes its terms and conditions or practices to require us to process purchases of subscriptions and à la carte features through its in-app payment system, our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, of the ability of ANGI Homeservices and Care.com to establish and maintain relationships with quality service professionals and caregivers.
We will need to continue to attract, retain and grow the number of skilled and reliable service professionals who can provide home services across ANGI Homeservices platforms and caregivers who can provide care-related services across Care.com platforms. If we do not offer innovative products and services that resonate with consumers and service professionals (and members and caregivers) generally, as well provide service professionals and caregivers with an attractive return on their marketing and advertising investments, the number of service professionals and caregivers affiliated with ANGI Homeservices and Care.com platforms, respectively, would decrease. Any such decrease would result in smaller and less diverse networks and directories of service professionals and caregivers, and in turn, decreases in service requests, directory searches and member requests for caregivers, which could adversely impact our business, financial condition and results of operations.
We depend upon arrangements with Google.
A meaningful portion of our consolidated revenue (and a substantial portion of our net cash from operations that we can freely access) is attributable to a services agreement with Google. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated by users of our Applications and Ask Media Group properties. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search‑related services. Our current agreement with Google expires on March 31, 2020. In February 2019, we amended this agreement, effective as of April 1, 2020, to extend the expiration date of our agreement to March 31, 2023; provided, however, that beginning September 2020 and each September thereafter, we or Google may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given. We believe that the amended agreement, taken as a whole, is comparable to our current agreement with Google.
The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the efficiency of Google’s system in attracting advertisers and serving up paid listings in response to search queries and parameters established by Google regarding the number and placement of paid listings displayed in response to search queries. In addition, Google makes judgments about the relative attractiveness (to advertisers) of clicks on paid listings from searches performed on our properties and these judgments factor into the amount of revenue we receive. Google also makes judgments about the relative attractiveness (to users) of paid listings from searches performed on our properties and these judgments factor into the number of advertisements we can purchase. Changes to the amount Google charges advertisers, the efficiency of Google’s paid listings network, Google's judgment about the relative attractiveness to advertisers of clicks on paid listings from our properties or to the parameters applicable to the display of paid listings generally could result in a decrease in the amount of revenue we receive from Google and could adversely affect our business, financial condition and results of operations. We have experienced such changes in the past and such changes could come about in the future for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google. In the past, Google has made changes to its policies under our services agreement, as well as made industry-wide changes to its policies and practices, that have negatively impacted our Desktop and Ask Media Group businesses.
Our services agreement with Google also requires that we comply with certain guidelines for the use of Google brands and services, including the Chrome browser and Chrome Web Store. These guidelines govern which of our products and applications may access Google services or be distributed through its Chrome Web Store, and the manner in which Google’s paid listings are displayed within search results across various third-party platforms and products (including our properties). Our services agreement also requires that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, prohibit and/or render obsolete certain of our products, services and/or business practices or impair the distribution of some of our products and services, any of which could be costly to address or otherwise adversely affect our business, financial condition and results of operations. Google has made changes in the past that have adversely affected our results of operations and may do so again in the future. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for certain of our Applications and Ask Media Group properties could, if not cured, result in the suspension of some or all Google services to our properties (or the websites of our third-party partners) and/or the termination of the services agreement by Google.
The termination of the services agreement by Google, the curtailment of our rights under the agreement, including the failure to allow our products to access Google services (whether pursuant to the terms thereof or otherwise), and/or the failure of Google to perform its obligations under the agreement would have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate provider of paid listings (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenues.
Foreign currency exchange rate fluctuations could adversely affect us.
We operate in various foreign markets, primarily in various jurisdictions within the European Union, and as a result, are exposed to foreign exchange risk for both the Euro and British Pound (“GBP”). During the fiscal years ended December 31, 2019 and 2018, approximately 35% and 34% of our total revenues, respectively, were international revenues. We translate international revenues into U.S. Dollar-denominated results. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of our international businesses into U.S. Dollars affects the period-over-period comparability of operating results. We are also exposed to foreign currency exchange gains and losses to the extent we or our subsidiaries conduct transactions in, and/or have assets and/or liabilities that are denominated in, a currency other than the relevant entity's functional currency. For details regarding exchange rates and foreign currency exchange gains and losses for the fiscal years ended December 31, 2019 and 2018, see “Item 7A-Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Risk.”
The exit from the European Union by the United Kingdom may cause disruptions to capital and currency markets worldwide, and the full impact of this event remains uncertain. The exit from the European Union by the United Kingdom could result in exchange rate and other market and economic volatility, which could adversely affect our operating results.

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
We receive, process, store and transmit a significant amount of personal, confidential or sensitive user information and, in the case of certain of our products and services, enable users to share their personal information with each other. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators and impacted individuals and it may be costly to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. When breaches of security (ours or that of any third-party we engage to store information) occur, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions) and the reputation of our brands and business could be harmed, any or all of which could adversely affect our business, financial condition and results of operations. In addition, if any of the search engines, digital app store or social media platform through which we market, distribute and monetize our products and services were to experience a breach, third parties could gain unauthorized access to personal data about our users and subscribers, which could indirectly harm the reputation of our brands and businesses and in turn, adversely affect our business, financial condition and results of operations. See also “-The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”
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
When we or a third party (including credit card processing companies, as well as any business that offers products and services online or offline generally) experience a data security breach involving credit card information, affected cardholders will often cancel their cards. In the case of a breach experienced by a third-party, the more sizable the third-party’s customer base, the greater the number of accounts impacted and the more likely it is that our users would be impacted by such a breach. If such a breach impacts our users, we would need to contact affected users to obtain new payment information. It is likely that we would not be able to reach all users impacted by the breach, and even if we could, new payment information for some users may not be obtained and pending transactions may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of providers of online products and services to protect their personal information generally. As a result, they may stop using their credit cards online and choose alternative payment methods that are not as convenient for IAC or restricts our ability to process payments without significant effort, which could adversely affect our business, financial condition and results of operations.

If we fail to prevent credit card data security breaches and fraudulent credit card transaction, we could face litigation, governmental enforcement actions, fines, civil liability, diminished public perception of our security measures, higher credit card-related costs and substantial remediation costs, or credit card processors could cease doing business with ut, any of which could adversely affect our business, financial condition and results of operations.
The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.
We receive, transmit and store a large volume of personal information and other user data in connection with the provision of online products and services, the processing of search queries and the display of advertising on our various properties. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal, state and foreign laws and regulations and evolving industry standards and practices, which are changing, and in some cases, inconsistent and conflicting and subject to differing interpretations. In addition, new laws, regulations, standards and practices of this nature are proposed and adopted from time to time.
For example, a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the “GDPR”), became effective in May 2018. The GDPR, which applies to companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance, as well as provides a private right of action for individual claimants. The GDPR will continue to be interpreted by European Union data protection regulators, which may require that we make changes to our business practices, and could generate additional risks and liabilities. The European Union is also considering an update to its Privacy and Electronic Communications Directive to impose stricter rules regarding the use of cookies.
In addition, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000 for the transfer of personal data from the European Economic Area (the “EEA”) to the United States. Although U.S. and European Union authorities reached a political agreement for the transfer of personal data from the EEA to the United States in February 2016 (the “EU-U.S. Privacy Shield”), it is facing mounting legal challenges. Certain of our businesses continue to rely on the EU-U.S. Privacy Shield and it is unclear what effect these challenges will have on transfers of personal data from the EEA to the United States in reliance on this framework going forward. If these businesses can no longer rely on the EU-U.S. Privacy Shield in connection with the transfer of personal data from the EEA to the United States, they would need to make changes to their respective business practices to ensure compliance with the GDPR, which could be costly and adversely affect our business, financial condition and results of operations.
Also, the exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, many jurisdictions abroad in which we do business have already or are currently considering adopting privacy and data protection laws and regulations.
Moreover, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various U.S. state legislatures (including those in Illinois, New York, Virginia and Washington). Other U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective January 1, 2020 (the “CCPA”). The CCPA provides new data privacy rights for California consumers, including the right to know what personal information is being collected about them and how it is being used, as well as significant rights over the use of their personal information (including the right to have such information deleted and the right to object to the sale of such information) and new operational requirements for businesses (primarily providing consumers with enhanced privacy-related disclosures). The CCPA restricts the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations, which could adversely affect our business, financial condition and results of operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages of up to $750 per violation, with the California Attorney General maintaining authority to enforce the CCPA and seek civil penalties for intentional violations of the CCPA of up to $7,500 per violation. In addition, a ballot initiative to address privacy matters has been filed with the Office of the California Attorney General, which is expected to be presented California voters in November 2020, could further restrict the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations and/or impose additional operational requirements on our businesses, which could adversely affect our business, financial condition and results of operations. Lastly, the Federal Trade Commission has also increased its focus on privacy and data security practices, as evidenced by the first-of-its-kind, $5 billion dollar fine against a social media platform for privacy violations.
While we believe that we comply with applicable privacy and data protection policies, laws and regulations and industry standards and practices in all material respects, we could still be subject to claims of non-compliance that we may not be able to successfully defend and/or significant fines and penalties. Moreover, any non-compliance or perceived non-compliance by us (or any third-party we engage to store or process information) or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation (including consumer class actions), claims of breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, which could adversely affect our business, financial condition and results of operations. Additionally, to the extent multiple U.S. state-level (or European Union member-state level) laws are introduced with inconsistent or conflicting standards and there is no federal or European Union regulation to preempt such laws, compliance could be even more difficult to achieve and our potential exposure to the risks discussed above could increase.
Lastly, ongoing compliance with existing (and compliance with future) privacy and data protection laws worldwide could be costly. The devotion of significant costs to compliance (versus to the development of products and services) could result in delays in the development of new products and services, us ceasing to provide problematic products and services in existing jurisdictions and us being prevented from introducing products and services in new and existing jurisdictions, any or all of which could adversely affect our business, financial condition and results of operations.
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
We also continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various products and services and keep up with changes in user preferences. If we do not do so in a timely and cost-effective manner, the user experience and demand across our brands and businesses could be adversely affected, which could adversely affect our business, financial condition and results of operations.

Mr. Diller and certain members of his family are able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.
As of the date of this report, Mr. Diller, his spouse, Diane von Furstenberg, and his stepson, Alexander von Furstenberg, collectively beneficially owned shares of Class B common stock and common stock that represented approximately 42.5% of the total outstanding voting power of IAC (based on the number of shares of IAC common stock outstanding on January 31, 2020). For details regarding the IAC securities beneficially owned by Mr. Diller, Ms. Von Furstenberg and Mr. Von Furstenberg, see “Item 1-Business-Equity Ownership and Vote.”
As a result of shares of Class B common stock and common stock beneficially owned by these individuals, they are, collectively, currently in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC’s Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC and its shareholders, which could adversely affect the market price of IAC securities.
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals worldwide, particularly in the case of senior management. Competition for well-qualified employees across IAC and its various businesses is intense and we must attract new (and retain existing) employees to compete effectively. While we have established programs to attract new (and retain existing) employees, we may not be able to attract new (or retain existing) key and other employees in the future. In addition, if we do not ensure the effective transfer of knowledge to successors and smooth transitions (particularly in the case of senior management) across our various businesses, our business, financial condition and results of operations generally, could be adversely affected.
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
Even if we complete what we believe to be suitable acquisitions, we may experience related operational and financial risks. As a result, to the extent that we continue to grow through acquisitions, we will need to:
•properly value prospective acquisitions, especially those with limited operating histories;

•	successfully integrate the operations, as well as the various functions and systems, of acquired businesses with our existing operations, functions and systems;

•successfully identify and realize potential synergies among acquired and existing businesses;

•retain or hire senior management and other key personnel at acquired businesses; and

•successfully manage acquisition‑related strain on management, operations and financial resources.

We may not be successful in addressing these challenges or any other problems encountered in connection with historical and future acquisitions, including the pending acquisition of Care.com. In addition, the anticipated benefits of one or more acquisitions, including any that IAC expects to realize as a result of the acquisition of Care.com, may not be realized. Also, future acquisitions could result in increased operating losses, potentially dilutive issuances of equity securities and/or the assumption of contingent liabilities. Lastly, the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events and/or trends, which could result in significant impairment charges. The occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.
We face additional risks in connection with our international operations.
We currently operate in various jurisdictions abroad and may continue to expand our international presence. Operating abroad, particularly in jurisdictions where we have limited experience, exposes us to additional risks, including:

•operational and compliance challenges caused by distance, language barriers and cultural differences;

•difficulties in staffing and managing international operations;

•differing levels (or lack) of social and technological acceptance of our products and services;

•slow or lagging growth in the commercial use and acceptance of the Internet;

•foreign currency fluctuations;

•restrictions on the transfer of funds among countries and back to the United States and related repatriation costs;
•differing and potentially adverse tax laws;

•	compliance challenges due to differences in laws and regulatory environments, particularly in the case of privacy, data security and intermediary liability laws, rules and regulations;

•competitive environments that favor local businesses;

•limitations on the level of intellectual property protection; and

•trade sanctions, political unrest, terrorism, war and epidemics or the threat of any of these events.

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
Compliance with applicable laws and regulations, as well as responding to any related inquiries, investigations or other government action, could be costly, delay or impede the development of new products and services, require modifications to existing products and services, require us to change or cease certain business practices and/or require significant management time and attention. Non-compliance could subject us to remedies that could harm our business, such as fines, demands or orders that require us to modify or cease then current products and services, as well as result in negative publicity, any of which, if significant, could adversely affect our business, financial condition and results of operations.
We are particularly sensitive to laws and regulations that adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact the ability or manner in which we provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and undermine open and neutrally administered Internet access. For example, in February 2019, the Secretary of State for Digital, Culture, Media and Sport of the United Kingdom, indicated in public comments that his office intends to inquire as to the measures utilized by online dating platforms (including Tinder) to prevent access by underage users. To the extent our dating business is required to implement new measures to prevent such access, our business, financial condition and results of operations could be adversely affected. In addition, in April 2019, the United Kingdom published proposed legislation that would create a new regulatory body responsible for establishing duties of care for Internet companies and for assessing related compliance. As proposed, failure to comply with the legislation could result in fines, blocking of services and personal liability for senior management. To the extent our businesses are required to implement new measures and/or make changes to our products and services to ensure compliance, our business, financial condition and results of operations could be adversely affected. Compliance with this legislation or similar or more stringent legislation in other jurisdictions could be costly, and the failure to comply could result in service interruptions and negative publicity, any or all of which could adversely affect our business, financial condition and results of operations. In addition, in December 2017, the U.S. Federal Communications Commission (the “FCC”) adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. To the extent Internet service providers take such actions, our business, financial condition and results of operations could be adversely affected.
In the case of the businesses within our Match Group, ANGI Homeservices, Vimeo and Applications segments, as well as our Care.com business, we are also sensitive to the adoption of any law or regulation affecting the ability of our businesses to periodically charge for recurring membership or subscription payments. For example, the European Union Payment Services directive, which became effective in 2018, could impact the ability of our businesses to process auto-renewal payments for, as well offer promotional or differentiated pricing to, users who reside in the European Union, and similar new (and proposed changes to similar existing legislation or regulations) are being considered in many U.S. states. The adoption of any law or regulation that adversely affects revenue from recurring membership or subscription payments could adversely affect our business, financial condition and results of operations.
We are also generally sensitive to the adoption of new tax laws. The European Commission and several European countries have recently adopted (or intend to adopt) proposals that would change various aspects of the current tax framework under which certain of our European businesses are taxed, including proposals to change or impose new types of non-income taxes (including taxes based on a percentage of revenue). For example, France enacted a Digital Services Tax in 2019, which is applicable to revenues over specified thresholds generated by businesses that provide intermediary services (any digital interface that enables users to contact and interact with others) to, and/or publish advertising-based user data linked to, users residing in France. The proposal, which is applicable retroactively to revenues earned from and after January 1, 2019, would likely apply to certain of our businesses. The United Kingdom previously enacted a similar proposal, the Digital Services Tax, which is applicable to revenues of social media platforms, online marketplaces and search engines linked to users residing in the United Kingdom and earned from and after April 1, 2020, which would likely apply to certain of our businesses. One or more of these or similar proposed tax laws could adversely affect our business, financial condition and results of operations.

In addition, in the case of our ANGI Homeservices segment and to a lesser extent, our Care.com business, we are particularly sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our service professionals and caregivers from independent contractors to employees, as well as changes to state and local laws or judicial decisions relating to the definition and/or classification of independent contractors. For example, California recently passed a worker classification statute (AB 5), which effectively narrowed the definition of an independent contractor by requiring hiring entities to use a stricter test to determine a given worker’s classification. In addition, AB 5 places the burden of proof for classifying workers as independent contractors on hiring entities and provides enforcement powers to the state and certain cities. Also, legislative proposals concerning worker classification are being considered by various states, including New York and New Jersey. Since we currently treat certain of our service professionals (and in limited cases, our caregivers) as independent contractors for all purposes, we do not withhold federal, state and local income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments or provide workers’ compensation insurance with respect to such individuals. If we are required as the result of new laws to reclassify these individuals as employees, we could be exposed to various liabilities and additional costs, including exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest, any or all of which could adversely affect our business, financial condition and results of operations. We are involved in various legal proceedings and investigations challenging the classification of these individuals as independent contractors and may become involved in other proceedings and investigations in the future.
Lastly, in the case of the businesses within our Vimeo segment, we are also sensitive to the changes in laws and regulations that limit the liability of online intermediaries for copyright infringement by their users. While the U.S. Digital Millennium Copyright Act (the “DMCA”) currently provides a safe harbor for online intermediates, based primarily on the principles of notice and takedown. If the DMCA is interpreted in a manner unfavorable to online providers, our business, financial condition and results of operations could be adversely affected. In addition, in June 2019, the European Union passed the Directive on Copyright in the Digital State Market, which requires each European Union member state to adopt by June 2021 a regulatory framework that requires online intermediaries and copyright holders to use best efforts to license or takedown to infringing content. To the extent this legislation or similar or more stringent legislation in the U.S. or other jurisdictions abroad requires our businesses to implement new measures and/or make changes to our products and services to ensure compliance, which could be costly, our business, financial condition and results of operations could be adversely affected.

We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets. We also rely, to a lesser extent, upon patented and patent-pending proprietary technologies with expiration dates ranging from 2020 to 2037.
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
From time to time, we have been subject to legal proceedings and claims in the ordinary course of business related to alleged claims of infringement of the intellectual property of others by us and users of certain of our products and services and may need to institute legal proceedings in the future to enforce, protect or refine the scope of our intellectual property rights. For example, in March 2018, our Match Group business filed a lawsuit against Bumble Trading Inc., which operates and markets the online dating application Bumble in the United States, for patent and trademark infringement, as well as trade secret misappropriation. Bumble’s counterclaims request that our trademark registration for Tinder’s SWIPE trademark be canceled and that a number of our pending applications for trademark registration be denied. This case is currently pending in Federal Court in the Western District of Texas. Any legal proceedings related to intellectual property, regardless of outcome or merit, could be costly and result in diversion of and technical resources, which could adversely affect our business, financial condition and results of operations.
Risks Related to Our Liquidity, Indebtedness and Dilution
Our current and future indebtedness could affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations.
As of December 31, 2019, we had total debt outstanding of approximately $3.1 billion, of which approximately $1.3 billion, $1.6 billion and $232.0 million was owed by IAC, Match Group and ANGI Homeservices, respectively. As of that date, we, Match Group and ANGI Homeservices had borrowing availability of $250 million, $500 million and $250 million, respectively, under our revolving credit facilities. Neither Match Group, ANGI Homeservices nor any of their respective subsidiaries guarantee any indebtedness of IAC or are currently subject to any of the covenants related to such indebtedness. Similarly, neither IAC nor any of its subsidiaries (other than Match Group and its subsidiaries in the case of Match Group indebtedness and ANGI Homeservices and its subsidiaries in the case of ANGI Homeservices indebtedness) guarantee any indebtedness of Match Group or ANGI Homeservices nor are subject to any of the covenants related to such indebtedness.
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

•limit our respective abilities to react to changing market conditions in the various industries in which we do business.

Subject to certain restrictions, we and our subsidiaries may incur additional unsecured and secured indebtedness. If additional indebtedness incurred in compliance with these restrictions is significant, the risks described above could increase.
Lastly, if an event a default has occurred or our leverage ratio exceeds specified thresholds, our ability to pay dividends, make distributions and repurchase or redeem our capital stock would be limited. Match Group and ANGI Homeservices are subject to similar restrictions. See “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Position, Liquidity and Capital Resources and Financial Position.”
We may not be able to generate sufficient cash to service all of our indebtedness.
The ability of IAC, Match Group and ANGI Homeservices to satisfy our respective debt obligations will depend upon, among other things:

•
our respective future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
the future ability of IAC, Match Group and ANGI Homeservices to borrow under our respective revolving credit facilities, which will depend on, among other things, our ability to comply with the covenants governing our respective indebtedness.

Neither we, nor Match Group nor ANGI Homeservices may be able to generate sufficient cash flow from our respective operations and/or borrow under our respective revolving credit facilities in amounts sufficient to meet our scheduled debt obligations. See also “-We may not freely access the cash of Match Group, ANGI Homeservices and their respective subsidiaries” below. If so, we could be forced to reduce or delay capital expenditures, sell assets or seek additional capital in a manner that complies with the terms (including certain restrictions and limitations) of our current indebtedness. If these efforts do not generate sufficient funds to meet our scheduled debt obligations, we would need to seek additional financing and/or negotiate with our lenders to restructure or refinance our indebtedness. Our ability to do so would depend on the condition of the capital markets and our financial condition at such time. Any such financing, restructuring or refinancing could be on less favorable terms than those governing our current indebtedness and would need to comply with the terms (including certain restrictions and limitations) of our existing indebtedness.
We may not freely access the cash of Match Group, ANGI Homeservices and their respective subsidiaries.
Potential sources of cash for IAC include our available cash balances, net cash from the operating activities of certain of our subsidiaries, availability under our revolving credit facility and proceeds from asset sales, including marketable securities. While the ability of our operating subsidiaries to pay dividends or make other payments or advances to us depends on their individual operating results and applicable statutory, regulatory or contractual restrictions generally, in the case of Match Group and ANGI Homeservices, the terms of their indebtedness limit their ability to pay dividends or make distributions, loans or advances to stockholders, including IAC, in certain circumstances. In addition, because Match Group and ANGI Homeservices are separate and distinct legal entities with public shareholders, they have no obligation to provide us with funds.
Our variable rate indebtedness subjects us to interest rate risk.
As of December 31, 2019, Match Group and ANGI Homeservices had $425 million and $275 million, respectively, outstanding under their term loans (and no amounts outstanding under their revolving credit facilities) . Borrowings under these loans are, and any borrowings under the revolving credit facilities of IAC, Match Group or ANGI Homeservices will be, at variable interest rates, which exposes us to interest rate risk. For details regarding interest rates applicable to the variable rate indebtedness of Match Group and ANGI Homeservices described above as of December 31, 2019 and how certain increases and decreases in LIBOR rate would affect related interest expense, see “Item 7A-Quantitative and Qualitative Disclosures About Market Risk.”
You may experience dilution with respect to your investment in IAC, and IAC may experience dilution with respect to its investments in Match Group and ANGI Homeservices, as a result of compensatory equity awards.
We have issued various compensatory equity awards, including stock options, stock appreciation rights and restricted stock unit awards denominated in shares of our common stock, as well as in equity of our various consolidated subsidiaries, including Match Group and ANGI Homeservices. For more information regarding these awards and their impact on our diluted earnings per share calculation, see “Note 11-Stock-Based Compensation" and "Note 10-Earnings Per Share," respectively, to the consolidated financial statements included in "Item 8-Consolidated Financial Statements and Supplementary Data.”

The issuance of shares of IAC common stock in settlement of these equity awards could dilute your ownership interest in IAC. Awards denominated in shares of Match Group or ANGI Homeservices common stock that are settled in shares of those subsidiaries could dilute IAC’s ownership interest in Match Group and ANGI Homeservices, respectively. The dilution of our ownership stake(s) in Match Group and/or ANGI Homeservices could impact our ability, among other things, to maintain Match Group and/or ANGI Homeservices as part of our consolidated tax group for U.S. federal income tax purposes, to effect a tax-free distribution of our Match Group and/or ANGI Homeservices stake(s) to our stockholders or to maintain control of Match Group and/or ANGI Homeservices. As we generally have the right to maintain our levels of ownership in Match Group and ANGI Homeservices to the extent Match Group or ANGI Homeservices issues additional shares of their respective capital stock in the future pursuant to investor rights agreements, we do not intend to allow any of the foregoing to occur and we expect that the Separation will be a tax-free distribution to our stockholders.
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
Risks Relating to the Separation
For purposes of the risks relating to the Separation below only, references to: (i) "IAC" means IAC/InterActiveCorp, a Delaware corporation, as in existence prior to the completion of the Separation, (ii) "Match Group" refers to Match Group, Inc., a Delaware corporation, as in existence prior to the completion of the Separation; (iii) "New IAC" refers to IAC Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of IAC prior to the completion of Separation and which will be referred to as IAC/InterActiveCorp from and after the completion of the Separation, and (iv) "New Match" means IAC, as in existence from and after the completion of the Separation and which will be renamed Match Group, Inc.
The Separation is subject to certain closing conditions that, if not satisfied or waived, will result in the Separation not being completed, which may cause the market price of IAC and Match Group securities to decline.
        The completion of the Separation is subject to the satisfaction (or waiver) of a number of conditions, including the receipt of certain approvals from the stockholders of IAC and Match Group and the absence of material litigation. Some of the conditions to the completion of the Separation are outside of the control of IAC and Match Group. If any condition to the closing of the Separation is not satisfied or waived, the Separation will not be completed. In addition, IAC and Match Group may terminate the transaction agreement in certain circumstances.
        If the Separation is not completed, the market price of IAC and/or Match Group securities may fluctuate to the extent that then current market prices of those securities reflect a market assumption that the Separation will be completed (among other reasons). Based on historical activity, any fluctuation in the market price of Match Group securities will likely result in a fluctuation in the market price of IAC securities. If the Separation is not completed, IAC will have incurred significant costs, including certain investment banking, financing, legal and accounting fees and related expenses and the diversion of management resources, for which we will have received little or no benefit.
New IAC and New Match may not be able to achieve some or all of the benefits that they expect to result from the Separation.
        Anticipated benefits that New IAC and New Match expect to result from the Separation may be delayed or not be achieved at all. For example, there can be no assurances that, despite enhanced management focus, receipt of needed capital and simplification of its corporate structure, New IAC will succeed in building and scaling its remaining businesses and growing through acquisitions. Similarly, there can be no assurances that New Match will be able to take advantage of the improved strategic flexibility resulting from the elimination of a controlling shareholder and having a single class of "one share-one vote" common stock. If these and other anticipated benefits are not achieved or delayed, the business, financial condition and results of operations of New IAC and/or New Match could be adversely affected.
If certain aspects of the Separation fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, New IAC, New Match their respective stockholders could suffer material adverse consequences.
The completion of the Separation is conditioned upon, among other things, the receipt of tax opinions from IAC's outside counsel to the effect that certain aspects of the Separation and related transactions will be tax-free for U.S. federal income tax purposes.
        These tax opinions will be based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of IAC, Match Group and New IAC, including those relating to past and future conduct. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if any of the representations or covenants contained in any agreements and documents relating to the Separation or in any document relating to such tax opinions are inaccurate or not complied with by IAC, Match Group or New IAC, the tax opinions may be invalid and the conclusions reached therein could be jeopardized.
Even if these tax opinions are valid, no assurances can be provided that the U.S. Internal Revenue Service (the "IRS") will agree that certain aspects of the Separation qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, New IAC, New Match and their respective stockholders could suffer material adverse consequences.
Even if certain aspects of the Separation were otherwise to qualify as a tax-free transaction under Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code"), the Separation could result in taxable gain to New Match (but not its stockholders) under Section 355(e) of the Code if certain aspects of the Separation were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in IAC (or after the completion of the Separation, New Match) or New IAC within two years before or after the Separation.
        Following the Separation, New IAC and New Match will be parties to a tax matters agreement pursuant to which, among other things, each of them will be responsible for certain tax liabilities and obligations following the Separation. Under the tax matters agreement, New IAC generally will be responsible for, and will indemnify New Match against, any liabilities incurred as a result of the failure of certain aspects of the Separation to qualify for the intended tax-free treatment unless, subject to certain exceptions, the failure to so qualify is attributable to Match Group’s (or, after the Separation, New Match’s) actions or failure to act, Match Group’s breach of certain representations or covenants or certain acquisitions of equity securities of New Match, in each case, described in the tax matters agreement. The amount of any such liability for which New IAC or New Match would be responsible may be significant and, if incurred, could have a material adverse effect on New IAC's or New Match’s, as the case may be, business, financial condition and results of operations and, therefore, adversely affect the value of New IAC common stock or New Match common stock.
New IAC and New Match may not be able to engage in desirable capital-raising or strategic transactions following the Separation.
        To preserve the tax-free treatment of certain aspects of the Separation, the tax matters agreement will, during the two-year period following the Separation, impose certain restrictions on New IAC and New Match (except in specific circumstances): (i) ceasing to actively conduct certain of their respective businesses; (2) entering into certain transactions or a series of transactions pursuant to which all or a portion of their outstanding capital stock would be acquired, whether by merger or otherwise; (iii) liquidating or merging or consolidating with any other person; (iv) issuing equity securities beyond certain thresholds; (v) repurchasing shares of their outstanding capital stock (other than in certain open-market transactions); or (vi) taking any other action that (or failing to take any other action, the failure of which) would certain aspects of the Separation, together with certain related transactions, to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit the ability of New IAC and New Match to pursue certain equity issuances, strategic transactions, repurchases or other transactions that they may otherwise believe to be in the best interests of their respective stockholders or that might increase the value of their respective businesses. Also, the potential responsibility of New IAC and New Match for liabilities arising from the failure of certain aspects of the Separation to qualify for tax-free treatment, or their indemnity obligations to each other for such liabilities under the tax matters agreement, could discourage, delay or prevent certain third parties from acquiring New IAC or New Match.

After the Separation, actual or potential conflicts of interest may develop between New IAC’s management and directors, on the one hand, and the management and directors of New Match, on the other hand.
        After the Separation, management and directors of New IAC may own New IAC and New Match common stock. This ownership overlap could create (or appear to create) potential conflicts of interest when New IAC directors and executive officers face decisions that could have different implications for New IAC and New Match. For example, potential conflicts of interest could arise in connection with the resolution of disputes regarding terms of the agreements governing the Separation and the relationship between New IAC and New Match following the Separation. Potential conflicts of interest could also arise if New IAC and New Match were to enter into new commercial arrangements in the future.
        In addition, Joseph Levin initially will serve as the executive chairman of New Match’s board of directors, while also serving as the Chief Executive Officer of New IAC. Glenn H. Schiffman will initially serve as a director of New Match while also serving as an executive officer of New IAC and Alan G. Spoon will serve as a director of both New IAC and New Match. The fact that Messrs. Levin, Schiffman and Spoon will hold positions with both companies following the completion of the Separation could create (or appear to create) potential conflicts of interest for each of them when facing decisions that may affect both companies, and each of them may also face conflicts of interest with regard to the allocation of his time between both companies.
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

Consumer Class Action Litigation Challenging Tinder’s Age‑Tiered Pricing

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

In a related development, on June 19, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court issued an order granting final approval of a class-wide settlement, the terms of which are not material to Match Group. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (U.S. District Court, Central District of California). On June 21, 2019, the Kim court entered judgment in accordance with its prior order. Because the approved settlement class in Kim subsumes the proposed settlement class in Candelore, the judgment in Kim would effectively render Candelore a single-plaintiff lawsuit. Accordingly, on July 11, 2019, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment to the U.S. Court of Appeals for the Ninth Circuit. The parties are in the process of briefing the appeal.
On September 13, 2019, Tinder filed a motion to stay the Candelore case pending the Ninth Circuit’s decision on the appeal of the court-approved settlement in the Kim case. On November 13, 2019, the court issued an order staying the class claims in the Candelore case pending the Ninth Circuit’s decision on the Kim appeal. IAC and Match Group believe that the allegations in the Candelore lawsuit are without merit and will continue to defend vigorously against it.

Tinder Optionholder Litigation against IAC and Match Group

On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. ("Tinder"), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving the plaintiffs of their contractual right to later valuations of Tinder on a stand‑alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.

On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time‑barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order: (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division’s order to the New York Court of Appeals. The plaintiffs opposed the motion, which remains pending.

On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending. On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad's alleged unauthorized recording of conversations with company employees. On November 21, 2019, the defendants filed a second amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized destruction of company information and breach of his non-solicitation obligations.

Document discovery in the case is substantially complete, and deposition discovery is underway. On January 30, 2020, the parties participated in a mediation that did not result in the resolution of the matter. IAC and Match Group believe that the allegations against IAC and Match Group in this lawsuit are without merit and will continue to defend vigorously against it.

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

On September 25, 2019, the FTC filed a lawsuit in the Northern District of Texas against Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (N.D. Tex.). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com told non-paying users that other users were trying to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its former six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 17, 2019, Match Group filed a motion to dismiss the complaint. The FTC opposed the motion, which remains pending.

On September 26, 2019, Match Group received a grand-jury subpoena from the DOJ for documents relating to certain of the marketing-related claims in the FTC’s complaint. Match Group has cooperated with the DOJ in responding to its subpoena.

IAC and Match Group believe that the FTC’s claims regarding Match.com’s practices, policies and procedures are without merit and will defend vigorously against them.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity and Related Stockholder Matters
IAC common stock is quoted on the Nasdaq Global Select Market ("NASDAQ") under the ticker symbol "IAC." There is no established public trading market for IAC Class B common stock.
As of January 31, 2020, there were approximately 1,100 holders of record of the Company's common stock and four holders of record (Mr. Diller and three trusts, all for the benefit of Mr. Diller and/or certain members of his family) of the Company's Class B common stock. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial holders represented by these record holders.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of our common or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of IAC's Board of Directors.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2019, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2019. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company's previously announced May 2016 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data
The following selected financial data for the five years ended December 31, 2019 should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:(a)
Revenue	$4,757,055	$4,262,892	$3,307,239	$3,139,882	$3,230,933
Net earnings (loss)	543,820	757,747	358,008	(16,151)	113,374
Net (earnings) loss attributable to noncontrolling interests	(112,689)	(130,786)	(53,084)	(25,129)	6,098
Net earnings (loss) attributable to IAC shareholders	431,131	626,961	304,924	(41,280)	119,472

Earnings (loss) per share from continuing operations attributable to IAC shareholders:
Basic	$5.12	$7.52	$3.81	$(0.52)	$1.44
Diluted	$4.50	$6.59	$3.18	$(0.52)	$1.33

Dividends declared per share	$—	$—	$—	$—	$1.36

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Total assets	$8,332,825	$6,874,585	$5,867,810	$4,645,873	$5,188,691
Long-term debt:
Current portion of long-term debt	13,750	13,750	13,750	20,000	40,000
Long-term debt, net	3,121,572	2,245,548	1,979,469	1,582,484	1,726,954
Redeemable noncontrolling interests	44,527	65,687	42,867	32,827	30,391
_________________________________________________________________________

(a)	We recognized items that affected the comparability of results for the years 2019 and 2018, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments (for additional information see "Note 12—Segment Information" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data":

•
Match Group ("MTCH") - is a leading provider of subscription dating products, with a portfolio of dating brands, including Tinder, Match, PlentyOfFish and OkCupid. At December 31, 2019, IAC’s economic interest and voting interest in MTCH were 80.7% and 97.5%, respectively.

•
ANGI Homeservices ("ANGI") - connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers through category-transforming products under brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair. On September 29, 2017, IAC's HomeAdvisor business and Angie's List, Inc. ("Angie's List") combined under a new publicly-traded company called ANGI Homeservices, Inc. (the "Combination"). At December 31, 2019, IAC’s economic interest and voting interest in ANGI were 84.1% and 98.1%, respectively.

•	Vimeo - operates a global video platform for creative professionals, small and medium businesses ("SMBs"), organizations and enterprises to connect with their audiences, customers and employees.

•	Dotdash - is a portfolio of digital brands providing expert information and inspiration in select vertical content categories.

•
Applications - consists of Desktop, which includes our direct-to-consumer downloadable desktop applications and the business-to-business partnership operations, and Mosaic Group, which is a leading provider of global subscription mobile applications comprised of the following businesses: Apalon, iTranslate, TelTech and, effective April 1, 2018 upon its transfer from Emerging & Other, Daily Burn.

•
Emerging & Other - consists of Ask Media Group, Bluecrew, NurseFly, a temporary healthcare staffing platform acquired on June 26, 2019, The Daily Beast, College Humor Media and IAC Films; it also includes Daily Burn, for periods prior to its transfer to Mosaic Group, and CityGrid, Dictionary.com and Electus, for periods prior to the sales of these businesses in the fourth quarter of 2018.

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

ANGI Homeservices

•
Marketplace Revenue - includes revenue from the HomeAdvisor and Handy domestic marketplace, including consumer connection revenue for consumer matches, revenue from completed jobs sourced through the HomeAdvisor and Handy platforms and service professional membership subscription revenue. It excludes revenue from Angie's List, mHelpDesk, HomeStars, Fixd Repair and Felix.

•
Advertising & Other Revenue - includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk, HomeStars, Fixd Repair, a home warranty and service company, acquired on January 25, 2019, and, for periods prior to its sale on December 31, 2018, Felix.

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

Vimeo

•	Platform Revenue - primarily includes revenue from Software-as-a-Service ("SaaS") subscription fees and other related revenue from Vimeo subscribers.

•	Hardware Revenue - includes sales of our live streaming accessories. Vimeo sold its hardware business on March 29, 2019.

•
Vimeo Ending Subscribers - is the number of subscribers to Vimeo's SaaS video tools at the end of the period (including the addition of subscribers from Magisto, a video creation service enabling consumers and businesses to create short-form videos acquired on May 28, 2019).

Dotdash

•	Display Advertising Revenue - primarily includes revenue generated from display advertisements sold both directly through our sales team and via programmatic exchanges.

•
Performance Marketing Revenue - primarily includes affiliate commerce and performance marketing commissions generated when consumers are directed from our properties to third-party service providers. Affiliate commerce commissions are generated when a consumer completes a transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-new account basis.

Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs, which includes (i) the amortization of in-app purchase fees and (ii) payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes hosting fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center operations and MTCH customer care functions, payments made to workers staffed by Bluecrew, credit card processing fees, production costs related to IAC Films, College Humor Media and, for periods prior to its sale on October 29, 2018, Electus, content costs and expenses associated with the operation of the Company's data centers.

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

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for MTCH which includes customer service costs within cost of revenue), fees for professional services (including transaction-related costs related to the Separation, defined below, and acquisitions), rent expense, facilities costs, bad debt expense, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at ANGI includes personnel who provide support to its service professionals and consumers.

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

Long-term debt (for additional information see "Note 7—Long-term Debt" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data":

•
MTCH Term Loan - due November 16, 2022. The outstanding balance of the MTCH Term Loan as of December 31, 2019 is $425.0 million. The MTCH Term Loan bears interest at LIBOR plus 2.50% and was 4.44% and 5.09% at December 31, 2019 and 2018, respectively.

•
MTCH Credit Facility - MTCH's $500 million revolving credit facility expires on December 7, 2023. At December 31, 2019, there were no outstanding borrowings under the MTCH Credit Facility. At December 31, 2018, the outstanding borrowings under the MTCH Credit Facility were $260.0 million, which bore interest at LIBOR plus 1.50%, or 4.00%. The MTCH Credit Facility was repaid with a portion of the net proceeds from the 5.625% MTCH Senior Notes issued on February 15, 2019 (described below).

•
6.375% MTCH Senior Notes - MTCH's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1. The outstanding balance of the 6.375% MTCH Senior Notes as of December 31, 2019 is $400.0 million.

•
5.00% MTCH Senior Notes - MTCH's 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15. The outstanding balance of the 5.00% MTCH Senior Notes as of December 31, 2019 is $450.0 million.

•
5.625% MTCH Senior Notes - On February 15, 2019, MTCH issued $350 million aggregate principal amount of its 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15. The proceeds were used to repay outstanding borrowings under the MTCH Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. The outstanding balance of the 5.625% MTCH Senior Notes as of December 31, 2019 is $350.0 million.

•
ANGI Term Loan - due November 5, 2023. The outstanding balance of the ANGI Term Loan as of December 31, 2019, is $247.5 million. At both December 31, 2019 and 2018, the ANGI Term Loan bears interest at LIBOR plus 1.50% and has quarterly principal payments. The interest rate was 3.25% and approximately 4.00% at December 31, 2019 and 2018, respectively.

•	ANGI Credit Facility - The ANGI $250 million revolving credit facility expires on November 5, 2023. At December 31, 2019 and 2018, there were no outstanding borrowings under the ANGI Credit Facility.

•
2022 Exchangeable Notes - On October 2, 2017, IAC FinanceCo, Inc., a subsidiary of the Company, issued $517.5 million aggregate principal amount of 0.875% Exchangeable Senior Notes due October 1, 2022, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. The outstanding balance of the 2022 Exchangeable Notes as of December 31, 2019 is $517.5 million.

•
2026 Exchangeable Notes - During the second quarter of 2019, IAC FinanceCo 2, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 0.875% Exchangeable Senior Notes due June 15, 2026, which are exchangeable into shares of the Company's common stock. A portion of the net proceeds were used to pay the net premium on the exchangeable note hedge transactions and the remainder will be used for general corporate purposes. Interest is payable each June 15 and December 15. The outstanding balance of the 2026 Exchangeable Notes as of December 31, 2019 is $575.0 million.

•
2030 Exchangeable Notes - During the second quarter of 2019, IAC FinanceCo 3, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 2.00% Exchangeable Senior Notes due January 15, 2030, which are exchangeable into shares of the Company's common stock. A portion of the net proceeds were used to pay the net premium on the exchangeable note hedge transactions and the remainder will be used for general corporate purposes. Interest is payable each January 15 and July 15; commencing on January 15, 2020. The outstanding balance of the 2030 Exchangeable Notes as of December 31, 2019 is $575.0 million.

•
4.75% Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15. On August 23, 2019, the Company redeemed all outstanding 4.75% Senior Notes for $34.5 million plus a premium of $0.5 million and accrued interest of $0.3 million.

•
IAC Credit Facility - The IAC $250 million revolving credit facility, under which IAC Group, LLC, a subsidiary of the Company, is the borrower, expires on November 5, 2023. At December 31, 2019 and 2018, there were no outstanding borrowings under the IAC Credit Facility.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to IAC shareholders to operating income to consolidated Adjusted EBITDA for the years ended December 31, 2019 and 2018.

MANAGEMENT OVERVIEW
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
IAC operates Vimeo and Dotdash, among many other online businesses, and also has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish, OkCupid and Hinge, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy.
On December 19, 2019, IAC entered into a Transaction Agreement (the "Transaction Agreement") with MTCH, IAC Holdings, Inc., a direct wholly owned subsidiary of IAC ("New IAC"), and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of IAC. Subject to the terms and conditions set forth in the Transaction Agreement, the businesses of MTCH will be separated from the remaining businesses of IAC through a series of transactions that will result in the pre-transaction stockholders of IAC owning shares in two, separate public companies—(1) IAC, which will be renamed Match Group, Inc. ("New Match") and which will own the businesses of MTCH and certain IAC financing subsidiaries, and (2) New IAC, which will be renamed IAC/InterActiveCorp and which will own IAC's other businesses—and the pre-transaction stockholders of

MTCH (other than IAC) owning shares in New Match. Completion of the Separation, which is expected to occur in mid-second quarter of 2020, is subject to a number of conditions, including approval by a majority of the disinterested shareholders of MTCH, approval of IAC’s shareholders and other customary conditions and approvals. We refer to the full separation as the "Separation".
Sources of Revenue
MTCH's revenue is primarily derived directly from users in the form of recurring subscription fees, which typically provide unlimited access to a bundle of features for a specific period of time. Revenue is also derived from à la carte features, where users pay a non-recurring fee for a specific action or event, and from online advertisers who pay to reach our large audiences.
ANGI revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and fees from completed jobs sourced through the HomeAdvisor and Handy platforms, and (ii) HomeAdvisor service professional membership subscription fees. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Revenue is also derived from (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) membership subscription fees from consumers and (iii) service warranty subscription and other services. Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, we modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition will change for pre-priced jobs and will be later than the timing of existing consumer connection revenue for HomeAdvisor because we will not be able to record revenue, generally, until the service professional completes the job on our behalf.
Vimeo revenue is derived primarily from annual and monthly SaaS subscription fees paid by subscribers for self-serve and enterprise subscription plans.
Dotdash revenue consists principally of display advertising revenue and performance marketing revenue. Display advertising revenue is generated primarily through digital display advertisements sold directly by our sales team and through programmatic advertising networks. Performance marketing revenue includes affiliate commerce and performance marketing commissions. Affiliate commerce commissions is generated when Dotdash refers users to commerce partner websites resulting in a purchase or transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-new account basis.
Mosaic Group revenue consists primarily of fees related to subscription downloadable mobile applications distributed through the Apple App Store and Google Play Store, as well as display advertisements.
Revenue for the businesses within the Emerging & Other segment is generated primarily through advertising, subscriptions and media production and distribution. For periods prior to their sales: Dictionary.com revenue was derived principally from advertising; and Electus revenue was primarily generated through media production and distribution.
Services Agreement with Google
A meaningful portion of the Company's revenue is attributable to a services agreement with Google (the "Services Agreement"). In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the years ended December 31, 2019 and 2018, consolidated revenue earned from Google was $733.5 million and $825.2 million, respectively, representing 15% and 19%, respectively, of the Company's consolidated revenue.
Revenue attributable to the Services Agreement is earned by the Desktop business within the Applications segment and Ask Media Group within the Emerging & Other segment. For the years ended December 31, 2019 and 2018, revenue earned from the Services Agreement was $291.1 million and $426.5 million, respectively, within the Applications segment and $385.9 million and $339.0 million, respectively, within the Emerging & Other segment.
The current Services Agreement expires on March 31, 2020. On February 11, 2019, the Company and Google amended the Services Agreement, effective as of April 1, 2020. The amendment extends the expiration date of the agreement to March 31, 2023; provided that during September 2020 and during each September thereafter, either party may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given. The Company believes that the amended agreement, taken as a whole, is comparable to the Company’s currently existing agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our consolidated financial condition and results of operations, particularly our Desktop business and Ask Media Group. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business during both 2018 and 2019.
Google’s policy changes related to its Chrome browser, which became effective on September 12, 2018, negatively impacted the distribution of our B2C downloadable desktop products. The resultant reduction in projected profits and revenues of this business resulted in a $27.7 million impairment of the B2C trade name, which was recorded in the fourth quarter of 2018. On May 31, 2019, Google announced industry-wide policy changes, which became effective on July 1, 2019, related to all extensions distributed through the Chrome Web Store. These industry-wide changes, combined with other changes to polices under the Services Agreement during the second half of 2019, have had a negative impact on the historical and expected future results of operations of the Desktop business. As of December 31, 2019, the goodwill balance of the Desktop reporting unit and the carrying value of the related intangible asset are $265.1 million and $28.9 million, respectively. The fair values of the Desktop reporting unit and the related intangible asset approximate their carrying values; therefore, a modest reduction in the fair values of the Desktop reporting unit or the related intangible asset would result in an impairment charge, which would be equal to the excess of the carrying value over the fair value of such assets.

Distribution, Marketing and Advertiser Relationships

We pay traffic acquisition costs, which consist of fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases of product features and payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites. We also pay to market and distribute our services on third-party distribution channels, such as Google and other search engines and social media websites such as Facebook. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own services and products, as well as those of other third parties, which compete with those we offer.

We market and offer our services and products to consumers through branded websites, allowing consumers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our websites and consumers and advertisers to our businesses.

The following discussion should be read in conjunction with Item 8. Consolidated Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.

Overview—Consolidated Results

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Revenue:
Match Group	$2,051,258	$321,408	19%	$1,729,850
ANGI Homeservices	1,326,205	193,964	17%	1,132,241
Vimeo	196,015	36,374	23%	159,641
Dotdash	167,594	36,603	28%	130,991
Applications	519,459	(62,828)	(11)%	582,287
Emerging & Other	496,832	(31,418)	(6)%	528,250
Inter-segment elimination	(308)	60	16%	(368)
Total	$4,757,055	$494,163	12%	$4,262,892

Operating Income (Loss):
Match Group	$648,531	$95,237	17%	$553,294
ANGI Homeservices	38,645	(25,261)	(40)%	63,906
Vimeo	(51,921)	(16,327)	(46)%	(35,594)
Dotdash	29,021	10,243	55%	18,778
Applications	113,569	18,735	20%	94,834
Emerging & Other	(13,012)	(42,976)	NM	29,964
Corporate	(183,500)	(23,457)	(15)%	(160,043)
Total	$581,333	$16,194	3%	$565,139

Adjusted EBITDA:
Match Group	$779,432	$125,501	19%	$653,931
ANGI Homeservices	202,297	(45,209)	(18)%	247,506
Vimeo	(41,790)	(13,745)	(49)%	(28,045)
Dotdash	39,601	18,217	85%	21,384
Applications	103,551	(28,286)	(21)%	131,837
Emerging & Other	(7,756)	(43,934)	NM	36,178
Corporate	(88,640)	(14,623)	(20)%	(74,017)
Total	$986,695	$(2,079)	—%	$988,774
_____________________
NM = Not meaningful.

•
Revenue increased $494.2 million, or 12%, to $4.8 billion, due to growth from MTCH of $321.4 million and ANGI of $194.0 million, increases of $36.6 million from Dotdash and $36.4 million from Vimeo, partially offset by decreases of $62.8 million from Applications and $31.4 million from Emerging & Other due, in part, to the sales of Electus, Dictionary.com and CityGrid in the fourth quarter of 2018.

•
Operating income increased $16.2 million, or 3%, to $581.3 million, despite the decrease in Adjusted EBITDA of $2.1 million, described below, due primarily to a change of $21.2 million in acquisition-related contingent consideration fair value adjustments (income of $19.7 million in 2019 compared to expense of $1.5 million in 2018) and a decrease of $15.8 million in amortization of intangibles, partially offset by increases of $13.0 million in depreciation and $2.4 million in stock-based compensation expense and a $3.3 million goodwill impairment charge related to the College Humor Media business. The income from acquisition-related contingent consideration fair value adjustments in 2019 is due to the decrease in the expected amount of contingent consideration to be paid in connection with a previous acquisition. The decrease in amortization of intangibles was due primarily to the inclusion in 2018 of an impairment charge of $27.7 million at Applications related to a trade name at the Desktop business and lower expense from the Combination, partially offset by recent acquisitions and a $6.6 million impairment charge related to a trade name at MTCH. The increase in depreciation was due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since 2018, including those issued in connection with recent acquisitions, expense of $9.4 million related to the vesting of certain awards for which the market condition was met in the first quarter of 2019 and modification charges at MTCH and Corporate, partially offset by a decrease of $38.0 million in modification and acceleration charges related to the Combination ($32.6 million in 2019 compared to $70.6 million in 2018), a net decrease in a mark-to-market adjustment and the reversal of $7.6 million in cumulative expense in 2019 related to certain performance-based awards that did not vest.

•
Adjusted EBITDA decreased $2.1 million to $986.7 million, despite growth of $125.5 million from MTCH and $18.2 million from Dotdash, due primarily to decreases of $45.2 million from ANGI and $28.3 million from Applications, a loss of $7.8 million in 2019 from Emerging & Other compared to a profit of $36.2 million in 2018, and increased losses of $14.6 million and $13.7 million from Corporate and Vimeo, respectively.

Acquisitions and dispositions affecting year-over-year comparability include:

Acquisitions:	Reportable Segment:	Acquisition Date:
Bluecrew - controlling interest	Emerging & Other	February 26, 2018
Hinge - controlling interest *	MTCH	Second quarter of 2018
iTranslate	Applications	March 15, 2018
TelTech	Applications	October 22, 2018
Handy	ANGI	October 19, 2018
Fixed Repair	ANGI	January 25, 2019
Magisto	Vimeo	May 28, 2019
NurseFly - controlling interest	Emerging & Other	June 26, 2019
___________________
* In the fourth quarter of 2018, MTCH acquired the remaining noncontrolling interests in Hinge.

Dispositions:	Reportable Segment:	Sale Date:
Electus	Emerging & Other	October 29, 2018
Dictionary.com	Emerging & Other	November 13, 2018
Felix	ANGI	December 31, 2018
CityGrid	Emerging & Other	December 31, 2018
Vimeo's hardware business	Vimeo	March 29, 2019

Results of Operations for the Years Ended December 31, 2019 and 2018
Revenue

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$2,051,258	$321,408	19%	$1,729,850
ANGI Homeservices	1,326,205	193,964	17%	1,132,241
Vimeo	196,015	36,374	23%	159,641
Dotdash	167,594	36,603	28%	130,991
Applications	519,459	(62,828)	(11)%	582,287
Emerging & Other	496,832	(31,418)	(6)%	528,250
Inter-segment elimination	(308)	60	16%	(368)
Total	$4,757,055	$494,163	12%	$4,262,892

•
MTCH revenue increased 19% to $2.1 billion driven by International Direct Revenue growth of $208.3 million, or 27%, and North America Direct Revenue growth of $121.7 million, or 13%. Both International and North America Direct Revenue growth were driven by higher Average Subscribers, up 27% to 4.7 million and 9% to 4.6 million, respectively, due primarily to continued growth in Subscribers at Tinder and Hinge, with Pairs contributing to international growth. Total ARPU increased 2% driven by an increase of 4% in North America ARPU, due to Tinder, as Subscribers purchased more premium subscriptions. International ARPU was unfavorably impacted by the strengthening of the U.S. dollar relative to the Euro, British Pound ("GBP") and certain other currencies.

•
ANGI revenue increased 17% to $1.3 billion driven by Marketplace Revenue growth of $210.7 million, or 27%, the growth of $6.2 million, or 9%, at the European businesses, partially offset by a decrease of $23.0 million, or 8%, in Advertising & Other Revenue. Advertising & Other Revenue decreased due primarily to the sale of Felix on December 31, 2018, partially offset by the contribution from Fixd Repair, acquired on January 25, 2019. Marketplace Revenue growth was driven by a 17% increase in Marketplace Service Requests to 27.4 million and a 3% increase in Marketplace Paying SPs to 220,000, reflecting, in part, the contribution from Handy. Revenue growth at the European businesses was driven by growth across several countries, partially offset by the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro and GBP.

•
Vimeo revenue grew 23% to $196.0 million due to Platform Revenue growth of $47.1 million, or 32%, partially offset by lower Hardware Revenue of $10.7 million due to the sale of the hardware business in the first quarter of 2019. Platform Revenue growth was driven by a 30% increase in Vimeo Ending Subscribers to 1.2 million and a 10% increase in average revenue per subscriber, including the contribution from Magisto, acquired May 28, 2019.

•
Dotdash revenue increased 28% to $167.6 million due to 22% higher Display Advertising Revenue and growth of 51% in Performance Marketing Revenue. Higher Display Advertising Revenue was due primarily to a 26% increase in traffic.

•
Applications revenue decreased 11% to $519.5 million, despite an increase $75.7 million, or 61%, in Mosaic Group, due to a decrease of $138.5 million, or 30%, at Desktop. The decrease at Desktop was driven by lower queries and continuing partnership declines. The increase at Mosaic Group was driven by the acquisitions of TelTech and iTranslate, on October 22, 2018 and March 15, 2018, respectively, growth of 12% related to the ongoing transition to subscription products and new products and the transfer of Daily Burn from the Emerging & Other segment effective April 1, 2018.

•
Emerging & Other revenue decreased 6% to $496.8 million due primarily to the sales of Electus, Dictionary.com and CityGrid in the fourth quarter of 2018 and lower revenue at IAC Films, as well as from the transfer of Daily Burn to Mosaic Group, partially offset by higher revenue at Ask Media Group due to growth in paid traffic, primarily in international markets, and the contribution from Bluecrew.

Cost of revenue

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$1,127,420	$216,274	24%	$911,146
As a percentage of revenue	24%			21%
Cost of revenue in 2019 increased from 2018 due to increases of $117.2 million from MTCH and $92.3 million from Emerging & Other.

•
The MTCH increase was due primarily to an increase of $80.1 million in in-app purchase fees paid to Apple and Google as MTCH's revenue continues to be increasingly sourced through mobile app stores, $21.9 million in hosting fees and $11.2 million in compensation expense related to increased customer care personnel.

•
The Emerging & Other increase was due primarily to an increase of $116.9 million in traffic acquisition costs, principally driven by higher revenue at Ask Media Group, and an increase of $16.0 million in payments made to workers staffed by Bluecrew, partially offset by a decrease of $27.0 million in production costs, driven by the sale of Electus in 2018 and lower revenue from IAC Films, the sale of CityGrid in 2018 and the transfer of Daily Burn to Mosaic Group.

Selling and marketing expense

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$1,629,623	$110,183	7%	$1,519,440
As a percentage of revenue	34%			36%
Selling and marketing expense in 2019 increased from 2018 due to increases of $191.8 million from ANGI, $24.4 million from Vimeo and $7.5 million from MTCH, partially offset by decreases of $67.3 million from Emerging & Other and $48.8 million from Applications.

•
The ANGI increase was due primarily to increases in advertising expense of $135.9 million and compensation expense of $24.4 million as well as $29.2 million of expense from the inclusion of Handy and Fixd Repair. The increase in advertising expense was due primarily to increased online marketing and television spend. The efficiency of online marketing spend was negatively impacted by traffic sourced through Google. In 2019, the proportion of service requests through Google free traffic declined while service requests through Google paid traffic increased. In addition, paid service requests were considerably more expensive on average than in 2018. We have implemented new processes in the second half of 2019 and we expect the year over year increase in 2020 to be more modest, particularly in the back half of the year. As our new processes are fully in place, we are increasingly more focused on profitability targets of our paid service requests than the cost of each service request. Compensation expense increased due primarily to growth in the sales force.

•
The Vimeo increase was due primarily to higher marketing of $15.3 million, due primarily to expense from the inclusion of Magisto and a brand campaign in the first half of 2019, and an increase in compensation expense of $9.1 million, due in part, to growth in the sales force.

•
The MTCH increase was due primarily to increases in spending for various marketing campaigns at Tinder, Hinge and Pairs, partially offset by lower marketing spend at Meetic, Match and PlentyOfFish. As a percentage of revenue, selling and marketing expense decreased due primarily to continued revenue growth from brands with relatively lower marketing spend.

•
The Emerging & Other decrease was due primarily to decreases in marketing of $50.2 million at Ask Media Group, driven by a shift in revenue resulting in the payment of traffic acquisition costs, and $5.9 million at IAC Films, the sales of Electus, CityGrid and Dictionary.com, and the transfer of Daily Burn to Mosaic Group, partially offset by an increase in compensation expense of $2.9 million at Bluecrew.

•
The Applications decrease was due primarily to lower online marketing of $63.7 million at Desktop as we mitigated the negative impact on revenue from Google's Chrome Web Store policy changes as well as other changes to policies under the Services Agreement, both of which occurred in 2019, partially offset by higher online marketing of $13.3 million at Mosaic Group due primarily to expense from the inclusion of TelTech and increases at iTranslate and Daily Burn.

General and administrative expense

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$888,950	$114,871	15%	$774,079
As a percentage of revenue	19%			18%
General and administrative expense in 2019 increased from 2018 due to increases of $74.7 million from MTCH, $24.8 million from ANGI, $20.9 million from Corporate and $12.4 million from Vimeo, partially offset by a decrease of $11.8 million from Applications and $10.2 million from Emerging & Other.

•
The MTCH increase was due primarily to increases of $38.1 million in legal fees, $19.0 million in compensation expense, including an increase in stock-based compensation expense and headcount, and $4.7 million in non-income taxes, primarily related to the recently enacted French digital services tax, which is retroactive to the beginning of 2019. The increase in stock-based compensation expense was due to the issuance of new equity awards since the prior year period and the impact from modification charges during 2019.

•
The ANGI increase was due primarily to $30.4 million of expense from the inclusion of Handy and Fixd Repair, including $9.5 million of stock-based compensation expense related to awards issued in connection with these acquisitions, an increase of $16.8 million in bad debt expense due to higher Marketplace Revenue, and increase of $3.0 million in software license and maintenance costs, partially offset by a decrease of $26.5 million in compensation expense and the inclusion in 2018 of $3.6 million in integration-related costs in connection with the Combination. The decrease in compensation expense was due primarily to a decrease of $37.1 million in stock-based compensation expense reflecting a decrease of $33.8 million in expense due to the modification and acceleration charges related to the Combination ($27.2 million in 2019 compared to $61.0 million in 2018) and the reversal of $7.3 million in cumulative expense in 2019 related to certain performance-based awards that did not vest, partially offset by the issuance of new equity awards since 2018.

•
The Corporate increase was due primarily to an increase in stock-based compensation expense and higher professional fees, including $7.9 million in costs related to the Separation. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since the prior year period and from modification charges in 2019, partially offset by a net decrease in a mark-to-market adjustment.

•
The Vimeo increase was due primarily to an increase of $5.3 million in compensation expense due primarily to higher headcount, expense from the inclusion of Magisto and a charge of $2.1 million related to vacating office space.

•
The Applications decrease was due primarily to a change of $20.9 million in acquisition-related contingent consideration fair value adjustments (income of $19.7 million in 2019 compared to expense of $1.1 million in 2018), partially offset by an increase of $9.3 million in compensation expense due primarily to recent acquisitions. The income from acquisition-related contingent consideration fair value adjustments in 2019 is due to the decrease in the expected amount of contingent consideration to be paid in connection with a previous acquisition.

•
The Emerging & Other decrease was due primarily to sales of Electus, Dictionary.com and CityGrid in 2018 and the transfer of Daily Burn to Mosaic Group, partially offset by an increase in compensation expense of $2.7 million from Bluecrew and $1.7 million in transaction costs related to the Care.com acquisition, which closed on February 11, 2020.

General and administrative expense was further impacted by the inclusion in 2018 of a $4.8 million favorable legal settlement.
Product development expense

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$345,417	$36,088	12%	$309,329
As a percentage of revenue	7%			7%
Product development expense in 2019 increased from 2018 due to increases of $19.9 million from MTCH, $8.1 million from Dotdash and $7.8 million from Vimeo.

•
The MTCH increase was due primarily to an increase of $18.6 million in compensation expense, including an increase of $10.3 million in stock-based compensation expense due primarily to expense related to the vesting of certain awards for which the market condition was met in 2019, and higher headcount at Tinder.

•
The Dotdash increase was due primarily to an increase of $7.4 million in compensation expense due primarily to higher headcount and an increase in expense for contractors engaged in content development.

•	The Vimeo increase was due primarily to an increase of $6.4 million in compensation expense due primarily to higher headcount and expense from the inclusion of Magisto.
Depreciation

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$88,399	$13,039	17%	$75,360
As a percentage of revenue	2%			2%
Depreciation in 2019 increased from 2018 due primarily to increased capital expenditures at ANGI, partially offset by certain fixed assets becoming fully depreciated.
Operating income (loss)

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$648,531	$95,237	17%	$553,294
ANGI Homeservices	38,645	(25,261)	(40)%	63,906
Vimeo	(51,921)	(16,327)	(46)%	(35,594)
Dotdash	29,021	10,243	55%	18,778
Applications	113,569	18,735	20%	94,834
Emerging & Other	(13,012)	(42,976)	NM	29,964
Corporate	(183,500)	(23,457)	(15)%	(160,043)
Total	$581,333	$16,194	3%	$565,139

As a percentage of revenue	12%			13%
________________________
NM = Not meaningful.

Operating income in 2019 increased from 2018, despite the decrease in Adjusted EBITDA of $2.1 million, described below, due primarily to a change of $21.2 million in acquisition-related contingent consideration fair value adjustments (income of $19.7 million in 2019 compared to expense of $1.5 million in 2018) and a decrease of $15.8 million in amortization of intangibles, partially offset by increases of $13.0 million in depreciation and $2.4 million in stock-based compensation expense and a $3.3 million goodwill impairment charge related to the College Humor Media business. The income from acquisition-related contingent consideration fair value adjustments in 2019 is due to the decrease in the expected amount of contingent consideration to be paid in connection with a previous acquisition. The decrease in amortization of intangibles was due primarily to the inclusion in 2018 of an impairment charge of $27.7 million at Applications related to a trade name at the Desktop business and lower expense from the Combination, partially offset by recent acquisitions and a $6.6 million impairment charge related to a trade name at MTCH. The increase in depreciation was due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since 2018, including those issued in connection with recent acquisitions, expense of $9.4 million related to the vesting of certain awards for which the market condition was met in the first quarter of 2019 and modification charges at MTCH and Corporate, partially offset by a decrease of $38.0 million in modification and acceleration charges related to the Combination ($32.6 million in 2019 compared to $70.6 million in 2018), a net decrease in a mark-to-market adjustment and the reversal of $7.6 million in cumulative expense in 2019 related to certain performance-based awards that did not vest.
At December 31, 2019, there was $272.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Adjusted EBITDA

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$779,432	$125,501	19%	$653,931
ANGI Homeservices	202,297	(45,209)	(18)%	247,506
Vimeo	(41,790)	(13,745)	(49)%	(28,045)
Dotdash	39,601	18,217	85%	21,384
Applications	103,551	(28,286)	(21)%	131,837
Emerging & Other	(7,756)	(43,934)	NM	36,178
Corporate	(88,640)	(14,623)	(20)%	(74,017)
Total	$986,695	$(2,079)	—%	$988,774

As a percentage of revenue	21%			23%
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

•
MTCH Adjusted EBITDA increased 19% to $779.4 million due primarily to the increase of $321.4 million in revenue due to growth at Tinder and lower selling and marketing expense as a percentage of revenue, partially offset by higher in-app purchase fees as revenue continues to be increasingly sourced through mobile app stores and higher legal fees.

•
ANGI Adjusted EBITDA decreased 18% to $202.3 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $16.8 million in bad debt expense due to higher Marketplace Revenue, investments in Fixd Repair and Handy, partially offset by the inclusion in 2018 of $9.0 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration-related costs).

•
Vimeo Adjusted EBITDA loss increased 49% to a loss of $41.8 million, despite higher revenue, due primarily to higher marketing, including expense from the inclusion of Magisto and a brand campaign in the first half of 2019, as well as higher compensation expense due primarily to an increase in headcount, including its sales force, and a charge of $2.1 million related to vacating office space.

•
Dotdash Adjusted EBITDA increased 85% to $39.6 million due primarily to higher revenue and lower operating expenses as a percentage of revenue, partially offset by a charge of $2.6 million related to the early termination of a lease.

•	Applications Adjusted EBITDA decreased 21% to $103.6 million due primarily to a decrease in revenue, partially offset by lower selling and marketing expense as a percentage of revenue.

•
Emerging & Other Adjusted EBITDA decreased to a loss of $7.8 million from a profit of $36.2 million in 2018 due primarily to reduced profits at Ask Media Group, reflecting an increase in traffic acquisition costs, partially offset by lower marketing, increased investments in Bluecrew and College Humor Media, and the sales of Dictionary.com and CityGrid, partially offset by the transfer of Daily Burn to Mosaic Group.

•	Corporate Adjusted EBITDA loss increased 20% to $88.6 million due primarily to higher professional fees, including $7.9 million in costs related to the Separation.
Interest expense

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense	$153,563	$44,236	40%	$109,327
Interest expense in 2019 increased from 2018 due primarily to the increase in the average outstanding long-term debt balance compared to the prior year period.
Other income (expense), net

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income (expense), net	$66,741	$(239,005)	(78)%	$305,746
Other income, net in 2019 includes: $55.0 million of interest income; a $20.5 million gain related to the sale of our investment in Pinterest; $14.5 million in net upward adjustments related to investments in equity securities without readily determinable fair values; a unrealized reduction of $9.1 million in the estimated fair value of a warrant; a realized loss of $8.2 million related to the sale of Vimeo's hardware business in the first quarter of 2019; and a $1.7 million mark-to-market charge pertaining to a subsidiary denominated equity instrument.
Other income, net in 2018 includes: a $26.8 million gain on the sale of certain Pinterest shares held by the Company and a $128.8 million unrealized gain (or upward adjustment) to adjust our remaining interest in Pinterest to fair value in accordance with ASU No. 2016-01, which was adopted effective January 1, 2018; $120.6 million in gains related to the sales of Dictionary.com, Electus, Felix and CityGrid; $30.4 million of interest income; and $5.3 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the GBP during the year ended December 31, 2019.

Income tax benefit (provision)

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax benefit (provision)	$49,309	NM	NM	$(3,811)
Effective income tax rate	NM			1%
For further details of income tax matters, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
In 2019, the Company recorded an income tax benefit of $49.3 million, despite pre-tax income, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and research credits.
In 2018, the Company recorded an income tax provision of $3.8 million, which represented an effective tax rate of 1%. The effective income tax rate was lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and a reduction in the estimated Transition Tax. The Transition Tax, part of the Tax Cuts and Jobs Act, enacted on December 22, 2017 (the "Tax Act"), was recorded on a provisional basis in the fourth quarter of 2017. In the third quarter of 2018, the Company finalized the calculation, which resulted in a $9.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits and a reduction in state taxes, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on guidance issued by the Internal Revenue Service subsequent to December 31, 2017.
Net earnings attributable to noncontrolling interests
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in our consolidated financial statements.

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$112,689	$(18,097)	(14)%	$130,786
Net earnings attributable to noncontrolling interests in 2019 represents the publicly-held interest in MTCH's and ANGI's earnings as well as third party interests in the subsidiary that held the Company's investment in Pinterest.
Net earnings attributable to noncontrolling interests in 2018 primarily represents the publicly-held interest in MTCH's and ANGI's earnings as well as third party interests in a subsidiary that held the unrealized gains related to our investment in Pinterest, which was adjusted during the second quarter of 2018 to fair value in accordance with ASU No. 2016-01, partially offset by net losses attributable to the noncontrolling interests in certain subsidiaries within the Emerging & Other and Vimeo segments.

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
The following table reconciles net earnings attributable to IAC shareholders to operating income to consolidated Adjusted EBITDA:

	Years Ended December 31,
	2019	2018
	(In thousands)
Net earnings attributable to IAC shareholders	$431,131	$626,961
Add back:
Net earnings attributable to noncontrolling interests	112,689	130,786
Income tax (benefit) provision	(49,309)	3,811
Other (income) expense, net	(66,741)	(305,746)
Interest expense	153,563	109,327
Operating income	581,333	565,139
Stock-based compensation expense	240,788	238,420
Depreciation	88,399	75,360
Amortization of intangibles	92,595	108,399
Acquisition-related contingent consideration fair value adjustments	(19,738)	1,456
Goodwill impairment	3,318	—
Adjusted EBITDA	$986,695	$988,774
For a reconciliation of operating income to Adjusted EBITDA for the Company's reportable segments, see "Note 12—Segment Information" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
Non-Cash Expenses That Are Excluded From Our Non-GAAP Measure
        Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock options, restricted stock units ("RSUs"), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method. Performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent that stock-based awards are settled on a net basis, the Company remits the required tax-withholding amounts from its current funds.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2019	2018
	(In thousands)
MTCH cash and cash equivalents:
United States	$322,267	$83,851
All other countries	143,409	103,096
Total MTCH cash and cash equivalents	465,676	186,947

ANGI cash and cash equivalents and marketable securities:
United States	377,648	328,795
All other countries	12,917	8,189
Total cash and cash equivalents	390,565	336,984
Marketable securities (United States)	—	24,947
Total ANGI cash and cash equivalents and marketable securities	390,565	361,931

IAC (excluding MTCH and ANGI) cash and cash equivalents and marketable securities:
United States	$2,226,344	$1,558,636
All other countries	56,710	49,065
Total cash and cash equivalents	2,283,054	1,607,701
Marketable securities (United States)	19,993	98,718
Total IAC (excluding MTCH and ANGI) cash and cash equivalents and marketable securities	2,303,047	1,706,419

Total cash and cash equivalents and marketable securities	$3,159,288	$2,255,297

MTCH debt:
MTCH Term Loan	$425,000	$425,000
MTCH Credit Facility	—	260,000
6.375% MTCH Senior Notes	400,000	400,000
5.00% MTCH Senior Notes	450,000	450,000
5.625% MTCH Senior Notes	350,000	—
Total MTCH long-term debt	1,625,000	1,535,000
Less: unamortized original issue discount	6,282	7,352
Less: unamortized debt issuance costs	15,235	11,737
Total MTCH debt, net	1,603,483	1,515,911

ANGI debt:
ANGI Term Loan	247,500	261,250
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,804	2,529
Total ANGI debt, net	231,946	244,971

IAC debt:
2022 Exchangeable Notes	517,500	517,500
2026 Exchangeable Notes	575,000	—
2030 Exchangeable Notes	575,000	—
4.75% Senior Notes	—	34,489
Total IAC long-term debt	1,667,500	551,989
Less: unamortized original issue discount	351,605	54,025
Less: unamortized debt issuance costs	29,752	13,298
Total IAC debt, net	1,286,143	484,666

Total long-term debt, net	$3,121,572	$2,245,548

IAC, MTCH and ANGI Long-term Debt
For a detailed description of IAC, MTCH and ANGI long-term debt, see "Note 7—Long-term Debt" to the consolidated financial statements included in "Item 8. Consolidated Financial Statements and Supplementary Data."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$937,939	$988,128
Investing activities	(329,529)	(173,440)
Financing activities	399,831	(312,798)
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include stock-based compensation expense, deferred income taxes, net gains on equity securities, net losses (gains) from the sale of businesses, amortization of intangibles, depreciation, bad debt expense and goodwill impairments.
2019
Adjustments to earnings consist primarily of $240.8 million of stock-based compensation expense, $92.6 million of amortization of intangibles, $88.4 million of depreciation, and $65.8 million of bad debt expense, partially offset by $80.1 million of deferred income taxes and $37.6 million of net gains on equity securities. The deferred income tax benefit primarily relates to an increase in tax attribute carryforwards and the realization of gains on certain equity securities. The decrease from changes in working capital primarily consists of increases in accounts receivable of $91.4 million and other assets of $17.7 million, partially offset by increases in accounts payable and other liabilities of $41.9 million and deferred revenue of $37.6 million. The increase in accounts receivable is primarily due to revenue growth at ANGI, MTCH and Dotdash. The increase in other assets is due, in part, to an increase in prepaid hosting services at MTCH, partially offset by a decrease in capitalized downloadable search toolbar costs at Applications. The increase in accounts payable and other liabilities is due, in part, to increases in (i) accrued legal and professional fees at MTCH and IAC, and (ii) accrued interest primarily related to the 5.625% MTCH Senior Notes issued in the first quarter of 2019, the timing of interest payments at MTCH, and the 2026 and 2030 Exchangeable Notes issued in the second quarter of 2019. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo, Mosaic Group and MTCH.
Net cash used in investing activities includes cash used for investments and acquisitions of $459.4 million, principally related to the investment in Turo and acquisitions of Magisto and Fixd Repair, and capital expenditures of $136.7 million, primarily related to investments in the development of capitalized software at ANGI and MTCH to support their products and services, leasehold improvements at ANGI, and the payment of a deposit of $23.0 million for an ownership interest in an aircraft at Corporate, partially offset by net proceeds from the sale of investments and businesses of $165.1 million, principally related to the sale of our investment in Pinterest and the proceeds received in 2019 related to the December 31, 2018 sale of Felix, and proceeds from maturities (net of purchases) of marketable debt securities of $103.9 million.
Net cash provided by financing activities includes $1.2 billion in proceeds from the issuance of the 2026 and 2030 Exchangeable Notes, $350.0 million in proceeds from the 5.625% MTCH Senior Notes, $40.0 million in borrowings under the MTCH Credit Facility, and $10.7 million in proceeds from the exercise of IAC stock options, partially offset by $300.0 million to repay the outstanding borrowings under the MTCH Credit Facility, $216.4 million for the repurchase of 3.1 million shares of MTCH common stock, on a settlement date basis, at an average price of $70.02 per share, $203.2 million and $35.3 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled, $136.9 million used to pay the net premium on the exchangeable note hedge and warrant transactions, $93.1 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, $56.9 million for the repurchase of 7.2 million shares of ANGI common stock, on a settlement date basis, at an average price of $7.90 per share, $35.0 million for repurchases of IAC debt, $29.2 million for distributions to and purchases of noncontrolling interests, $27.8 million of debt issuance costs, and $13.8 million in principal payments on ANGI debt.
2018
Adjustments to earnings consist primarily of $238.4 million of stock-based compensation expense, $108.4 million of amortization of intangibles, $75.4 million of depreciation, $48.4 million of bad debt expense, partially offset by $152.0 million of net gains on equity securities, $120.0 million of net gains from the sale of businesses, and $34.7 million of deferred income taxes. The deferred income tax benefit primarily relates to amortization of intangibles, a decrease in the valuation allowance, and an increase in credit carryforwards, partially offset by the deferred income tax provision on the net unrealized gains on certain equity securities. The increase from changes in working capital primarily consists of an increase in accounts payable and other liabilities of $53.6 million, an increase in deferred revenue of $49.5 million, and an increase in income taxes payable and receivable of $27.0 million, partially offset by an increase in other assets of $44.6 million and an increase in accounts receivable of $34.8 million. The increase in accounts payable and other liabilities is primarily due to increases in (i) accrued employee compensation due, in part, to the timing of payments of cash bonuses, (ii) payables and accruals at Ask Media Group due to growth in paid traffic, primarily in international markets, (iii) accrued advertising at MTCH and (iv) payables at Vimeo due to timing of payments. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo, MTCH and Applications. The increase in income taxes payable and receivable is due to 2018 income tax accruals in excess of 2018 income tax payments. The increase in other assets is primarily due to increases in (i) capitalized mobile app store fees at MTCH and Applications, (ii) capitalized production costs of various production deals at College Humor Media, Electus, and IAC Films, and (iii) capitalized sales commissions at ANGI. The increase in accounts receivable is primarily due to revenue growth at ANGI, Ask Media Group, and Dotdash, partially offset by decreases at MTCH and Applications due to an accelerated cash receipt from a mobile app store provider.
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
Net cash used in financing activities includes $207.7 million and $29.8 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled, $133.5 million for the repurchase of 3.1 million shares, on a settlement date basis, of MTCH common stock at an average price of $43.72 per share, $105.1 million for dividends paid to MTCH's noncontrolling interest holders, $82.9 million for the repurchase of 0.5 million shares, on a settlement date basis, of IAC common stock at an average price of $152.23 per share, $22.5 million for distributions to and purchases of noncontrolling interests, $19.0 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled and $13.8 million in principal payments on ANGI debt, partially offset by $260.0 million in borrowings under the MTCH Credit Facility and $41.7 million in proceeds from the exercise of IAC stock options.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities, cash flows generated from operations and available borrowings under the IAC Credit Facility. IAC's consolidated cash and cash equivalents and marketable securities at December 31, 2019 were $3.2 billion, of which $465.7 million was held by MTCH and $390.6 million was held by ANGI. The Company generated $937.9 million of operating cash flows for the year ended December 31, 2019, of which $658.4 million was generated by MTCH and $214.2 million was generated by ANGI. Each of MTCH and ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and ANGI and their respective subsidiaries. In addition, certain agreements governing MTCH and ANGI indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or in the case of MTCH, its secured net leverage ratio (as defined in the MTCH Term Loan) exceeds 2.0 to 1.0 or its consolidated leverage ratio (as defined in certain MTCH indentures) exceeds 5.0 to 1.0, and in the case of ANGI, its consolidated net leverage ratio (as defined in the ANGI Term Loan) exceeds 4.5 to 1.0. There were no such limitations at December 31, 2019.
There were no outstanding borrowings under the IAC, MTCH and ANGI credit facilities at December 31, 2019.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2020 capital expenditures are expected to be lower than 2019 capital expenditures of $136.7 million by approximately 5% to 10%, driven by lower capital expenditures at Corporate due to timing of payments related to the purchase of an aircraft and ANGI related to lower leasehold improvements, partially offset by higher capital expenditures at MTCH due to building improvements related to the expansion of office space at MTCH's Tinder business and the development of capitalized software to support its products and services. The remaining payment of $13.1 million related to the purchase of a 50% interest in the aforementioned aircraft is expected to be made in 2021.
At December 31, 2019, IAC has 8.0 million shares remaining in its share repurchase authorization.
On August 30, 2019, the Board of Directors of MTCH authorized MTCH to repurchase an additional 10 million shares of its common stock; this authorization was in addition to the 1.3 million shares remaining under a previous authorization. During the year ended December 31, 2019, MTCH repurchased 3.1 million shares, on a trade date basis, of its common stock at an average price of $70.02 per share, or $216.4 million in aggregate. MTCH has 9.9 million shares remaining in its share repurchase authorization as of December 31, 2019.
On February 6, 2019, the Board of Directors of ANGI authorized ANGI to repurchase up to 15 million shares of its common stock. During the year ended December 31, 2019, ANGI repurchased 7.3 million shares, on a trade date basis, of its common stock at an average price of $7.91 per share, or $57.9 million in aggregate. From January 1, 2020 through February 4, 2020, ANGI repurchased an additional 0.3 million shares at an average price of $8.29 per share, or $2.1 million in aggregate. ANGI had 7.4 million shares remaining in its share repurchase authorization as of February 4, 2020.
IAC, MTCH and ANGI may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment which, for purposes of this paragraph is assumed at a 50% withholding rate. The number of IAC common shares that would be required to net settle these vested and unvested interests at current estimated fair values, other than for MTCH, ANGI and their subsidiaries, at January 31, 2020, is 0.1 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $20.2 million at January 31, 2020. The number of IAC common shares ultimately needed to settle these awards may vary significantly as a result of both movements in the Company's stock price and the determination of fair value of the relevant subsidiary that is different than the Company's estimate.
The Company currently settles all stock options on a net basis. Assuming all stock options outstanding on January 31, 2020, were net settled on that date, the Company would have issued 1.8 million common shares (of which 1.4 million is related to vested options and 0.4 million is related to unvested options) and would have remitted $430.9 million (of which $341.6 million is related to vested options and $89.3 million is related to unvested options) in cash for withholding taxes (in each case assuming a 50% withholding rate).
The Company's RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These equity awards are settled on a net basis. The number of IAC common shares that would be required to net settle these awards at January 31, 2020 is 0.2 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $38.3 million at January 31, 2020.
MTCH currently settles substantially all equity awards on a net basis. Assuming all MTCH equity awards outstanding on January 31, 2020 were net settled on that date, MTCH would have issued 7.6 million common shares (of which 2.2 million is related to vested shares and 5.4 million is related to unvested shares) and would have remitted $597.0 million (of which $174.7 million is related to vested shares and $422.2 million is related to unvested shares) in cash for withholding taxes (in each case assuming a 50% withholding rate). While certain MTCH stock options ("Tandem Awards") can be settled in MTCH or IAC common stock at the Company's election, the Company is no longer settling the Tandem Awards in IAC stock.
ANGI currently settles all equity awards on a net basis. In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at ANGI's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with ANGI issuing a sufficient number of Class A shares to cover the withholding taxes. While these awards can be settled in either Class A shares of ANGI or shares of IAC common stock at IAC's option, these awards are currently being settled in shares of ANGI. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on January 31, 2020 were net settled on that date, ANGI would have issued 6.5 million shares of ANGI Class A stock and ANGI would have remitted $52.3 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all other ANGI equity awards outstanding on January 31, 2020 were net settled on that date, including stock options, RSUs and subsidiary denominated equity, ANGI would have issued 5.1 million shares and would have remitted $41.2 million in cash for withholding taxes (assuming a 50% withholding rate).
As of December 31, 2019, IAC's economic interest and voting interest in MTCH is 80.7% and 97.5%, respectively, and in ANGI is 84.1% and 98.1%, respectively. IAC intends to take steps if necessary to maintain an economic interest in each of MTCH and ANGI of at least 80%. In addition, the Transaction Agreement requires MTCH to undertake such steps as necessary to ensure that IAC maintains its 80% economic ownership.
At December 31, 2019, all of the Company’s international cash can be repatriated without significant tax consequences.
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
On February 11, 2020, IAC completed the acquisition of Care.com under the terms of an agreement dated as of December 20, 2019, for an aggregate purchase price of approximately $627 million. Care.com’s cash and cash equivalents and marketable securities balance, which would be included as part of the assets acquired, was approximately $96.6 million as of December 31, 2019.
If the Separation is consummated:

•
IAC will contribute the cash and cash equivalents held by IAC (except for cash held by ANGI and MTCH) to New IAC. Had the Separation been consummated on December 31, 2019, the approximate amount that would have been contributed as of December 31, 2019 is $1.8 billion. Following this contribution, New IAC’s cash and cash equivalents and marketable securities balance would have been approximately $2.7 billion.

•
MTCH has agreed to make a loan to IAC in an aggregate principal amount equal to the product of (i) $3.00 and (ii) the number of shares of MTCH capital stock outstanding immediately prior to the effective time of the Separation (the ‘‘Match loan’’). As part of the Separation, all MTCH stockholders, other than IAC, in respect of each share of MTCH common stock held, may elect to receive either $3.00 in cash or an additional $3.00 worth of New Match common stock. IAC will contribute the proceeds of the Match loan, less an amount equal to the product of $3.00 multiplied by the aggregate number of shares of MTCH capital stock in respect of which MTCH holders have made a valid cash election, to New IAC. Based on shares outstanding on December 31, 2019, New IAC will receive a contribution of approximately $680 million, assuming all non-IAC MTCH shareholders elect to receive $3.00 in cash and an additional amount of approximately $163 million if all non-IAC MTCH shareholders elect to receive additional MTCH shares. Following the Separation, the Match loan will remain as the obligation of New Match payable to MTCH; New IAC will not have any obligations with regards to the Match loan.

•	New Match will own certain IAC financing subsidiaries that are the issuers of approximately $1.7 billion aggregate principal amount of currently outstanding Exchangeable Notes.

•	New IAC’s debt immediately following the consummation of the Separation will relate solely to the ANGI Term Loan, which would have been $245.7 million as of December 31, 2019.

In addition, prior to the closing of the Separation, IAC may enter into agreements with one or more third parties to sell shares of New Match common stock with a value of up to $1.5 billion. The net proceeds of any such offering will be contributed to New IAC following the closing and the number of shares of New Match that IAC stockholders will receive will be reduced to reflect the number of New Match shares sold in this offering.

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$130,076	$1,215,337	$754,534	$2,176,890	$4,276,837
Operating leases(c)	44,177	80,164	61,805	249,090	435,236
Purchase obligations(d)	119,116	81,423	—	—	200,539
Total contractual obligations	$293,369	$1,376,924	$816,339	$2,425,980	$4,912,612
_______________________________________________________________________________

(a)
The Company has excluded $69.2 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(b)
Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at December 31, 2019 consists of $2.9 billion bearing interest at fixed rates and $0.7 billion bearing interest at variable rates. The variable rate instruments consist of a $425.0 million MTCH Term Loan and a $247.5 million ANGI Term Loan. The MTCH Term Loan bears interest at LIBOR plus 2.50%, or 4.44%, at December 31, 2019. The ANGI Term Loan bears interest at LIBOR plus 1.50%, or 3.25% at December 31, 2019. The amount of interest ultimately paid on the MTCH and ANGI term loans may differ based on changes in interest rates. For additional information on long-term debt arrangements, see "Note 7—Long-term Debt" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(c)
The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, the majority of which contain escalation clauses. Operating lease obligations include legally binding minimum lease payments for leases signed but not yet commenced. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see "Note 13—Leases" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(d)
The purchase obligations primarily consist of payments for cloud computing arrangements, advertising commitments, and a remaining payment related to a 50% interest in a corporate aircraft. For additional information on purchase obligations, see "Note 14—Commitments and Contingencies" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

Off-Balance Sheet Arrangements
See the commitments section of "Note 14—Commitments and Contingencies" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data" for additional information on our off-balance sheet arrangements.

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
Business Combinations and Contingent Consideration Arrangements
Acquisitions, which are generally referred to in GAAP as business combinations, are an important part of the Company's growth strategy. The Company invested $205.7 million and $243.3 million (including the value of ANGI Homeservices Class A common stock issued in connection with the acquisition of Handy) in acquisitions in the years ended December 31, 2019 and 2018, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
Management makes two critical determinations at the time of an acquisition, the reporting unit that will benefit from the acquisition and to which goodwill will be assigned and the allocation of the purchase price of the business to the assets acquired and the liabilities assumed based upon their fair values. The reporting unit determination is important beyond the initial allocation of purchase price because future impairment assessments of goodwill, as described below, are performed at the reporting unit level. Historically, when the Company’s acquisitions have been complementary to existing reporting units, for example, the 2019 acquisition of Magisto by Vimeo and the 2018 acquisitions of Handy by ANGI and TelTech by Mosaic Group, the goodwill is allocated to these reporting units. Acquisitions within the Emerging & Other reportable segment, such as NurseFly in 2019 and Bluecrew in 2018, usually result in the creation of new reporting units because they are standalone businesses with unique product offerings, management or target markets, for example.
The allocation of purchase price to the assets acquired and liabilities assumed based upon their fair values is complex because of the judgments involved in determining these values. The determination of purchase price and the fair value of monetary assets acquired and liabilities assumed is typically the least complex aspect of the Company’s accounting for business combinations due to management’s experience and the inherently lower level of complexity. Due to the higher degree of complexity associated with the valuation of intangible assets, the Company usually obtains the assistance of outside valuation experts in the allocation of purchase price to the identifiable intangible assets acquired, which can be both definite-lived, such as acquired technology, customer and contractor relationships, or indefinite lived, such as acquired trade names and trademarks. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the business combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. The premise underlying the accounting for contingent consideration arrangements is that there are divergent views as to the acquired company’s valuation between the Company and the selling shareholders of the acquiree. Therefore, a model is developed with future payments of a portion of the purchase price linked to one or more financial (e.g., revenue and/or profit performance) and/or operating (e.g., number of subscribers) metrics that will be achieved over a specified time frame in the future based upon the performance of the business. In keeping with the accounting guidance for business combinations, each of these arrangements is initially recorded at its fair value at the time of the acquisition and the fair value is included in the aggregate purchase price. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. The number of scenarios used is typically greater for longer-term arrangements. The contingent consideration arrangements are reassessed and reflected at current fair values for each subsequent reporting period thereafter until settled. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in "General and administrative expense" in the consolidated statement of operations. Significant changes in the specified forecasted financial or operating metrics can result in a significantly higher or lower fair value measurement, which can result in volatility of general and administrative expense as the resulting remeasurement gains and losses are recorded.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. The carrying value of goodwill is $2.9 billion and $2.7 billion at December 31, 2019 and 2018, respectively. Indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, have a carrying value of $446.5 million and $458.1 million at December 31, 2019 and 2018, respectively.
In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative test, which would require a valuation of the reporting unit, as of October 1. GAAP provides a not all-inclusive set of examples of macroeconomic, industry, market and company specific factors for entities to consider in performing the qualitative assessment described above; management considers the factors it deems relevant in making its more likely than not assessments. While the Company also has the option under GAAP to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent.
If the conclusion of our qualitative assessment is that there are indicators of impairment and a quantitative test is required, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company's reporting unit that is being tested to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment equal to the excess is recorded.
The Company’s annual assessment of the recovery of goodwill begins with management’s reassessment of its operating segments and reporting units. A reporting unit is an operating segment or one level below an operating segment, which is referred to as a component. This reassessment of reporting units is also made each time the Company changes its operating segments. Separate from the impact of the change in operating segments, the Company concluded that the Applications operating segment should be split into two reporting units - Desktop and Mosaic Group - effective October 1, 2018. If the goodwill of a reporting unit is allocated to newly formed reporting units, the allocation is usually made to each reporting unit based upon their relative fair values.
For the Company's annual goodwill test at October 1, 2019, a qualitative assessment of the MTCH, ANGI, Vimeo, Mosaic Group (included in the Applications segment), College Humor Media, Bluecrew and Nursefly reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:

•	MTCH's October 1, 2019 market capitalization of $20.0 billion exceeded its carrying value by approximately $19.8 billion and MTCH's strong operating performance.

•	ANGI's October 1, 2019 market capitalization of $3.6 billion exceeded its carrying value by approximately $2.2 billion.

•
The Company prepared valuations of the Vimeo, Mosaic Group, Bluecrew and Nursefly reporting units primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses subsequent to January 1, 2019. The valuations were prepared time proximate to, however, not as of, October 1, 2019. The fair value of each of these businesses was in excess of its October 1, 2019 carrying value.

For the Company's annual goodwill test at October 1, 2019, the Company quantitatively tested the Desktop reporting unit (included in the Applications segment). The Company's quantitative test indicated that there was no impairment. The Company's Dotdash, Ask Media Group and The Daily Beast reporting units have no goodwill.
The aggregate goodwill balance for the Desktop reporting unit for which the most recent estimate of fair value is less than 10% over its carrying value is approximately $265.1 million.
The fair value of the Company's reporting units (except for MTCH and ANGI described above) is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative test for determining the fair value of the Company's reporting units was 12.5% in 2019 and ranged from 12.5% to 15% in 2018. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10.5% to 27.5% in 2019 and 10.5% to 35% in 2018, and the royalty rates used ranged from 1% to 8% in 2019 and 0.75% to 8% in 2018.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. The aggregate carrying value of indefinite-lived intangible assets for which the most recent estimate of the excess of fair value over carrying value is less than 10% is approximately $121.2 million.
The 2019 annual assessment of goodwill and indefinite-lived intangible assets identified a $3.3 million goodwill impairment charge and $0.7 million trade name impairment, both related to the College Humor Media business, and a $6.6 million impairment charge related to a trade name at MTCH.
The 2018 annual assessment of goodwill did not identify any impairments. The 2018 annual assessment of indefinite-lived intangible assets identified impairment charges of $27.7 million and $1.1 million related to certain Desktop and College Humor Media indefinite-lived trade names, respectively. The indefinite-lived intangible asset impairment charge at Desktop was due to Google’s policy changes related to its Chrome browser which became effective on September 12, 2018 and have negatively impacted the distribution of our B2C downloadable desktop products. The impairment charge related to the B2C trade name was identified in our annual impairment assessment as of October 1, 2018 and reflects the projected reduction in profits and revenues and the resultant reduction in the assumed royalty rate from these policy changes. The impairment charges are included in "Amortization of intangibles" in the consolidated statement of operations.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising right-of-use assets ("ROU assets"), property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of these long-lived assets is $671.1 million and $492.1 million at December 31, 2019 and 2018, respectively.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2019 and 2018, the balance of the Company's net deferred tax asset is $145.7 million and $41.2 million, respectively.

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2019 and 2018, the Company has unrecognized tax benefits, including interest and penalties, of $74.4 million and $52.3 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
The ultimate amount of deferred income tax assets realized and the amounts paid for deferred income tax liabilities and unrecognized tax benefits may vary from our estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results.
The Company has not provided for approximately $2.1 million of deferred taxes on $41.8 million of international cash earnings that are indefinitely reinvested outside the U.S. The remaining $171.2 million of international cash can be repatriated without any significant tax consequences. The Company reassesses its intention to remit or permanently reinvest these cash earnings each reporting period; any required adjustment to the income tax provision would be reflected in the period that the Company changes this intention. During the year ended December 31, 2019, international cash totaling $70.1 million was repatriated to the U.S.
Stock-Based Compensation
The Company recorded stock-based compensation expense of $240.8 million and $238.4 million for the years ended December 31, 2019 and 2018, respectively. Included in stock-based compensation expense in the years ended December 31, 2019 and 2018 is $32.6 million and $70.6 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination.
Stock-based compensation at the Company is complex due to our desire to attract, retain, inspire and reward outstanding entrepreneurs and managers at each of our companies, including recently acquired companies, by allowing them to benefit directly from the value they help to create. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of our non-public subsidiaries as well as in IAC, MTCH and ANGI. We further refine this approach by tailoring certain equity awards to the applicable circumstances. For example, we issue certain equity awards for which vesting is linked to the achievement of a performance target such as revenue or profits; these awards are referred to as performance-based awards. In other cases, we link the vesting of equity awards to the achievement of a value target for a subsidiary or IAC, MTCH or ANGI’s stock price, as applicable; these awards are referred to as market-based awards. The nature and variety of these types of equity-based awards creates complexity in our determination of stock-based compensation expense.
In addition, acquisitions are an important part of the Company's growth strategy. These transactions may result in the modification of equity awards which creates additional complexity and additional stock-based compensation expense. For example, the Combination resulted in the conversion of previously issued HomeAdvisor and Angie’s List awards into ANGI Homeservices awards, and the recognition of additional stock-based compensation expense as described below. In addition, our internal reorganizations can also lead to modifications of equity awards and result in additional complexity and stock-based compensation expense.
Finally, the means by which we settle our equity-based awards also introduces complexity into our financial reporting. We provide a path to liquidity by settling the non-public subsidiary denominated awards in IAC, MTCH or ANGI shares, as applicable. In addition, certain former MTCH and ANGI subsidiary denominated awards can be settled in IAC or MTCH and ANGI awards at the Company’s election. These features increase the complexity of our earnings per share calculations.
The Company estimated the fair value of stock options issued (including those modified in connection with the Combination) using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. For stock options, including subsidiary denominated equity, the value of the stock option is measured at the grant date at fair value and expensed over the vesting term. The impact on stock-based compensation expense for the year ended December 31, 2019, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding options would be an increase of $3.1 million, $13.6 million and $5.0 million, respectively. The Company also issues RSUs, performance-based RSUs and market-based RSUs. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying IAC common stock and expensed as stock-based compensation expense over the vesting term. For performance-based RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying IAC common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For market-based RSUs, a lattice model is used to estimate the value of the awards.
Investments in Equity Securities
The Company invests in equity securities as part of its investment strategy. Our equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of ASU No. 2016-01, following its adoption on January 1, 2018, with changes recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income (expense), net. The carrying value of the Company’s equity securities without readily determinable fair values is $353.1 million and $235.1 million at December 31, 2019 and 2018, respectively, which is included in "Long-term investments" in the consolidated balance sheet. The Company had an investment in Pinterest, which became a publicly-traded company in the second quarter of 2019. With effect from Pinterest's initial public offering, the Company's investment has been accounted for as a marketable security. Prior to this, the Company accounted for its investment in Pinterest as an equity security without a readily determinable fair value. During 2019, the Company recognized a gain of $20.5 million on the sale of its remaining shares of Pinterest. During 2018, the Company recognized a gain of $26.8 million on the sale of certain Pinterest shares held by the Company and a $128.8 million unrealized gain (or upward adjustment) to adjust our remaining interest in Pinterest to fair value. In addition, during 2019, the Company recognized $14.5 million in net upward adjustments related to equity securities without readily determinable fair values. During 2018, the Company recognized other-than-temporary impairments (or downward adjustments) of $4.9 million related to equity securities without readily determinable fair values and $0.6 million related to an equity method investment.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt, including current maturities.
At December 31, 2019, the Company's outstanding debt was $3.5 billion, of which $2.9 billion bears interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $121.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $425 million MTCH Term Loan and the $247.5 million outstanding balance on the ANGI Term Loan bear interest at variable rates. The MTCH Term Loan bears interest at LIBOR plus 2.50%. As of December 31, 2019, the rate in effect was 4.44%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the MTCH Term Loan would increase or decrease by $4.3 million. The ANGI Term Loan bears interest at LIBOR plus 1.50%. As of December 31, 2019, the rate in effect was approximately 3.25%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Term Loan would increase or decrease by $2.5 million.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions within the European Union, and, as a result, is exposed to foreign exchange risk for both the Euro and British Pound ("GBP").
For the years ended December 31, 2019, 2018 and 2017, international revenue accounted for 35%, 34% and 30%, respectively, of our consolidated revenue. The Company has exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results.
The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. The Company recorded foreign exchange (losses) and gains of $(1.0) million, $5.3 million and $(16.8) million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in GBP versus the U.S. dollar during 2018 and 2017, generated the majority of the Company's foreign currency exchange gains and losses in these years. The foreign exchange gains and losses are primarily related to a U.S. dollar denominated intercompany loan related to a 2016 acquisition in which the receivable is held by a foreign subsidiary with a GBP functional currency. The foreign exchange losses in 2017 were further impacted by U.S. dollar denominated cash, the majority of which is from the proceeds received in the PriceRunner sale in March 2016, held by a foreign subsidiary with a GBP functional currency. Subsequent to December 31, 2017, the Company moved this U.S. dollar denominated cash to a U.S. dollar functional currency entity.
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

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC/InterActiveCorp
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Updates
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases, which generally requires all leases be recognized in the statement of financial position, in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842). The Company adopted the standard effective January 1, 2019 on a prospective basis. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the recognition, measurement, presentation and disclosure of certain equity securities due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The Company adopted the standard effective January 1, 2018 electing the measurement alternative.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations - Valuation of Acquired Intangible Assets

Description of the Matter
During the year ended December 31, 2019, the Company completed business combinations for total consideration, net of cash acquired, of $205.7 million. As disclosed in Note 2 to the consolidated financial statements, the purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.

Auditing management’s allocation of the purchase price of business combinations required complex auditor judgment due to the significant measurement uncertainty in determining the fair value of the identifiable intangible assets acquired. In particular, the fair value of estimates for identifiable intangible assets were sensitive to changes in assumptions, including discount rates, revenue growth rates, royalty rates and the projected cash flow terminal growth rates. These assumptions relate to the future performance of the acquired businesses and are affected by such factors as expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for business combinations. For example, we tested controls over the Company’s process to identify and measure acquired intangible assets as well as controls over management's review of the significant assumptions described above.

To test the estimated fair value of the identifiable intangible assets acquired, our audit procedures included, among others, assessing the completeness of the identifiable intangible assets acquired, assessing the valuation methodologies and testing the significant assumptions described above and underlying data used by the Company. For example, we compared the significant assumptions used by management to the historical results of the acquired businesses as well as to current industry and economic trends. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the identifiable intangible assets resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating the methodologies used and the significant assumptions applied in developing the fair value estimates.

Stock-Based Compensation

Description of the Matter
During the year ended December 31, 2019, the Company recorded stock-based compensation expense of $240.8 million. As discussed in Note 11 to the consolidated financial statements, the Company issues various types of equity awards, including stock options, restricted stock units, performance-based stock units, market-based awards and equity instruments denominated in the shares of certain subsidiaries.

Auditing the Company's accounting for stock-based compensation required complex auditor judgment due to the number and the variety of the types of equity awards, the prevalence of modifications, the subjectivity of assumptions used to value stock-based awards (e.g. expected term), the frequent use of performance-based vesting conditions and the existence of awards denominated in the shares of certain subsidiaries.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over stock-based compensation. For example, we tested controls over the Company's process to assess the completeness of its share-based awards and for measuring and recording stock-based compensation, including management’s review of the underlying calculations, the significant assumptions used in valuing certain awards and related valuation reports prepared by its specialists.

To test stock-based compensation expense, we performed audit procedures that included, among others, assessing the completeness of the awards granted and evaluating the methodologies used to estimate the fair value of the awards granted and the significant assumptions described above. Our procedures also included, evaluating the key terms and conditions of awards granted to assess the accounting treatment for a sample of awards, testing the clerical accuracy of the calculation of the expense recorded, and assessing the Company's accounting for award modifications. Additionally, for certain awards issued by the Company, we involved our internal valuation specialists to assess the valuation methodologies and assumptions used in estimating the fair value of the awards.

Goodwill and Indefinite-Lived Intangible Assets - Quantitative Impairment Assessment

Description of the Matter
As of December 31, 2019, the Company’s goodwill and indefinite-lived intangible asset balances were $2.9 billion and $446.5 million, respectively. As disclosed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are assessed annually for impairment using either a qualitative or quantitative approach as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

Auditing management’s quantitative impairment tests for goodwill and indefinite-lived intangible assets was complex and judgmental due to the measurement uncertainty in estimating the fair value of the reporting units for goodwill and the fair value of indefinite-lived intangible assets. Specifically, the fair value estimate of the Company's Desktop reporting unit was sensitive to assumptions such as the discount rate, revenue growth rates, and the projected cash flow terminal growth rate. The fair value estimates for indefinite-lived intangible assets were sensitive to assumptions such as discount rates, revenue growth rates, royalty rates and projected cash flow terminal growth rates. These assumptions are affected by such factors as expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its goodwill and indefinite-lived intangible assets impairment review process. For example, we tested controls over the Company’s forecasting and budgeting process as well as controls over management's review of the significant assumptions used to estimate the fair values of the reporting unit for goodwill and the indefinite-lived intangible assets.

To test the estimated fair value of the Desktop reporting unit and the Company's indefinite-lived intangible assets, our audit procedures included, among others, assessing the methodologies and testing the significant assumptions and underlying data used by the Company. We evaluated the Company’s underlying forecast and budget information by comparing the significant assumptions to current industry and economic trends, changes in the Company’s business model and assessed the historical accuracy of management’s estimates. For example, we evaluated management’s forecasted revenue to identify, understand and evaluate changes as compared to historical results. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the Desktop reporting unit for goodwill and the Company's indefinite-lived intangible assets resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating the methodologies and significant assumptions applied in developing the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
New York, New York
February 27, 2020

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2019	2018
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$3,139,295	$2,131,632
Marketable securities	19,993	123,665
Accounts receivable, net of allowance and reserves of $24,726 and $18,860, respectively	298,334	279,189
Other current assets	249,367	228,253
Total current assets	3,706,989	2,762,739

Right-of-use assets, net	167,801	—
Property and equipment, net	371,353	318,800
Goodwill	2,854,462	2,726,859
Intangible assets, net	578,474	631,422
Long-term investments	353,052	235,055
Deferred income taxes	167,054	64,786
Other non-current assets	133,640	134,924
TOTAL ASSETS	$8,332,825	$6,874,585

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable, trade	94,356	74,907
Deferred revenue	397,490	360,015
Accrued expenses and other current liabilities	502,003	434,886
Total current liabilities	1,007,599	883,558

Long-term debt, net	3,121,572	2,245,548
Income taxes payable	36,489	37,584
Deferred income taxes	21,388	23,600
Other long-term liabilities	202,932	66,807

Redeemable noncontrolling interests	44,527	65,687

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; issued 263,230 and 262,303 shares, respectively, and outstanding 78,890 and 77,963 shares, respectively	263	262
Class B convertible common stock $.001 par value; authorized 400,000 shares; issued 16,157 shares and outstanding 5,789 shares	16	16
Additional paid-in capital	11,683,799	12,022,387
Retained earnings	1,689,925	1,258,794
Accumulated other comprehensive loss	(136,349)	(128,722)
Treasury stock 194,708 shares	(10,309,612)	(10,309,612)
Total IAC shareholders' equity	2,928,042	2,843,125
Noncontrolling interests	970,276	708,676
Total shareholders' equity	3,898,318	3,551,801
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,332,825	$6,874,585
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Revenue	$4,757,055	$4,262,892	$3,307,239
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,127,420	911,146	651,008
Selling and marketing expense	1,629,623	1,519,440	1,381,221
General and administrative expense	888,950	774,079	719,257
Product development expense	345,417	309,329	250,879
Depreciation	88,399	75,360	74,265
Amortization of intangibles	92,595	108,399	42,143
Goodwill impairment	3,318	—	—
Total operating costs and expenses	4,175,722	3,697,753	3,118,773
Operating income	581,333	565,139	188,466
Interest expense	(153,563)	(109,327)	(105,295)
Other income (expense), net	66,741	305,746	(16,213)
Earnings before income taxes	494,511	761,558	66,958
Income tax benefit (provision)	49,309	(3,811)	291,050
Net earnings	543,820	757,747	358,008
Net earnings attributable to noncontrolling interests	(112,689)	(130,786)	(53,084)
Net earnings attributable to IAC shareholders	$431,131	$626,961	$304,924

Per share information attributable to IAC shareholders:
Basic earnings per share	$5.12	$7.52	$3.81
Diluted earnings per share	$4.50	$6.59	$3.18

Stock-based compensation expense by function:
Cost of revenue	$3,767	$2,482	$1,881
Selling and marketing expense	10,298	7,943	31,318
General and administrative expense	178,298	188,510	192,957
Product development expense	48,425	39,485	38,462
Total stock-based compensation expense	$240,788	$238,420	$264,618
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net earnings	$543,820	$757,747	$358,008
Other comprehensive (loss) income, net of income taxes:
Change in foreign currency translation adjustment	(9,961)	(31,411)	80,269
Change in unrealized gains and losses on available-for-sale securities (net of tax benefit of $3,846 in 2017)	(5)	5	(4,026)
Total other comprehensive (loss) income, net of income taxes	(9,966)	(31,406)	76,243
Comprehensive income, net of income taxes	533,854	726,341	434,251
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(112,689)	(130,786)	(53,084)
Change in foreign currency translation adjustment attributable to noncontrolling interests	2,023	6,129	(13,797)
Change in unrealized gains and losses of available-for-sale securities attributable to noncontrolling interests	1	(1)	—
Comprehensive income attributable to noncontrolling interests	(110,665)	(124,658)	(66,881)
Comprehensive income attributable to IAC shareholders	$423,189	$601,683	$367,370

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2019, 2018 and 2017

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		Retained Earnings			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2016	$32,827	$256	255,672	$16	16,157	$11,921,559	$290,114	$(166,123)	$(10,176,600)	$1,869,222	$141,448	$2,010,670
Net earnings	3,620	—	—	—	—	—	304,924	—	—	304,924	49,464	354,388
Other comprehensive income, net of income tax	1,291	—	—	—	—	—	—	62,446	—	62,446	12,506	74,952
Stock-based compensation expense	2,017	—	—	—	—	66,333	—	—	—	66,333	180,055	246,388
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	5	4,952	—	—	(10,509)	—	—	—	(10,504)	—	(10,504)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(50,121)	(50,121)	—	(50,121)
Distributions to and purchases of redeemable noncontrolling interests	(20,461)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(848)	(848)
Adjustment of redeemable noncontrolling interests to fair value	6,341	—	—	—	—	(6,341)	—	—	—	(6,341)	—	(6,341)
Issuance of Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(472,106)	—	109	—	(471,997)	(705)	(472,702)
Acquisition of Angie's List and creation of noncontrolling interests in ANGI Homeservices	—	—	—	—	—	645,475	—	—	—	645,475	133,996	779,471
Noncontrolling interests created in acquisitions	17,758	—	—	—	—	—	—	—	—	—	—	—
Purchase of exchangeable note hedge	—	—	—	—	—	(74,365)	—	—	—	(74,365)	—	(74,365)
Equity component of exchangeable debt issuance, net of deferred financing costs and deferred tax asset	—	—	—	—	—	71,158	—	—	—	71,158	—	71,158
Issuance of warrants	—	—	—	—	—	23,650	—	—	—	23,650	—	23,650
Other	(526)	—	—	—	—	148	—	—	—	148	879	1,027
Balance as of December 31, 2017	$42,867	$261	260,624	$16	16,157	$12,165,002	$595,038	$(103,568)	$(10,226,721)	$2,430,028	$516,795	$2,946,823
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	36,795	—	—	36,795	3,410	40,205
Net earnings	33,897	—	—	—	—	—	626,961	—	—	626,961	96,889	723,850
Other comprehensive loss, net of income tax	(702)	—	—	—	—	—	—	(25,278)	—	(25,278)	(5,426)	(30,704)
Stock-based compensation expense	1,138	—	—	—	—	75,311	—	—	—	75,311	161,971	237,282
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,679	—	—	21,785	—	—	—	21,786	—	21,786
Purchase of treasury stock	—	—	—	—	—	—	—	—	(82,891)	(82,891)	—	(82,891)
Distributions to and purchases of noncontrolling interests	(14,785)	—	—	—	—	—	—	—	—	—	(9,364)	(9,364)
Adjustment of redeemable noncontrolling interests to fair value	4,098	—	—	—	—	(4,098)	—	—	—	(4,098)	—	(4,098)
Issuance of Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(236,377)	—	124	—	(236,253)	35,559	(200,694)
Dividends paid to Match Group noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(105,126)	(105,126)
Noncontrolling interests created in acquisitions	2,261	—	—	—	—	—	—	—	—	—	14,307	14,307

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
Years Ended December 31, 2019, 2018 and 2017

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		Retained Earnings			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Other	(3,087)	—	—	—	—	764	—	—	—	764	(339)	425
Balance as of December 31, 2018	$65,687	$262	262,303	$16	16,157	$12,022,387	$1,258,794	$(128,722)	$(10,309,612)	$2,843,125	$708,676	$3,551,801
Net earnings	2,835	—	—	—	—	—	431,131	—	—	431,131	109,854	540,985
Other comprehensive income (loss), net of income tax	39	—	—	—	—	—	—	(7,942)		(7,942)	(2,063)	(10,005)
Stock-based compensation expense	148	—	—	—	—	82,619	—	—	—	82,619	155,457	238,076
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	927	—	—	(82,463)	—	—	—	(82,462)	—	(82,462)
Distributions to and purchases of redeemable noncontrolling interests	(40,432)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	11,554	—	—	—	—	(11,554)	—	—	—	(11,554)	—	(11,554)
Issuance of Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(236,897)	—	315	—	(236,582)	(1,794)	(238,376)
Purchase of Match Group and ANGI Homeservices treasury stock	—	—	—	—	—	(274,302)	—	—	—	(274,302)	—	(274,302)
Noncontrolling interests created in acquisitions	4,781	—	—	—	—	—	—	—	—	—	—	—
Purchase of exchangeable note hedges	—	—	—	—	—	(303,428)	—	—	—	(303,428)	—	(303,428)
Equity component of exchangeable senior notes, net of deferred financing costs and deferred tax liabilities	—	—	—	—	—	320,998	—	—	—	320,998	—	320,998
Issuance of warrants	—	—	—	—	—	166,520	—	—	—	166,520	—	166,520
Other	(85)	—	—	—	—	(81)	—	—	—	(81)	146	65
Balance as of December 31, 2019	$44,527	$263	263,230	$16	16,157	$11,683,799	$1,689,925	$(136,349)	$(10,309,612)	$2,928,042	$970,276	$3,898,318
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings	$543,820	$757,747	$358,008
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	240,788	238,420	264,618
Amortization of intangibles	92,595	108,399	42,143
Depreciation	88,399	75,360	74,265
Bad debt expense	65,803	48,445	28,930
Goodwill impairment	3,318	—	—
Deferred income taxes	(80,101)	(34,679)	(285,278)
Gains on equity securities, net	(37,581)	(152,044)	(34,927)
Losses (gains) from the sale of businesses, net	8,239	(119,955)	2,254
Other adjustments, net	45,546	15,763	61,647
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(91,435)	(34,828)	(115,169)
Other assets	(17,661)	(44,557)	5,688
Accounts payable and other liabilities	41,882	53,555	(25,289)
Income taxes payable and receivable	(3,287)	27,034	655
Deferred revenue	37,614	49,468	39,154
Net cash provided by operating activities	937,939	988,128	416,699
Cash flows from investing activities:
Acquisitions, net of cash acquired	(205,726)	(64,496)	(146,553)
Capital expenditures	(136,652)	(85,634)	(75,523)
Proceeds from maturities of marketable debt securities	163,500	333,600	114,350
Purchases of marketable debt securities	(59,639)	(449,676)	(29,891)
Net proceeds from the sale of businesses and investments	165,124	136,719	185,778
Purchases of investments	(253,663)	(52,980)	(9,106)
Other, net	(2,473)	9,027	2,994
Net cash (used in) provided by investing activities	(329,529)	(173,440)	42,049
Cash flows from financing activities:
Proceeds from issuance of IAC debt	1,150,000	—	517,500
Repurchases of IAC debt	(35,035)	(363)	(393,464)
Purchase of exchangeable note hedges	(303,428)	—	(74,365)
Proceeds from issuance of warrants	166,520	—	23,650
Proceeds from issuance of Match Group debt	350,000	260,000	525,000
Borrowings under Match Group Credit facility	40,000	—	—
Principal payments on Match Group debt	—	—	(445,172)
Principal payments on Match Group Credit facility	(300,000)	—	—
Borrowing under ANGI Homeservices Term Loan	—	—	275,000
Principal payments on ANGI Homeservices Term Loan	(13,750)	(13,750)	—
Debt issuance costs	(27,815)	(5,449)	(33,744)
Purchase of IAC treasury stock	—	(82,891)	(56,424)
Purchase of Match Group and ANGI Homeservices treasury stock	(273,258)	(133,455)	—
Proceeds from the exercise of IAC stock options	10,682	41,700	82,397
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	573	4,705	61,095
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(93,145)	(18,982)	(93,832)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	(238,461)	(237,564)	(264,323)
Purchase of Match Group stock-based awards	—	—	(272,459)
Dividends paid to Match Group noncontrolling interests	—	(105,126)	—
Distributions to and purchases of noncontrolling interests	(29,184)	(22,498)	(20,184)
Acquisition-related contingent consideration payments	—	(185)	(27,289)
Other, net	(3,868)	1,060	(255)
Net cash provided by (used in) financing activities	399,831	(312,798)	(196,869)
Total cash provided	1,008,241	501,890	261,879
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,568)	(1,887)	11,604
Net increase in cash and cash equivalents and restricted cash	1,006,673	500,003	273,483
Cash and cash equivalents and restricted cash at beginning of period	2,133,685	1,633,682	1,360,199
Cash and cash equivalents and restricted cash at end of period	$3,140,358	$2,133,685	$1,633,682
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
IAC operates Vimeo and Dotdash, among many other online businesses, and also has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish, OkCupid and Hinge, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy.
Separation
On December 19, 2019, IAC/InterActiveCorp ("IAC") entered into a Transaction Agreement (the "Transaction Agreement") with Match Group, Inc. ("MTCH"), IAC Holdings, Inc., a direct wholly owned subsidiary of IAC ("New IAC"), and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of IAC. Subject to the terms and conditions set forth in the Transaction Agreement, the businesses of MTCH will be separated from the remaining businesses of IAC through a series of transactions that will result in the pre-transaction stockholders of IAC owning shares in two, separate public companies—(1) IAC, which will be renamed Match Group, Inc. ("New Match") and which will own the businesses of MTCH and certain IAC financing subsidiaries, and (2) New IAC, which will be renamed IAC/InterActiveCorp and which will own IAC's other businesses—and the pre-transaction stockholders of MTCH (other than IAC) owning shares in New Match. Completion of the Separation, which is expected to occur in mid-second quarter of 2020, is subject to a number of conditions, including approval by a majority of the disinterested shareholders of MTCH, approval of IAC’s shareholders and other customary conditions and approvals. We refer to the full separation as the "Separation".
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
Match Group
Our Match Group segment consists of the businesses and operations of Match Group, Inc. ("Match Group" or "MTCH").
MTCH completed its initial public offering ("IPO") on November 24, 2015. At December 31, 2019, IAC’s economic interest and voting interest in MTCH were 80.7% and 97.5%, respectively.
MTCH is a leading provider of dating products available in over 40 languages to our users all over the world through applications and websites that we own and operate. MTCH operates a portfolio of dating brands, including Tinder, Match, Meetic, OkCupid, Hinge, Pairs, PlentyOfFish and OurTime, as well as a number of other brands, each designed to increase users' likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users.
ANGI Homeservices
Our ANGI Homeservices segment includes the North American (United States and Canada) and European businesses and operations of ANGI Homeservices Inc. ("ANGI"). On September 29, 2017, the Company's HomeAdvisor business and Angie's List Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At December 31, 2019, IAC’s economic interest and voting interest in ANGI were 84.1% and 98.1%, respectively.
ANGI connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 250,000 domestic service professionals find work through ANGI and consumers turn to at least one of our brands to find a professional for more than 25 million projects each year. We established category-transforming products with brands such as HomeAdvisor, Angie's List, Handy and Fixd Repair.
On January 25, 2019, ANGI completed the acquisition of Fixd Repair, a home warranty and service company. On October 19, 2018, ANGI acquired Handy, a leading platform in the United States for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. ANGI also owns and operates mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses. Prior to its sale on December 31, 2018, ANGI also operated Felix, a pay-per-call advertising service business. In addition to its market-leading U.S. operations, ANGI owns leading home services online marketplaces in France (Travaux), Germany (MyHammer), Netherlands (Werkspot), United Kingdom (MyBuilder Limited or "MyBuilder," which we acquired a

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

controlling interest in on March 24, 2017), Canada (HomeStars Inc. or "HomeStars," which we acquired a controlling interest in on February 8, 2017) and Italy (Instapro), as well as operations in Austria (MyHammer).
Vimeo
Vimeo operates a global video platform for creative professionals, small and medium businesses ("SMBs"), organizations and enterprises to connect with their audiences, customers and employees. Vimeo provides cloud-based Software-as-a-Service ("SaaS") offerings that allow customers to create, host, stream, monetize, analyze and distribute videos online and across devices. Vimeo also sold live streaming accessories through its hardware business, which was sold on March 29, 2019.
On May 28, 2019, Vimeo completed the acquisition of Magisto, a video creation service enabling consumers and businesses to create short-form videos.
Dotdash
Dotdash is a portfolio of digital publishing brands providing expert information and inspiration in select vertical content categories.
Applications
Our Applications segment consists of our Desktop business and Mosaic Group, our mobile business. Through these businesses, we are a leading provider of global, advertising-driven desktop and subscription-based mobile applications.
Through our Desktop business, we own and operate a portfolio of desktop browser applications that provide users with access to a wide variety of online content, tools and services. We provide users who download our desktop browser applications with new tab search services, as well as the option of default browser search services. We distribute our desktop browser applications to consumers free of charge on an opt-in basis directly through direct-to-consumer (primarily Chrome Web Store) and partnership distribution channels.
Through Mosaic Group, we are a leading provider of global subscription mobile applications. Mosaic Group's products are developed by the following owned and operated businesses: Apalon, iTranslate, acquired in March 2018, TelTech, acquired in October 2018, and, effective April 1, 2018 upon its transfer from Emerging & Other, Daily Burn.
Apalon is a leading mobile development company with one of the largest and most popular application portfolios worldwide. iTranslate develops and distributes some of the world's most downloaded mobile translation applications, enabling users to read, write, speak and learn foreign languages anywhere in the world. TelTech develops and distributes unique and innovative mobile communications applications that help protect consumer privacy. Daily Burn is a health and fitness business that provides streaming fitness and workout videos across a variety of platforms (including mobile, web and other Internet-enabled television platforms).
Emerging & Other
Our Emerging & Other segment primarily includes:

•	Ask Media Group, a collection of websites providing general search services, and to a lesser extent, content that help users find the information they need;

•	Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work, which we acquired a controlling interest in on February 26, 2018;

•	NurseFly, a platform to efficiently connect temporary healthcare professionals with job opportunities, which we acquired a controlling interest in on June 26, 2019;

•	The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;

•	College Humor Media, a provider of digital content, including its subscription only property, Dropout.tv;

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
IAC Films, a provider of production and producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States and internationally; and

•	For periods prior to their sales:

◦	CityGrid, an advertising network that integrated local content and advertising for distribution to affiliated and third-party publishers across web and mobile platforms, sold December 31, 2018.

◦	Dictionary.com, an online and mobile dictionary and thesaurus service, sold November 13, 2018.

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
Accounting for Investments in Equity Securities
Investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying consolidated balance sheet. At December 31, 2019 and 2018, the Company did not have any investments accounted for using the equity method.
Investments in equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, following its adoption on January 1, 2018, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income (expense), net.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of definite-lived intangible assets and property and equipment; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Revenue Recognition
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. The cumulative effect to the Company's retained earnings at January 1, 2018 was an increase of $40.2 million, of which $3.4 million was related to the noncontrolling interest in ANGI; the adjustment to retained earnings was principally related to the Company’s ANGI and Applications segments.

•
Within ANGI, the effect of the adoption of ASU No. 2014-09 was that commissions paid to employees pursuant to certain sales incentive programs, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional (also referred to as the estimated customer relationship period). These costs were expensed as incurred prior to January 1, 2018. The cumulative effect of the adoption of ASU No. 2014-09 was the establishment of a current and non-current asset for capitalized sales commissions of $29.7 million and $4.2 million, respectively, and a related deferred tax liability of $8.0 million, resulting in a net increase to retained earnings of $25.9 million on January 1, 2018.

•
Within Applications, the primary effect of the adoption of ASU No. 2014-09 was to accelerate the recognition of the portion of the revenue of certain desktop applications sold by SlimWare that qualify as functional intellectual property ("functional IP") under ASU No. 2014-09. This revenue was previously deferred and recognized over the applicable subscription term. The cumulative effect of the adoption of ASU No. 2014-09 for SlimWare was a reduction in deferred revenue of $20.3 million and the establishment of a deferred tax liability of $4.9 million, resulting in a net increase to retained earnings of $15.5 million on January 1, 2018.

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

	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Revenue by segment:
Match Group	$1,729,850	$1,729,850	$—
ANGI Homeservices	1,132,241	1,132,241	—
Vimeo	159,641	160,931	(1,290)
Dotdash	130,991	130,991	—
Applications	582,287	581,492	795
Emerging & Other	528,250	528,250	—
Inter-segment eliminations	(368)	(368)	—
Total	$4,262,892	$4,263,387	$(495)

Operating costs and expenses by segment:
Match Group	$1,176,556	$1,176,556	$—
ANGI Homeservices	1,068,335	1,073,275	(4,940)
Vimeo	195,235	196,212	(977)
Dotdash	112,213	112,213	—
Applications	487,453	484,644	2,809
Emerging & Other	498,286	498,286	—
Corporate	159,675	159,675	—
Total	$3,697,753	$3,700,861	$(3,108)

Operating income (loss) by segment:
Match Group	$553,294	$553,294	$—
ANGI Homeservices	63,904	58,964	4,940
Vimeo	(35,594)	(35,281)	(313)
Dotdash	18,778	18,778	—
Applications	94,834	96,848	(2,014)
Emerging & Other	29,964	29,964	—
Corporate	(160,043)	(160,043)	—
Total	$565,137	$562,524	$2,613

Net earnings	$757,747	$755,741	$2,006
The Company accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASU No. 2014-09, applicable to such contracts and does not consider the time value of money.
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers, which are directly observable or based on an estimate if not directly observable. For our multiple performance obligation arrangements that include functional IP, which comprise the downloadable apps and software of the Applications segment, the Company uses a residual approach to determine standalone selling prices for the functional IP.
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
During the years ended December 31, 2019 and 2018, the Company recognized expense of $464.6 million and $355.3 million related to the amortization of these costs. The current contract asset balances are $71.5 million, $69.8 million and $53.4 million at December 31, 2019 and 2018, and January 1, 2018, respectively. The non-current contract asset balances are $6.2 million, $4.5 million and $4.7 million at December 31, 2019 and 2018, and January 1, 2018, respectively. The current and non-current contract assets are included in "Other current assets" and "Other non-current assets," respectively, in the accompanying consolidated balance sheet.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase of à la carte features and offline events. Online advertising revenue is recognized when an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue associated with offline events is recognized when each event occurs.
ANGI Homeservices
ANGI revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and fees from completed jobs sourced through the HomeAdvisor and Handy platforms, and (ii) HomeAdvisor service professional membership subscription fees. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. The Company’s consumer connection revenue is generated and recognized when an in-network service professional is delivered a consumer match or when a job sourced through the HomeAdvisor and Handy platforms are completed. Service professional membership subscription revenue is initially deferred and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice or collected when a consumer schedules a job through the HomeAdvisor and Handy platforms. The Company maintains revenue reserves for potential credits for services provided by Handy service professionals to consumers.
ANGI revenue is also derived from (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) membership subscription fees from consumers and (iii) service warranty subscription and other services. Angie's List service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angie's List website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Angie's List prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, we modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition will change for pre-priced jobs and will be later than the timing of existing consumer connection revenue for HomeAdvisor because we will not be able to record revenue, generally, until the service professional completes the job on our behalf.
Vimeo
Vimeo revenue is derived primarily from annual and monthly SaaS subscription fees paid by subscribers for self-serve and enterprise subscription plans. Subscription revenue is recognized over the terms of the applicable subscription period, which are typically one month or one year.
Dotdash
Dotdash revenue consists principally of display advertising revenue and performance marketing revenue. Display advertising revenue is generated primarily through digital display advertisements sold directly by our sales team and through programmatic advertising networks. Performance marketing revenue includes affiliate commerce and performance marketing commissions. Affiliate commerce commission revenue is generated when Dotdash refers users to commerce partner websites resulting in a purchase or transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-new account basis.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Applications
Desktop revenue largely consists of advertising revenue generated principally through the display of paid listings in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. The substantial majority of the paid listings displayed by our Desktop businesses is supplied to us by Google Inc. ("Google") pursuant to our services agreement with Google. Pursuant to this agreement, Desktop businesses that provide search services transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through a Desktop business and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with the Desktop business. The Company recognizes paid listing revenue from Google when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third-party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third-party distributor as traffic acquisition costs.
To a lesser extent, Desktop revenue also includes fees related to subscription-based downloadable desktop applications as well as display advertisements. Fees related to subscription downloadable desktop applications are generally recognized over the term of the applicable subscription period, which is primarily one or two years. Fees related to display advertisements are recognized when an advertisement is displayed.
Mosaic Group revenue consists primarily of fees related to subscription downloadable mobile applications distributed through the Apple App Store and Google Play Store, as well as display advertisements. Fees related to subscription downloadable mobile applications are generally recognized at the time of the sale when the software license is delivered. To the extent updates or maintenance is required or expected, revenue is recognized over the term of the applicable subscription period, which is primarily one or two years. Fees related to display advertisements are recognized when an advertisement is displayed.
Emerging & Other
Revenue of Ask Media Group consists principally of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue. The majority of the paid listings displayed are supplied to us by Google in the manner, and pursuant to the services agreement with Google, described above under "Applications." Revenue from display advertising is generated through advertisements sold through programmatic advertising networks. Affiliate commerce commission revenue is generated when an Ask Media Group property refers users to commerce partner websites resulting in a purchase or transaction.
Bluecrew revenue consists of service revenue, which is generated through staffing workers and recognized as control of the promised services is transferred to our customers.
NurseFly revenue consists of subscription revenue, which is generated through recruiting agencies that seek access to qualified healthcare professionals and is recognized at the earlier of the full delivery of the promised services or the length of the subscription period.
The Daily Beast revenue consists of advertising revenue, which is generated primarily through display advertisements (sold directly and through programmatic ad sales), and to a lesser extent, affiliate commerce commission revenue.
Revenue of College Humor Media and IAC Films is generated primarily through media production and distribution and advertising. Production revenue is recognized when control is transferred to the customer to broadcast or exhibit, and advertising revenue is recognized when an advertisement is displayed or over the advertising period.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance is $398.8 million, $361.7 million and $332.2 million at December 31, 2019 and 2018, and January 1, 2018, respectively. During the years ended December 31, 2019 and 2018, the Company recognized $356.4 million and $330.2 million of revenue that was included in the deferred revenue balance as of December 31, 2018 and January 1, 2018, respectively. The current deferred revenue balances are $397.5 million and $360.0 million at December 31, 2019 and 2018, respectively. The non-current deferred revenue balances are $1.3 million and $1.7 million at December 31, 2019 and 2018, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying consolidated balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated government money market funds, treasury discount notes, time deposits and commercial paper rated A1/P1 or better. Internationally, cash equivalents primarily consist of AAA rated government money market funds and time deposits.
Investments in Debt Securities
The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. The Company also invests in non-marketable debt securities as part of its investment strategy. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other income (expense), net. At December 31, 2019 and 2018, marketable debt securities consist of commercial paper rated A1/P1 or better and treasury discount notes.
Certain Risks and Concentrations
A meaningful portion of the Company's revenue is attributable to a services agreement with Google (the "Services Agreement"). In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the years ended December 31, 2019, 2018 and 2017, consolidated revenue earned from Google was $733.5 million, $825.2 million and $740.7 million, respectively, representing 15%, 19%, and 22%, respectively, of the Company's consolidated revenue. Accounts receivable related to revenue earned from Google totaled $53.0 million and

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$69.1 million at December 31, 2019 and 2018, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business within the Applications segment and Ask Media Group within the Emerging & Other segment. For the years ended December 31, 2019, 2018 and 2017, revenue earned from the Services Agreement was $291.1 million, $426.5 million and $480.6 million, respectively, within the Applications segment and $385.9 million, $339.0 million and $203.5 million, respectively, within the Emerging & Other segment.
The current Services Agreement expires on March 31, 2020. On February 11, 2019, the Company and Google amended the Services Agreement, effective as of April 1, 2020. The amendment extends the expiration date of the agreement to March 31, 2023; provided that during September 2020 and during each September thereafter, either party may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given. The Company believes that the amended agreement, taken as a whole, is comparable to the Company’s currently existing agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our consolidated financial condition and results of operations, particularly our Desktop business and Ask Media Group. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business during both 2018 and 2019.
Google’s policy changes related to its Chrome browser, which became effective on September 12, 2018, negatively impacted the distribution of our B2C downloadable desktop products. The resultant reduction in projected profits and revenues of this business resulted in a $27.7 million impairment of the B2C trade name, which was recorded in the fourth quarter of 2018. On May 31, 2019, Google announced industry-wide policy changes, which became effective on July 1, 2019, related to all extensions distributed through the Chrome Web Store. These industry-wide changes, combined with other changes to polices under the Services Agreement during the second half of 2019, have had a negative impact on the historical and expected future results of operations of the Desktop business. As of December 31, 2019, the goodwill balance of the Desktop reporting unit and the carrying value of the related intangible asset are $265.1 million and $28.9 million, respectively. The fair values of the Desktop reporting unit and the related intangible asset approximate their carrying values; therefore, a modest reduction in the fair values of the Desktop reporting unit or the related intangible asset would result in an impairment charge, which would be equal to the excess of the carrying value over the fair value of such assets.
The Company’s business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable debt securities. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation insurance limits.
Property and Equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Buildings and leasehold improvements	3 to 39 Years
Capitalized software and computer equipment	2 to 3 Years
Furniture and other equipment	3 to 12 Years

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $83.8 million and $58.1 million at December 31, 2019 and 2018, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company usually uses the assistance of outside valuation experts to assist in the allocation of purchase price to the identifiable intangible assets acquired. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. Generally, our contingent consideration arrangements are based upon financial performance and/or operating metric targets. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in "General and administrative expense" in the accompanying consolidated statement of operations. See "Note 6—Financial Instruments and Fair Value Measurements" for a discussion of contingent consideration arrangements.
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
For the Company's annual goodwill test at October 1, 2019, a qualitative assessment of the MTCH, ANGI, Vimeo, Mosaic Group (included in the Applications segment), College Humor Media, Bluecrew and Nursefly reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:

•	MTCH's October 1, 2019 market capitalization of $20.0 billion exceeded its carrying value by approximately $19.8 billion and MTCH's strong operating performance.

•	ANGI's October 1, 2019 market capitalization of $3.6 billion exceeded its carrying value by approximately $2.2 billion.

•
The Company prepared valuations of the Vimeo, Mosaic Group, Bluecrew and Nursefly reporting units primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses subsequent to January 1, 2019. The valuations were prepared time proximate to, however, not as of, October 1, 2019. The fair value of each of these businesses was in excess of its October 1, 2019 carrying value.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company quantitatively tests goodwill for impairment as of October 1 when it concludes that it is more likely than not that there may be an impairment. For the Company's annual goodwill test at October 1, 2019, the Company quantitatively tested the Desktop reporting unit (included in the Applications segment). The Company's quantitative test indicated that there was no impairment. The Company's Dotdash, Ask Media Group and The Daily Beast reporting units have no goodwill.
The aggregate goodwill balance for the Desktop reporting unit for which the most recent estimate of fair value is less than 10% over its carrying value is approximately $265.1 million.
The fair value of the Company's reporting units (except for MTCH and ANGI described above) is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative test for determining the fair value of the Company's reporting units was 12.5% in 2019 and ranged from 12.5% to 15% in 2018. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10.5% to 27.5% in 2019 and 10.5% to 35% in 2018, and the royalty rates used ranged from 1% to 8% in 2019 and 0.75% to 8% in 2018.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. The aggregate carrying value of indefinite-lived intangible assets for which the most recent estimate of the excess of fair value over carrying value is less than 10% is approximately $121.2 million.
The 2019 annual assessment of goodwill and indefinite-lived intangible assets identified a $3.3 million goodwill impairment charge and $0.7 million trade name impairment, both related to the College Humor Media business, and a $6.6 million impairment charge related to a trade name at MTCH.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company’s operating segments are MTCH, ANGI, Vimeo, Dotdash and Applications, which are also reportable segments, and within its Emerging & Other reportable segment, Ask Media Group, Bluecrew, Nursefly, The Daily Beast, College Humor Media and IAC Films. The Company’s reporting units are consistent with its operating segments, with the exception of Desktop and Mosaic Group, which are separate reporting units within the Applications operating segment. Goodwill is tested for impairment at the reporting unit level. See "Note 12—Segment Information" for additional information regarding the Company's method of determining operating and reportable segments.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of ROU assets, property and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized.
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

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See "Note 6—Financial Instruments and Fair Value Measurements" for a discussion of fair value measurements made using Level 3 inputs.

The Company's non-financial assets, such as goodwill, intangible assets, ROU assets and property and equipment are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Traffic Acquisition Costs
Traffic acquisition costs consist of (i) the amortization of fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases and (ii) payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

websites. These payments include amounts based on revenue share and other arrangements. The Company expenses these payments in the period incurred as a component of cost of revenue.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, social media sites and third parties that distribute our B2C downloadable applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the brands within our MTCH and ANGI segments. Advertising expense is $1.2 billion, $1.2 billion and $1.1 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company capitalizes and amortizes the costs associated with certain distribution arrangements that require us to pay a fee per access point delivered. These access points are generally in the form of downloadable applications associated with our direct-to consumer operations. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized (generally 18 months). Otherwise, the fees are charged to expense as incurred.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act imposes a new minimum tax on global intangible low-taxed income ("GILTI") earned by foreign subsidiaries beginning in 2018. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity may make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.
Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to IAC shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company. See "Note 10—Earnings Per Share" for additional information on dilutive securities.

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
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings. Such losses totaled $0.1 million and gains totaled $0.7 million during the years ended December 31, 2018 and 2017, respectively, and were included in "Other income (expense), net" in the accompanying consolidated statement of operations. There were no such gains or losses for the year ended December 31, 2019.
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
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates in the future. One of these arrangements was exercised during the year ended December 31, 2019 and two of these arrangements were exercised during both of the years ended December 31, 2018 and 2017. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2019, 2018 and 2017, the Company recorded adjustments of $11.6 million, $4.1 million and $6.3 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Recent Accounting Pronouncements
Accounting Pronouncement adopted by the Company
Adoption of ASU No. 2016-02, Leases (Topic 842)
The Company adopted ASU No. 2016-02, Leases (Topic 842) ("ASC 842") effective January 1, 2019. ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adoption of ASC 842 resulted in the recognition of $154.7 million of ROU assets and related lease liabilities as of January 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s consolidated results of operations or cash flows.
The Company adopted ASC 842 prospectively and, therefore, did not revise comparative period information or disclosure. In addition, the Company elected the package of practical expedients permitted under ASC 842.
See "Note 13—Leases" for additional information on the adoption of ASC 842.
Accounting Pronouncement Not Yet Adopted by the Company
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The provisions of ASU No. 2019-12 are effective for reporting periods beginning after December 15, 2020 with early adoption permitted. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU No. 2019-12 on January 1, 2020 using the modified retrospective basis for those amendments that are not applied on a prospective basis.  The adoption of ASU No. 2019-12 will not have a material impact on the Company’s consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES
U.S. and foreign earnings (loss) before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
U.S.	$370,073	$630,417	$(52,606)
Foreign	124,438	131,141	119,564
Total	$494,511	$761,558	$66,958

The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current income tax provision (benefit):
Federal	$278	$(2,849)	$(31,844)
State	807	2,569	1,964
Foreign	29,707	38,770	24,108
Current income tax provision (benefit)	30,792	38,490	(5,772)

Deferred income tax provision (benefit):
Federal	(52,985)	(21,792)	(255,477)
State	(25,128)	172	(28,364)
Foreign	(1,988)	(13,059)	(1,437)
Deferred income tax benefit	(80,101)	(34,679)	(285,278)
Income tax (benefit) provision	$(49,309)	$3,811	$(291,050)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$340,472	$291,639
Tax credit carryforwards	117,286	89,397
Stock-based compensation	79,108	82,698
Long-term lease liabilities	52,748	—
Other	71,328	53,631
Total deferred tax assets	660,942	517,365
Less valuation allowance	(129,620)	(115,853)
Net deferred tax assets	531,322	401,512

Deferred tax liabilities:
Investment in subsidiaries	(235,920)	(238,650)
Intangible assets	(70,830)	(77,669)
Right-of-use assets	(39,226)	—
Investment in Pinterest	—	(22,927)
Other	(39,680)	(21,080)
Total deferred tax liabilities	(385,656)	(360,326)
Net deferred tax assets	$145,666	$41,186

At December 31, 2019, the Company has federal and state net operating losses ("NOLs") of $990.3 million and $827.2 million, respectively. If not utilized, $80.2 million of federal NOLs can be carried forward indefinitely, and the remainder will expire at various times primarily between 2027 and 2037, and the state NOLs, if not utilized, will expire at various times between 2020 and 2039. Federal and state NOLs of $617.5 million and $457.4 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2019, the Company has foreign NOLs of $436.2 million available to offset future income. Of these foreign NOLs, $402.7 million can be carried forward indefinitely and $33.5 million will expire at various times between 2020 and 2039. During 2019, the Company recognized tax benefits related to NOLs of $40.8 million. Included in this amount is $26.9 million of tax benefits of acquired attributes which was recorded as a reduction to goodwill. At December 31, 2019, the Company has federal and foreign disallowed interest carryforwards of $95.1 million and $46.4 million, respectively, that can be carried forward indefinitely and can be used against future taxable income.
At December 31, 2019, the Company has tax credit carryforwards of $159.5 million. Of this amount, $108.4 million relates to credits for research activities, $48.7 million relates to credits for foreign taxes, and $2.4 million relates to various other credits. Of these credit carryforwards, $41.2 million can be carried forward indefinitely and $118.3 million will expire between 2020 and 2039.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2019, the Company's valuation allowance increased by $13.8 million primarily due to an increase in foreign net operating losses, partially offset by a net decrease in unbenefited capital losses. At December 31, 2019, the Company has a valuation allowance of $129.6 million related to the portion of tax loss carryforwards, foreign tax credits and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Income tax provision at the federal statutory rate of 21% (35% for 2017)	$103,847	$159,927	$23,435
State income taxes, net of effect of federal tax benefit	6,146	16,794	782
Stock-based compensation	(135,179)	(129,654)	(358,901)
Research credits	(33,377)	(14,276)	(6,947)
Realization of certain deferred tax assets	(9,281)	(13,200)	(3,133)
Foreign income taxed at a different statutory tax rate	(3,333)	(3,206)	(14,725)
Deferred tax adjustment for enacted changes in tax laws and rates	890	(7,488)	705
Non-deductible impairments for certain cost method investments	—	—	2,669
Transition tax	—	(9,190)	62,667
Withholding taxes	7,304	5,165	562
Other, net	13,674	(1,061)	1,836
Income tax (benefit) provision	$(49,309)	$3,811	$(291,050)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2019	2018	2017
	(In thousands)
Balance at January 1	$48,875	$36,732	$38,372
Additions based on tax positions related to the current year	14,000	10,334	2,050
Additions for tax positions of prior years	8,949	4,716	1,994
Reductions for tax positions of prior years	(289)	(400)	(3,761)
Settlements	—	—	—
Expiration of applicable statutes of limitations	(1,302)	(2,507)	(1,923)
Balance at December 31	$70,233	$48,875	$36,732

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for the years ended December 31, 2019, 2018 and 2017 is a $0.5 million benefit, $0.3 million benefit and $0.1 million expense, respectively, net of related deferred taxes of $0.2 million, less than $0.1 million and $0.1 million, respectively, for interest on unrecognized tax benefits. At December 31, 2019 and 2018, the Company has accrued $4.1 million and $3.4 million, respectively, for the payment of interest. At December 31, 2019 and 2018, the Company has accrued $1.1 million and $1.4 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

among various tax jurisdictions. The Internal Revenue Service ("IRS") is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2016. The statute of limitations for the years 2010 through 2012 has been extended to November 30, 2020 and the statute of limitations for the years 2013 through 2015 has been extended to December 31, 2020. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2019 and 2018, unrecognized tax benefits, including interest and penalties, were $74.4 million and $52.3 million, respectively. If unrecognized tax benefits at December 31, 2019 are subsequently recognized, $69.2 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2018 was $49.1 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $24.5 million by December 31, 2020, due to expirations of statutes of limitations or other settlements; $24.3 million of which would reduce the income tax provision.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 ("Transition Tax") and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on GILTI earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2018. In the third quarter of 2018, the Company finalized this calculation, which resulted in a $9.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits and a reduction in state taxes, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on guidance issued by the IRS subsequent to December 31, 2017.
The Company has not provided for approximately $2.1 million of deferred taxes on $41.8 million of international cash earnings that are indefinitely reinvested outside the U.S. The remaining $171.2 million of international cash can be repatriated without any significant tax consequences. The Company reassesses its intention to remit or permanently reinvest these cash earnings each reporting period; any required adjustment to the income tax provision would be reflected in the period that the company changes this judgment.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Year Ended December 31, 2017
(In thousands, except per share data)
Revenue	$3,529,600
Net earnings attributable to IAC shareholders	$364,496
Basic earnings per share attributable to IAC shareholders	$4.55
Diluted earnings per share attributable to IAC shareholders	$4.27

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2019	2018
	(In thousands)
Goodwill	$2,854,462	$2,726,859
Intangible assets with indefinite lives	446,495	458,104
Intangible assets with definite lives, net of accumulated amortization	131,979	173,318
Total goodwill and intangible assets, net	$3,432,936	$3,358,281

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2019:

	Balance at December 31, 2018	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance at December 31, 2019
	(In thousands)
Match Group	$1,245,013	$3,553	$—	$—	$(8,726)	$1,239,840
ANGI Homeservices	892,800	18,326	(29,267)	—	192	882,051
Vimeo	77,152	142,222	—	—	—	219,374
Applications:
Desktop	265,146	—	—	—	—	265,146
Mosaic Group	239,746	—	—	—	(144)	239,602
Total Applications	504,892	—	—	—	(144)	504,748
Emerging & Other	7,002	4,765	—	(3,318)	—	8,449
Total	$2,726,859	$168,866	$(29,267)	$(3,318)	$(8,678)	$2,854,462

Additions primarily relate to the acquisitions of Magisto (included in the Vimeo segment) and Fixd Repair (included in the ANGI Homeservices segment). Deductions primarily relate to tax benefits of acquired attributes related to the acquisition of Handy (included in the ANGI Homeservices segment). During the fourth quarter of 2019, the Company recorded an impairment charge of $3.3 million related to the goodwill of the College Humor Media business (included in the Emerging & Other Segment).

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2018:

	Balance at December 31, 2017	Additions	(Deductions)	Transfers In/(Out)	Foreign Exchange Translation	Balance at December 31, 2018
	(In thousands)
Match Group	$1,247,899	$11,187	$—	$—	$(14,073)	$1,245,013
ANGI Homeservices	768,317	142,768	(14,373)	—	(3,912)	892,800
Vimeo	77,303	—	(151)	—	—	77,152
Applications:
Desktop	265,146	—	—	—	—	265,146
Mosaic Group	182,096	50,784	—	7,323	$(457)	239,746
Total Applications	447,242	50,784	—	7,323	(457)	504,892
Emerging & Other	18,305	3,684	(7,664)	(7,323)	—	7,002
Total	$2,559,066	$208,423	$(22,188)	$—	$(18,442)	$2,726,859
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
The December 31, 2019 and 2018 goodwill balances reflect accumulated impairment losses of $529.1 million, $399.7 million and $198.3 million at Applications, the businesses previously included in the IAC Publishing segment (excluding Dotdash, included in the Emerging & Other segment) and Dotdash, respectively. The December 31, 2019 and 2018 goodwill balances also reflect accumulated impairment losses of $14.9 million and $11.6 million, respectively, at College Humor Media (included in the Emerging & Other segment).
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2019 and 2018, intangible assets with definite lives are as follows:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$154,052	$(79,358)	$74,694	4.6
Service professional relationships	99,651	(76,445)	23,206	2.9
Customer lists and user base	44,548	(24,488)	20,060	3.3
Trade names	19,074	(13,068)	6,006	3.2
Memberships	15,900	(11,940)	3,960	3.0
Other	13,952	(9,899)	4,053	3.7
Total	$347,177	$(215,198)	$131,979	3.8

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$143,303	$(53,199)	$90,104	4.7
Service professional relationships	99,528	(44,674)	54,854	2.9
Customer lists and user base	30,099	(15,126)	14,973	2.9
Memberships	15,900	(6,640)	9,260	3.0
Trade names	12,393	(9,393)	3,000	3.3
Other	8,500	(7,373)	1,127	4.8
Total	$309,723	$(136,405)	$173,318	3.8

At December 31, 2019, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2020	$63,844
2021	27,454
2022	22,781
2023	12,870
2024	1,766
Thereafter	3,264
Total	$131,979

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At December 31, 2019 and 2018, the fair value of marketable securities are as follows:

	December 31,
	2019	2018
	(In thousands)
Available-for-sale marketable debt securities	$19,993	$123,246
Marketable equity security	—	419
Total marketable securities	$19,993	$123,665

At December 31, 2019, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$19,993	$—	$—	$19,993
Total available-for-sale marketable debt securities	$19,993	$—	$—	$19,993

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contractual maturities of debt securities classified as current available-for-sale at December 31, 2019 are within one year. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2019 and 2018.
At December 31, 2018, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$112,291	$3	$(3)	$112,291
Commercial paper	10,955	—	—	10,955
Total available-for-sale marketable debt securities	$123,246	$3	$(3)	$123,246

The following table presents the proceeds from maturities of available-for-sale marketable debt securities:

	December 31,
	2019	2018	2017
	(In thousands)
Proceeds from maturities of available-for-sale marketable debt securities	$163,500	$333,600	$114,350

There were no gross realized gains or losses from the sales of available-for-sale marketable debt securities for the years ended December 31, 2019, 2018, and 2017.
Long-term investments
Long-term investments consist of:

	December 31,
	2019	2018
	(In thousands)
Equity securities without readily determinable fair values	$353,052	$235,055
Total long-term investments	$353,052	$235,055

Equity securities without readily determinable fair values
In the third quarter of 2019, the Company made a $250 million investment in Turo, a peer-to-peer car sharing marketplace. As part of its investment, the Company received a warrant that is net settleable at the Company's option and is recorded at fair value each reporting period with any change included in "Other income, net" in the accompany consolidated statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table below as Level 3. The warrant is included in "Other non-current assets" in the accompanying consolidated balance sheet.
The Company had an investment in Pinterest, which was carried at fair value following the initial public offering of Pinterest in April 2019. Prior to this, the Company accounted for its investment in Pinterest as an equity security without a readily determinable fair value. The Company sold its remaining shares in Pinterest during the fourth quarter of 2019. For the year ended December 31, 2019, the Company recognized a net gain of $20.5 million related to its investment in Pinterest, which is included in "Other income, net" in the accompanying consolidated statement of operations.
The following table presents a summary of realized and unrealized gains and losses recorded in other income (expense), net,

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as adjustments to the carrying value of equity securities without readily determinable fair values held as of December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
	(In thousands)
Upward adjustments (gross unrealized gains)	$19,698	$128,986
Downward adjustments including impairments (gross unrealized losses)	(5,193)	(4,931)
Total	$14,505	$124,055
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at December 31, 2019 were $19.9 million and $7.0 million, respectively.
Realized and unrealized gains and losses for the Company's marketable equity security and investments without readily determinable fair values for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Realized gains, net, for equity securities sold	$23,076	$27,874
Unrealized gains, net, on equity securities held	14,505	124,170
Total gains recognized, net, in other income (expense), net	$37,581	$152,044

Equity method investments
In 2018 and 2017, the Company recorded other-than-temporary impairment charges on certain of its investments of $0.6 million and $2.7 million, respectively. These charges are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
Cost method investments (prior to the adoption of ASU No. 2016-01)
In 2017, the Company recorded $9.5 million of other-than-temporary impairment charges for certain of its investments as a result of our assessment of the near-term prospects and financial condition of the investees. This charge is included in "Other income (expense), net" in the accompanying consolidated statement of operations.
On October 23, 2017, Match Group sold a cost method investment for net proceeds of $60.2 million. The gain on sale of $9.1 million is included in "Other income (expense), net" in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$2,164,576	$—	$—	$2,164,576
Treasury discount notes	—	199,896	—	199,896
Time deposits	—	128,075	—	128,075
Commercial paper	—	29,960	—	29,960
Marketable securities:
Commercial paper	—	19,993	—	19,993
Other non-current assets:
Warrant	—	—	8,495	8,495
Total	$2,164,576	$377,924	$8,495	$2,550,995

Liabilities:
Contingent consideration arrangements	$—	$—	$(6,918)	$(6,918)

	December 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$880,815	$—	$—	$880,815
Treasury discount notes	—	561,733	—	561,733
Commercial paper	—	162,417	—	162,417
Time deposits	—	90,036	—	90,036
Marketable securities:
Treasury discount notes	—	112,291	—	112,291
Commercial paper	—	10,955	—	10,955
Marketable equity security	419	—	—	419
Total	$881,234	$937,432	$—	$1,818,666

Liabilities:
Contingent consideration arrangements	$—	$—	$(28,631)	$(28,631)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended December 31,
	2019		2018
	Warrant	Contingent Consideration Arrangements	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$—	$(28,631)	$(2,647)
Fair value at date of acquisition	17,618	—	(25,521)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(9,123)	19,739	(1,456)
Included in other comprehensive (loss) income	—	(14)	45
Settlements	—	1,988	948
Balance at December 31	$8,495	$(6,918)	$(28,631)

Contingent consideration arrangements
At December 31, 2019, the Company has one outstanding contingent consideration arrangement related to a business acquisition. The arrangement has a total maximum contingent payment of $45.0 million. At December 31, 2019, the gross fair value of this arrangement, before unamortized discount, is $12.5 million. During the first quarter of 2019, the Company paid $2.0 million to settle a contingent consideration arrangement that was outstanding at December 31, 2018.
Generally, our contingent consideration arrangements are based upon financial performance and/or operating metric targets and the Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangements are initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligations to determine the net amount reflected in the consolidated financial statements. The fair value of the contingent consideration arrangement at December 31, 2019 reflects a discount rate of 25%. The fair values of the contingent consideration arrangements at December 31, 2018 reflect discount rates ranging from 12% to 25%.
The fair value of contingent consideration arrangements is sensitive to changes in the expected achievement of the applicable targets and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in "General and administrative expense" in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at December 31, 2019 includes a non-current portion of $6.9 million. The contingent consideration arrangement liability at December 31, 2018 includes a current portion of $2.0 million and a non-current portion of $26.6 million, respectively. The current and non-current portions of the contingent consideration liability are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,681)	$(13,750)	$(12,753)
Long-term debt, net(a)	(3,121,572)	(4,136,988)	(2,245,548)	(2,460,204)
_________________

(a)	At December 31, 2019 and 2018, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $404.7 million and $88.9 million, respectively.
At December 31, 2019 and 2018, the fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. At December 31, 2018, the Company considered the outstanding borrowings under the MTCH's $500 million revolving credit facility ("MTCH Credit Facility"), which has a variable interest rate, to have a fair value equal to its carrying value. The outstanding borrowings under the MTCH Credit Facility were repaid with a portion of the net proceeds from MTCH's $350 million aggregate principal amount of its 5.625% Senior Notes issued on February 15, 2019. See "Note 7—Long-Term Debt" for additional information on the repayment of the MTCH Credit Facility.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2019	2018
	(In thousands)
MTCH Debt:
MTCH Term Loan due November 16, 2022	$425,000	$425,000
MTCH Credit Facility due December 7, 2023	—	260,000
6.375% Senior Notes due June 1, 2024 (the "6.375% MTCH Senior Notes"); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the "5.00% MTCH Senior Notes"); interest payable each June 15 and December 15	450,000	450,000
5.625% Senior Notes due February 15, 2029 (the "5.625% MTCH Senior Notes"); interest payable each February 15 and August 15	350,000	—
Total MTCH long-term debt	1,625,000	1,535,000
Less: unamortized original issue discount	6,282	7,352
Less: unamortized debt issuance costs	15,235	11,737
Total MTCH debt, net	1,603,483	1,515,911

ANGI Debt:
ANGI Term Loan due November 5, 2023	247,500	261,250
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,804	2,529
Total ANGI debt, net	231,946	244,971

IAC Debt:
0.875% Exchangeable Senior Notes due October 1, 2022 (the "2022 Exchangeable Notes"); interest payable each April 1 and October 1	517,500	517,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the "2026 Exchangeable Notes"); interest payable each June 15 and December 15	575,000	—
2.00% Exchangeable Senior Notes due January 15, 2030 (the "2030 Exchangeable Notes"); interest payable each January 15 and July 15; commencing on January 15, 2020	575,000	—
4.75% Senior Notes due December 15, 2022 (the "4.75% Senior Notes"); interest payable each June 15 and December 15	—	34,489
Total IAC long-term debt	1,667,500	551,989
Less: unamortized original issue discount	351,605	54,025
Less: unamortized debt issuance costs	29,752	13,298
Total IAC debt, net	1,286,143	484,666

Total long-term debt, net	$3,121,572	$2,245,548

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MTCH Senior Notes
The 6.375% MTCH Senior Notes were issued on June 1, 2016, and are currently redeemable. These notes may be redeemed at redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

Year	Percentage
2019	104.781%
2020	103.188%
2021	101.594%
2022 and thereafter	100.000%

The 5.00% MTCH Senior Notes were issued on December 4, 2017. The proceeds from these notes, along with cash on hand, were used to redeem the $445.2 million outstanding balance of the 6.75% MTCH Senior Notes, which were due on December 15, 2022, and pay the related call premium. At any time prior to December 15, 2022, the 5.00% MTCH Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2022	102.500%
2023	101.667%
2024	100.833%
2025 and thereafter	100.000%

The 5.625% MTCH Senior Notes were issued on February 15, 2019. The proceeds were used to repay outstanding borrowings under the MTCH Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to February 15, 2024, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Year	Percentage
2024	102.813%
2025	101.875%
2026	100.938%
2027 and thereafter	100.000%

The indentures governing the 6.375% and 5.00% MTCH Senior Notes contain covenants that would limit MTCH's ability to pay dividends, make distributions or repurchase MTCH stock in the event a default has occurred or MTCH's consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At December 31, 2019, there were no limitations pursuant thereto. There are additional covenants in these indentures that limit MTCH's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MTCH is not in compliance with certain ratios set forth in the indentures, and (ii) incur liens, enter into agreements restricting MTCH subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indenture governing the 5.625% MTCH Senior Notes is less restrictive than the indentures governing the 6.375% and 5.00% MTCH

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes and generally only limits MTCH's ability and the ability of its subsidiaries to, among other things, create liens on assets and limits MTCH's ability to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
MTCH's Senior Notes are ranked equally with each other.
MTCH Term Loan and MTCH Credit Facility
At both December 31, 2019 and 2018, the outstanding balance on the MTCH Term Loan was $425 million. The MTCH Term Loan bears interest at LIBOR plus 2.50% and was 4.44% and 5.09% at December 31, 2019 and 2018, respectively. The MTCH Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the credit agreement. Interest payments are due at least quarterly through the term of the loan.
On December 7, 2018, the MTCH $500 million revolving credit facility (the "MTCH Credit Facility") was amended and restated, and is due on December 7, 2023. At December 31, 2019, there were no outstanding borrowings under the MTCH Credit Facility. At December 31, 2018, the outstanding borrowings under the MTCH Credit Facility were $260.0 million, which bore interest at LIBOR plus 1.50%, or approximately 4.00%. The annual commitment fee on undrawn funds is based on the current consolidated net leverage ratio and is 25 basis points at both December 31, 2019 and 2018, respectively. Borrowings under the MTCH Credit Facility bear interest, at MTCH's option, at a base rate or LIBOR, in each case plus an applicable margin, which is based on MTCH's consolidated net leverage ratio. The terms of the MTCH Credit Facility require MTCH to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the agreement).
The MTCH Term Loan and MTCH Credit Facility contain covenants that would limit MTCH’s ability to pay dividends, make distributions or repurchase MTCH stock in the event MTCH’s secured net leverage ratio exceeds 2.0 to 1.0, while the MTCH Term Loan remains outstanding and, thereafter, if the consolidated net leverage ratio exceeds 4.0 to 1.0, or in the event a default has occurred. There are additional covenants under these MTCH debt agreements that limit the ability of MTCH and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the MTCH Credit Facility and MTCH Term Loan are unconditionally guaranteed by certain MTCH wholly-owned domestic subsidiaries and are also secured by the stock of certain MTCH domestic and foreign subsidiaries. The MTCH Term Loan and outstanding borrowings, if any, under the MTCH Credit Facility rank equally with each other, and have priority over the MTCH Senior Notes to the extent of the value of the assets securing the borrowings under the MTCH credit agreement.
ANGI Term Loan and ANGI Credit Facility
On November 1, 2017, ANGI borrowed $275 million under a five-year term loan facility ("ANGI Term Loan"). On November 5, 2018, the ANGI Term Loan was amended and restated, and is now due on November 5, 2023. At both December 31, 2019 and 2018, the ANGI Term Loan bears interest at LIBOR plus 1.50%. The spread over LIBOR is subject to change in future periods based on ANGI's consolidated net leverage ratio. The interest rate was 3.25% and approximately 4.00% at December 31, 2019 and 2018, respectively. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due.
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
On November 5, 2018, ANGI entered into a five-year $250 million revolving credit facility (the "ANGI Credit Facility"). At December 31, 2019 and 2018, there were no outstanding borrowings under the ANGI Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio most recently reported and is 25 basis points at both December 31, 2019 and 2018. Borrowings under the ANGI Credit Facility bear interest, at ANGI's option, at either a

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI's consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Term Loan.
The ANGI Term Loan and ANGI Credit Facility are guaranteed by ANGI's wholly-owned material domestic subsidiaries and are secured by substantially all assets of ANGI and the guarantors, subject to certain exceptions.
IAC Exchangeable Notes
On October 2, 2017, IAC FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, issued $517.5 million aggregate principal amount of its 2022 Exchangeable Notes. During 2019, IAC FinanceCo 2, Inc. and IAC FinanceCo 3, Inc., direct, wholly-owned subsidiaries of the Company, issued $575.0 million aggregate principal amount of its 2026 Exchangeable Notes and $575.0 million aggregate principal amount of its 2030 Exchangeable Notes, respectively.
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
The 2022, 2026 and 2030 Exchangeable Notes (collectively the "Exchangeable Notes") are guaranteed by the Company. At December 31, 2019, the Company, excluding MTCH and ANGI, held $2.3 billion in cash and cash equivalents and marketable securities, which is in excess of $1.7 billion of the Exchangeable Notes outstanding.
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
_________________
* Subject to adjustment upon the occurrence of specific events.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company’s 2022 Exchangeable Notes are currently exchangeable; during year ended December 31, 2019, no notes were exchanged. The if-converted value of the 2022 Exchangeable Notes exceeded its principal amount of $517.5 million by $329.6 million and $105.0 million based on the Company's stock price on December 31, 2019 and 2018, respectively. Any dilution arising from the 2022 Exchangeable Notes would be mitigated by the 2022 Exchangeable Notes Hedge.
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
We separately account for the debt and the equity components of the Exchangeable Notes and therefore, the Company recorded an original issue discount and corresponding increase to additional paid-in capital, which is the fair value attributed to the exchange feature of each series of debt at issuance. The Company is amortizing the original issue discount and debt issuance costs utilizing the effective interest method over the life of the Exchangeable Notes. The effective interest rates for the 2022, 2026 and 2030 Exchangeable Notes are 4.73%, 5.35% and 6.59%, respectively.
The following table sets forth the components of the Exchangeable Notes as of December 31, 2019 and 2018 (in thousands):

	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes
December 31, 2019
Liability component:
Principal	$517,500	$575,000	$575,000
Less: unamortized original issue discount	40,768	129,037	181,800
Net carrying value of the liability component	$476,732	$445,963	$393,200

Equity component	$70,363	$138,796	$189,213

	2022 Exchangeable Notes
December 31, 2018
Liability component:
Principal	$517,500
Less: unamortized original issue discount	54,025
Net carrying value of the liability component	$463,475

Equity component	$70,363
The following table sets forth interest expense recognized related to Exchangeable Notes (in thousands):

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes
Contractual interest expense	$4,528	$2,963	$6,772
Amortization of original issue discount	13,256	9,759	7,413
Amortization of debt issuance costs	2,981	758	420
Total interest expense recognized	$20,765	$13,480	$14,605

	Year Ended December 31, 2018
	2022 Exchangeable Notes
Contractual interest expense	$4,528
Amortization of original issue discount	13,134
Amortization of debt issuance costs	3,489
Total interest expense recognized	$21,151

Exchangeable Notes Hedge and Warrants
In connection with the Exchange Notes offerings, the Company purchased call options allowing the Company to purchase initially (subject to adjustment upon the occurrence of specified events) the same number of shares that would be issuable upon the exchange of the applicable Exchangeable Notes at the price per share set forth below (the "Exchangeable Notes Hedge"), and sold warrants allowing the counterparty to purchase (subject to adjustment upon the occurrence of specified events) shares at the per share price set forth below (the "Exchangeable Notes Warrants").
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
_________________
* Subject to adjustment upon occurrence of specific events.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IAC Senior Notes
On August 23, 2019, the Company redeemed all outstanding 4.75% Senior Notes for $34.5 million plus a premium of $0.5 million and accrued interest of $0.3 million.
IAC Credit Facility
At December 31, 2019, IAC has a $250 million revolving credit facility (the "IAC Credit Facility"), under which IAC Group, LLC, a subsidiary of the Company is the borrower ("Borrower"), that expires on November 5, 2023. At December 31, 2019 and 2018, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio (as defined in the agreement) most recently reported and is 20 basis points at both December 31, 2019 and 2018. Borrowings under the IAC Credit Facility bear interest, at the Borrower's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is based on the Borrower's consolidated net leverage ratio. The terms of the IAC Credit Facility require that the Borrower maintains a consolidated net leverage ratio of not more than 3.25 to 1.0 before the date on which the Borrower no longer holds majority of the outstanding voting stock of each of ANGI and MTCH ("Trigger Date") and no greater than 2.75 to 1.0 on or after the Trigger Date. The terms of the IAC Credit Facility also restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by certain of our wholly-owned domestic subsidiaries and are also secured by the stock of certain of our domestic and foreign subsidiaries, including the shares of MTCH and ANGI owned by the Borrower.
Long-term debt maturities:

Years Ending December 31,	(In thousands)
2020	$13,750
2021	13,750
2022	970,000
2023	192,500
2024	400,000
Thereafter	1,950,000
Total	3,540,000
Less: current portion of long-term debt	13,750
Less: unamortized original issue discount	357,887
Less: unamortized debt issuance costs	46,791
Total long-term debt, net	$3,121,572

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Reserved Common Shares
In connection with equity compensation plans, the Exchangeable Notes and warrants, 33.7 million shares of IAC common stock are reserved at December 31, 2019.
Exchangeable Notes and Warrants
During the years ended December 31, 2019, 2018 and 2017, no warrants were exercised and no Exchangeable Notes were exchanged. See "Note 7—Long-term Debt" for additional information on the Exchangeable Notes Warrants.
Common Stock Repurchases
There were no common stock repurchases during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company repurchased 0.5 million and 0.7 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $82.9 million and $50.1 million, respectively. At December 31, 2019, the Company has approximately 8.0 million shares remaining in its share repurchase authorization.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(128,726)	$4	$(128,722)
Other comprehensive loss	(7,938)	(4)	(7,942)
Net current period other comprehensive loss	(7,938)	(4)	(7,942)
Allocation of accumulated other comprehensive loss related to noncontrolling interests	315	—	315
Balance at December 31	$(136,349)	$—	$(136,349)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(103,568)	$—	$(103,568)
Other comprehensive (loss) income before reclassifications	(25,230)	4	(25,226)
Amounts reclassified to earnings	(52)	—	(52)
Net current period other comprehensive (loss) income	(25,282)	4	(25,278)
Allocation of accumulated other comprehensive loss related to noncontrolling interests	124	—	124
Balance at December 31	$(128,726)	$4	$(128,722)

	Year Ended December 31, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(170,149)	$4,026	$(166,123)
Other comprehensive income before reclassifications	65,799	7	65,806
Amounts reclassified to earnings	673	(4,033)	(3,360)
Net current period other comprehensive income (loss)	66,472	(4,026)	62,446
Allocation of accumulated other comprehensive loss related to noncontrolling interests	109	—	109
Balance at December 31	$(103,568)	$—	$(103,568)

The amounts reclassified out of foreign currency translation adjustment into earnings for the years ended 2018 and 2017 relate to the liquidation of international subsidiaries. The amount reclassified out of unrealized gains on available-for-sale securities into earnings for the year ended December 31, 2017, include a tax benefit of $3.8 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders:

	Years Ended December 31,
	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$543,820	$543,820	$757,747	$757,747	$358,008	$358,008
Net earnings attributable to noncontrolling interests	(112,689)	(112,689)	(130,786)	(130,786)	(53,084)	(53,084)
Impact from public subsidiaries' dilutive securities(a)	—	(26,063)	—	(25,228)	—	(33,531)
Net earnings attributable to IAC shareholders	$431,131	$405,068	$626,961	$601,733	$304,924	$271,393

Denominator:
Weighted average basic shares outstanding	84,261	84,261	83,407	83,407	80,089	80,089
Dilutive securities(a) (b) (c) (d) (e)	—	5,782	—	7,915	—	5,221
Denominator for earnings per share—weighted average shares(a) (b) (c) (d) (e)	84,261	90,043	83,407	91,322	80,089	85,310

Earnings per share attributable to IAC shareholders:
Earnings per share	$5.12	$4.50	$7.52	$6.59	$3.81	$3.18
__________________________________________________________________

(a)
IAC has the option to settle certain MTCH and ANGI stock-based awards in its shares. For the years ended December 31, 2019 and 2017, it is more dilutive for MTCH to settle these MTCH equity awards. For the year ended December 31, 2018, it is more dilutive for IAC to settle these MTCH equity awards. For the years ended December 31, 2019, 2018 and 2017, it is more dilutive for IAC to settle these ANGI equity awards.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants and subsidiary denominated equity, exchange of the Company's Exchangeable Notes and vesting of restricted stock units ("RSUs"). For the years ended December 31, 2019, 2018 and 2017, 11.1 million, 3.5 million, and 6.9 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
Market-based awards and performance-based stock units ("PSUs") are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2019, 2018 and 2017, 0.2 million, 0.1 million and 0.1 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

(d)
It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; therefore, the Exchangeable Notes are only dilutive for periods during which the average price of IAC common stock exceeds the approximate $152.18, $302.77 and $291.35 per share exchange price per $1,000 principal amount of the 2022 Exchangeable Notes, the 2026 Exchangeable Notes and the 2030 Exchangeable Notes, respectively. The average price of IAC common stock was $223.89 and $167.61 for the years ended December 31, 2019 and 2018, respectively, and the dilutive impact of the 2022 Exchangeable Notes, which is the only series of Exchangeable Notes that is currently dilutive, was 1.1 million and 0.3 million shares, respectively. For the year ended December 31, 2017, the 2022 Exchangeable Notes were anti-dilutive as the average price of IAC common stock was $100.54.

(e)	See "Note 11—Stock-based Compensation" for additional information on equity instruments denominated in the shares of certain subsidiaries.
NOTE 11—STOCK-BASED COMPENSATION
IAC currently has two active plans under which awards denominated in shares of IAC common stock have been granted. These plans cover stock options to acquire shares of IAC common stock, RSUs, including those that are linked to the achievement of the Company's stock price, known as market-based awards ("MSUs") and those that are linked to the achievement of a performance target, known as performance-based awards ("PSUs"), denominated in shares of IAC common stock, as well as provide for the future grant of these and other equity awards. These plans authorize the Company to grant

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

awards to its employees, officers, directors and consultants. At December 31, 2019, there are 12.6 million shares available for grant under the plans.
The plans were adopted in 2013 and 2018, have a stated term of ten years, and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards issued to date have generally vested in equal annual installments over a four-year period and RSU awards currently outstanding generally vest in either equal annual installments over a four-year period or cliff-vest after a three-year period, in each case, from the grant date. MSU awards currently outstanding cliff-vest after the market condition has been met either within a three-year or five-year period from the date of grant. PSU awards issued to date cliff-vest after a three-year period from the date of grant.
The amount of stock-based compensation expense recognized in the consolidated statement of operations is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2019, there is $272.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2019, 2018 and 2017 related to all stock-based compensation is $189.8 million, $189.0 million and $423.0 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2019, 2018 and 2017, is $137.2 million, $169.0 million, and $411.6 million, respectively. As the Company is currently in a NOL position, there will be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
IAC Stock Options
Stock options outstanding at December 31, 2019 and changes during the year ended December 31, 2019 are as follows:

	December 31, 2019
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Options outstanding at January 1, 2019	5,814	$62.97
Granted	—	—
Exercised	(911)	53.41
Forfeited	(15)	101.01
Expired	(1)	124.29
Options outstanding at December 31, 2019	4,887	$64.63	5.3	$901,629
Options exercisable	3,851	$62.83	4.9	$717,388

The aggregate intrinsic value in the table above represents the difference between IAC's closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on December 31, 2019. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 is $167.4 million, $83.7 million and $164.6 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2019	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2019	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
	(Shares in thousands)
$20.01 to $30.00	3	0.1	$21.60	3	0.1	$21.60
$30.01 to $40.00	363	1.3	32.39	363	1.3	32.39
$40.01 to $50.00	1,124	5.2	42.96	840	4.8	43.32
$50.01 to $60.00	142	2.2	59.89	141	2.2	59.90
$60.01 to $70.00	916	5.4	65.87	796	5.1	65.97
$70.01 to $80.00	1,755	6.4	75.29	1,206	6.0	74.99
$80.01 to $90.00	500	5.3	84.31	500	5.3	84.31
Greater than $90.01	84	8.2	150.23	2	7.6	104.13
	4,887	5.3	$64.63	3,851	4.9	$62.83

There were no stock options granted by the Company during 2019. Less than 0.1 million and approximately 1.2 million stock options were granted by the Company during the years ended December 31, 2018 and 2017, respectively. During 2018, the Company granted market-based stock options that only vest if the price of IAC common stock exceeds the relevant price threshold for a twenty-day consecutive period and the service requirement is met. The market-based vesting condition was achieved in the fourth quarter of 2018. The service requirement provides that this award vests in two installments, the first 50% in 2021 and the second 50% in 2022.
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. During 2018 and 2017, expected stock price volatilities were estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. Expected term is based upon the historical exercise behavior of our employees and the dividend yields are based on IAC's historical dividend payments. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2018	2017
Expected volatility	27%	29%
Risk-free interest rate	2.7%	2.0%
Expected term	6.2 years	5.2 years
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the years ended December 31, 2018 and 2017 are $53.94 and $22.94, respectively.
Cash received from stock option exercises for the years ended December 31, 2019, 2018 and 2017 was $10.7 million, $41.7 million and $82.4 million, respectively.
The Company currently settles all stock options on a net basis. Assuming all stock options outstanding on December 31, 2019 were net settled on that date, the Company would have issued 1.8 million common shares (of which 1.4 million is related to vested stock options and 0.4 million is related to unvested stock options) and would have remitted $450.8 million (of which

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$358.7 million is related to vested stock options and $92.1 million is related to unvested stock options) in cash for withholding taxes (assuming a 50% withholding rate).
IAC Restricted Stock Units, Market-based Stock Units and Performance-based Stock Units
RSUs, MSUs and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU and PSU equal to the fair value of IAC common stock at the date of grant. The value of each MSU is estimated using a lattice model that incorporates a Monte Carlo simulation of IAC's stock price. Each RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The vesting of MSUs is tied to the stock price of IAC. For RSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as stock-based compensation over the vesting term. For MSU grants, the expense is measured using a lattice model and expensed as stock-based compensation over the derived service period. For PSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.
Unvested RSUs, MSUs and PSUs outstanding at December 31, 2019 and changes during the year ended December 31, 2019 are as follows:

	RSUs		MSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2019	459	$115.12	—	$—	113	$76.00
Granted	63	220.77	159	153.43	—	—
Vested	(304)	118.25	—	—	—	—
Forfeited	(16)	194.10	—	—	(113)	76.00
Unvested at December 31, 2019	202	$132.37	159	$153.43	—	$—

The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2019, 2018 and 2017 based on market prices of IAC's common stock on the grant date was $220.77, $178.29 and $90.04, respectively. The weighted average fair value of MSUs granted during the year ended December 31, 2019 based on the lattice model was $153.43. There were no MSUs granted or outstanding during the years ended December 31, 2018 and 2017. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $69.3 million, $8.9 million and $32.5 million, respectively. There were no MSUs that vested during the year ended December 31, 2019.
Equity Instruments Denominated in the Shares of Certain Subsidiaries
Non-publicly-traded Subsidiaries
The following description excludes awards denominated in the shares of the Company's publicly-traded subsidiaries, MTCH and ANGI. MTCH and ANGI stock-based awards are issued pursuant to their respective stock incentive plans.
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interest is generally determined by negotiation or arbitration when settled, which will occur at various dates through 2026. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC common shares equal to the intrinsic value of the award at exercise less an amount equal to the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required cash tax withholding payment. The number of IAC common shares ultimately needed to settle these awards may vary significantly from the estimated number below as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. The number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, at December 31, 2019 is 0.1 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $20.2 million at December 31, 2019, assuming a 50% withholding rate.
MTCH
MTCH currently settles substantially all equity awards on a net basis. Assuming all MTCH equity awards outstanding on December 31, 2019 were net settled on that date, MTCH would have issued 8.0 million common shares (of which 2.6 million is related to vested shares and 5.4 million is related to unvested shares) and would have remitted $655.9 million (of which $209.5 million is related to vested shares and $446.4 million is related to unvested shares) in cash for withholding taxes (assuming a 50% withholding rate). If MTCH decided to issue a sufficient number of shares to cover the $655.9 million employee withholding tax obligation, 8.0 million additional shares would be issued by MTCH.
Following the completion of the MTCH IPO, certain subsidiary denominated equity awards, including those issued by Tinder, Inc., were settleable, at IAC's election, in shares of IAC common stock or MTCH common stock. Pursuant to the Employee Matters Agreement between IAC and MTCH, to the extent shares of IAC common stock are issued in settlement of these awards, MTCH reimburses IAC for the cost of those shares in cash or by issuing IAC shares of MTCH common stock. In July 2017, Tinder was merged into MTCH and as a result, all Tinder denominated equity awards were converted into MTCH tandem stock options ("Tandem Awards"). All of the MTCH Tandem Awards exercised during 2019, 2018 and 2017 were exercised on a net basis and were settled in IAC common shares; the Company issued 0.2 million, 0.7 million and 2.0 million shares, respectively, of its common stock to settle these awards and MTCH issued 0.6 million, 2.5 million and 11.3 million shares, respectively, of its common stock to IAC as reimbursement. The Company is no longer settling the Tandem Awards in IAC common stock.
During 2017, MTCH also purchased certain fully vested Tandem Awards, and made cash payments of approximately $520 million to cover both the withholding taxes paid on behalf of employees exercising these converted awards and the purchase of certain fully vested awards.
ANGI
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at ANGI's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with ANGI issuing a sufficient number of Class A shares to cover the withholding taxes. While these awards can be settled in either Class A shares of ANGI or shares of IAC common stock at IAC's option, these awards are currently being settled in shares of ANGI. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on December 31, 2019 were net settled on that date, ANGI would have issued 6.8 million shares of ANGI Class A stock and ANGI would have remitted $57.3 million in cash for withholding taxes (assuming a 50% withholding rate). If ANGI decided to issue a sufficient number of shares to cover the $57.3 million employee withholding tax obligation, 6.8 million additional Class A shares would be issued by ANGI. Assuming all other ANGI equity awards outstanding on December 31, 2019 were net settled on that date, including stock options, RSUs and subsidiary denominated equity, ANGI would have issued 5.1 million shares and would have remitted $43.4 million in cash for withholding taxes (assuming a 50% withholding rate).
Prior to the Combination in 2017, the Company issued a number of IAC denominated PSUs to certain ANGI employees. Vesting of the PSUs was contingent upon ANGI's performance for the year ended December 31, 2019. These awards did not vest because the performance conditions were not achieved.
Modification of awards

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2019, the Company modified certain equity awards and recognized modification charges of $13.1 million.
During 2018, the Company modified certain equity awards and recognized modification charges of $7.9 million. In addition, in connection with the ANGI chief executive officer transition during the fourth quarter of 2018, ANGI accelerated $3.9 million of expense into 2018 from 2019.
In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into ANGI equity awards resulting in a modification charge of $217.7 million of which $29.0 million, $56.9 million, and $93.4 million were recognized as stock-based compensation expense in the years ended December 31, 2019, 2018, and 2017 respectively, and the remaining charge will be recognized over the vesting period of the modified awards.
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
The following table presents revenue by reportable segment:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Revenue:
Match Group	$2,051,258	$1,729,850	$1,330,661
ANGI Homeservices	1,326,205	1,132,241	736,386
Vimeo	196,015	159,641	103,332
Dotdash	167,594	130,991	90,890
Applications	519,459	582,287	577,998
Emerging & Other	496,832	528,250	468,589
Inter-segment elimination	(308)	(368)	(617)
Total	$4,757,055	$4,262,892	$3,307,239

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Match Group
Direct revenue:
North America	$1,024,161	$902,478	$741,334

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
International	983,013	774,693	539,915
Total Direct revenue	2,007,174	1,677,171	1,281,249
Indirect revenue (principally advertising revenue)	44,084	52,679	49,412
Total Match Group revenue	$2,051,258	$1,729,850	$1,330,661

Supplemental information on Direct revenue
Tinder	$1,152,045	$805,316	$403,216
Other brands	855,129	871,855	878,033
Total Direct revenue	$2,007,174	$1,677,171	$1,281,249

ANGI Homeservices
Marketplace:
Consumer connection revenue	$913,533	$704,341	$521,481
Service professional membership subscription revenue	64,706	66,214	56,135
Other revenue	6,971	3,940	3,798
Total Marketplace revenue	985,210	774,495	581,414
Advertising and other revenue	264,682	287,676	97,483
Total North America revenue	1,249,892	1,062,171	678,897
Consumer connection revenue	59,611	50,913	40,009
Service professional membership subscription revenue	14,231	17,362	16,596
Advertising and other revenue	2,471	1,795	884
Total Europe revenue	76,313	70,070	57,489
Total ANGI Homeservices revenue	$1,326,205	$1,132,241	$736,386

Vimeo
Platform revenue	$193,736	$146,665	$99,650
Hardware revenue	2,279	12,976	3,682
Total Vimeo revenue	$196,015	$159,641	$103,332

Dotdash
Display advertising revenue	$126,487	$103,704	$76,316
Performance marketing revenue	41,107	27,287	14,574
Total Dotdash revenue	$167,594	$130,991	$90,890

Applications
Desktop:
Advertising revenue:
Google advertising revenue	$291,215	$426,964	$480,774
Non-Google advertising revenue	13,162	10,992	6,762
Total advertising revenue	304,377	437,956	487,536
Subscription and other revenue	15,858	20,815	34,613
Total Desktop revenue	320,235	458,771	522,149
Mosaic Group:
Subscription and other revenue	189,878	104,975	27,980
Advertising revenue	9,346	18,541	27,869
Total Mosaic Group revenue	199,224	123,516	55,849
Total Applications revenue	$519,459	$582,287	$577,998

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Emerging & Other
Advertising revenue:
Google advertising revenue	$391,709	$357,752	$225,576
Non-Google advertising revenue	45,750	66,733	53,911
Total advertising revenue	437,459	424,485	279,487
Other revenue	59,373	103,765	169,497
Test preparation revenue	—	—	19,605
Total Emerging & Other revenue	$496,832	$528,250	$468,589

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Revenue:
United States	$3,070,487	$2,824,928	$2,323,050
All other countries	1,686,568	1,437,964	984,189
Total	$4,757,055	$4,262,892	$3,307,239

	December 31,
	2019	2018
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$345,937	$289,756
All other countries	25,416	29,044
Total	$371,353	$318,800

The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Operating income (loss):
Match Group	$648,531	$553,294	$360,517
ANGI Homeservices	38,645	63,906	(149,176)
Vimeo	(51,921)	(35,594)	(27,328)
Dotdash	29,021	18,778	(15,694)
Applications	113,569	94,834	130,176
Emerging & Other	(13,012)	29,964	17,412
Corporate	(183,500)	(160,043)	(127,441)
Total	$581,333	$565,139	$188,466

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Adjusted EBITDA:(a)
Match Group	$779,432	$653,931	$468,941
ANGI Homeservices	$202,297	$247,506	$37,858
Vimeo	$(41,790)	$(28,045)	$(23,607)
Dotdash	$39,601	$21,384	$(2,763)
Applications	$103,551	$131,837	$136,757
Emerging & Other	$(7,756)	$36,178	$25,862
Corporate	$(88,640)	$(74,017)	$(67,755)
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

	Year Ended December 31, 2019
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$648,531	$89,724	$32,450	$8,727	$—	$—	$779,432
ANGI Homeservices	38,645	$68,255	$39,915	$55,482	$—	$—	$202,297
Vimeo	(51,921)	$—	$478	$9,653	$—	$—	$(41,790)
Dotdash	29,021	$—	$974	$9,606	$—	$—	$39,601
Applications	113,569	$—	$1,443	$8,277	$(19,738)	$—	$103,551
Emerging & Other	(13,012)	$—	$1,088	$850	$—	$3,318	$(7,756)
Corporate	(183,500)	$82,809	$12,051	$—	$—	$—	$(88,640)
Total	581,333
Interest expense	(153,563)
Other income, net	66,741
Earnings before income taxes	494,511
Income tax benefit	49,309
Net earnings	543,820
Net earnings attributable to noncontrolling interests	(112,689)
Net earnings attributable to IAC shareholders	$431,131

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$553,294	$66,031	$32,968	$1,318	$320	$653,931
ANGI Homeservices	63,906	$97,078	$24,310	$62,212	$—	$247,506
Vimeo	(35,594)	$—	$1,200	$6,349	$—	$(28,045)
Dotdash	18,778	$—	$969	$1,637	$—	$21,384
Applications	94,834	$—	$2,601	$33,266	1,136	$131,837
Emerging & Other	29,964	$919	$1,678	$3,617	$—	$36,178
Corporate	(160,043)	$74,392	$11,634	$—	$—	$(74,017)
Total	565,139
Interest expense	(109,327)
Other income, net	305,746
Earnings before income taxes	761,558
Income tax provision	(3,811)
Net earnings	757,747
Net earnings attributable to noncontrolling interests	(130,786)
Net earnings attributable to IAC shareholders	$626,961

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$360,517	$69,090	$32,613	$1,468	$5,253	$468,941
ANGI Homeservices	(149,176)	$149,230	$14,543	$23,261	$—	$37,858
Vimeo	(27,328)	$—	$1,408	$2,313	$—	$(23,607)
Dotdash	(15,694)	$—	$2,255	$10,676	$—	$(2,763)
Applications	130,176	$—	$3,863	$2,170	$548	$136,757
Emerging & Other	17,412	$2,130	$4,065	$2,255	$—	$25,862
Corporate	(127,441)	$44,168	$15,518	$—	$—	$(67,755)
Total	188,466
Interest expense	(105,295)
Other expense, net	(16,213)
Earnings before income taxes	66,958
Income tax benefit	291,050
Net earnings	358,008
Net earnings attributable to noncontrolling interests	(53,084)
Net earnings attributable to IAC shareholders	$304,924

The following table presents capital expenditures by reportable segment:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Capital expenditures:
Match Group	$38,754	$30,954	$28,833
ANGI Homeservices	68,804	46,976	26,837
Vimeo	2,801	209	109
Dotdash	—	102	825
Applications	85	111	227
Emerging & Other	345	1,119	852
Corporate	25,863	6,163	17,840
Total	$136,652	$85,634	$75,523

NOTE 13—LEASES
The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, the majority of which contain escalation clauses.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Leases	Balance Sheet Classification	December 31, 2019
		(In thousands)
Assets:
Right-of-use assets	Right-of-use assets, net	$167,801

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	33,118
Long-term lease liabilities	Other long-term liabilities	190,772
Total lease liabilities		$223,890

Lease Cost	Income Statement Classification	Year Ended December 31, 2019
		(In thousands)
Fixed lease cost	Cost of revenue	$4,106
Fixed lease cost	Selling and marketing expense	10,641
Fixed lease cost	General and administrative expense	34,639
Fixed lease cost	Product development expense	1,541
Total fixed lease cost(a)		50,927
Variable lease cost	Cost of revenue	441
Variable lease cost	Selling and marketing expense	1,573
Variable lease cost	General and administrative expense	7,853
Variable lease cost	Product development expense	391
Total variable lease cost		10,258
Net lease cost		$61,185
_____________________
(a) Includes approximately $5.3 million of short-term lease cost and $2.1 million of sublease income for the year ended December 31, 2019.
Maturities of lease liabilities as of December 31, 2019 (in thousands)(b):

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31,
2020	$43,902
2021	40,567
2022	32,135
2023	28,607
2024	25,594
Thereafter	226,734
Total	397,539
Less: Interest	173,649
Present value of lease liabilities	$223,890
_____________________
(b) Lease payments exclude $37.7 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate as of December 31, 2019:

Remaining lease term	15.4 years
Discount rate	6.00%

Year Ended December 31, 2019
(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$66,408
Cash paid for amounts included in the measurement of lease liabilities	$49,117

NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has entered into certain off-balance sheet commitments that require the future purchase of services ("purchase obligations"). Future payments under noncancelable unconditional purchase obligations as of December 31, 2019 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$119,116	$81,423	$—	$—	$200,539

Purchase obligations include (i) a $150.0 million three-year cloud computing contract, of which $50.0 million was paid in 2019 and had a related prepaid asset of $40.3 million at December 31, 2019 included in "Other current assets" on the consolidated balance sheet, and two remaining minimum payments of $50.0 million each that are due in 2020 and 2021, (ii) remaining payments of $59.3 million related to a two-year cloud computing contract, which $40.9 million and $18.3 million are estimated to be paid in 2020 and 2021, respectively, (iii) remaining payments of $23.8 million related to advertising

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments to be made in 2020, and (iv) a remaining payment of $13.1 million related to the purchase of a 50% interest in a corporate aircraft that is expected to be made in 2021.
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
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division's order to the New York Court of Appeals; the plaintiffs opposed the motion, which remains pending.
On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs' agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending. Document discovery in the case is substantially complete, and deposition discovery is underway. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
An Employee Matters Agreement, which governs the respective rights, responsibilities and obligations of IAC and MTCH after the IPO with respect to a range of compensation (including stock-based compensation) and benefit issues;

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

During the years ended December 31, 2019, 2018 and 2017, 0.8 million, 3.0 million and 11.9 million shares, respectively, of MTCH common stock were issued to IAC pursuant to the employee matters agreement; 0.7 million, 2.5 million and 11.3 million, respectively, of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and settlement of MTCH tandem stock options and equity awards denominated in shares of a subsidiary of MTCH, respectively; and 0.1 million, 0.5 million and 0.6 million, respectively, of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by MTCH employees.
For the years ended December 31, 2019, 2018 and 2017, MTCH was charged $7.9 million, $7.6 million and $9.9 million, respectively, by the Company for services rendered pursuant to a services agreement. Included in these amounts are $5.8 million, $5.2 million and $5.1 million, respectively, for leasing of office space for certain of MTCH's businesses at properties owned by IAC. These amounts were paid in full by MTCH at December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019, MTCH had taxes payable of $0.2 million due to the Company pursuant to the tax sharing agreement. At December 31, 2018, there were no outstanding receivables or payables pursuant to the tax sharing agreement. Refunds made by the Company during 2018 and 2017 pursuant to this agreement were $7.0 million and $10.9 million, respectively. For the year ended December 31, 2019, there were no payments to or refunds from MTCH pursuant to the tax sharing agreement.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
A Services Agreement, under which IAC has agreed to provide a range of services to ANGI, including, among others, (i) assistance with certain legal, M&A, human resources, finance, risk management, internal audit and treasury functions, health and wellness, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations; (ii) accounting, controllership and payroll processing services; (iii) investor relations services; (iv) tax compliance services; and (v) such other services as to which IAC and ANGI may agree.

•
A Tax Sharing Agreement, which governs the respective rights, responsibilities and obligations of IAC and ANGI with respect to tax matters, including taxes attributable to ANGI, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes; and

•
An Employee Matters Agreement, which governs the respective rights, responsibilities and obligations of IAC and ANGI after the closing of the Combination with respect to a range of compensation (including stock-based compensation) and benefit issues. Pursuant to this agreement, the Compensation Committee of the IAC Board of Directors has the exclusive authority to determine the treatment of outstanding IAC equity awards in the event of a distribution of ANGI capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of ANGI Class A Common Stock, which ANGI would be obligated to assume and which would be dilutive to ANGI's stockholders.

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
For the years ended December 31, 2019 and 2018, and for the period subsequent to the Combination through December 31, 2017, 0.5 million, 0.9 million and 0.4 million shares, respectively, of ANGI Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI employees.
On October 10, 2018, IAC was issued 5.1 million shares of Class B common stock of ANGI pursuant to the post-closing adjustment provision of the Angie's List merger agreement.
For the years ended December 31, 2019 and 2018, and for the period subsequent to the Combination through December 31, 2017, ANGI was charged $4.8 million, $5.7 million and $1.7 million, respectively, by the Company for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of December 31, 2019. At December 31, 2018, the Company had a $0.1 million outstanding payable to ANGI, pursuant to the services agreement. This amount was deducted from the charges due from ANGI pursuant to the services agreement discussed above during the first quarter of 2019.
At December 31, 2019 and 2018, ANGI had taxes payable of $0.2 million and $12.1 million, respectively, due to the Company pursuant to the tax sharing agreement. During the first quarter of 2019, $11.4 million was paid to the Company pursuant to this agreement.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company subleases office space from ANGI and was charged $1.4 million of rent for the year ended December 31, 2019. There were outstanding payables of $0.9 million due to ANGI at December 31, 2019, pursuant to sublease agreements.
IAC and Expedia:
Each of IAC and Expedia has a 50% ownership interest in two aircraft that may be used by both companies. The Company and Expedia purchased an aircraft during the second quarter of 2017 to replace a previously owned aircraft, which was subsequently sold on February 13, 2018. The Company paid $17.4 million (50% of the total purchase price and refurbish costs) for its interest in the new aircraft. In addition, in 2019, the Company and Expedia entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of $72.3 million (including purchase price and related costs), with each company to bear 50% of such expected cost. The Company paid approximately $23 million in 2019 in connection with our joint entry into the purchase agreement, and the respective share of the balance is due upon delivery of the new aircraft, which is expected to occur in early 2021. Members of the aircraft flight crews are employed by an entity in which each of the Company and Expedia has a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the years ended December 31, 2019, 2018 and 2017, total payments made to this entity by the Company were not material.
NOTE 16—BENEFIT PLANS
IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan ("the Plan"), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. Prior to July 2019, IAC contributed a dollar for each dollar a participant contributed in this plan, with a maximum contribution of 3% of a participant's eligible earnings. In June 2019, the Company approved a change to its matching contribution to 100% of the first 10% of compensation, subject to IRS limits on the Company's matching contribution, that a participant contributes to the Plan. This change is being phased in beginning July 1, 2019 and will be fully implemented by all IAC subsidiaries participating in the Plan no later than January 1, 2020. Matching contributions for the Plan for the years ended December 31, 2019, 2018 and 2017 are $21.0 million, $12.9 million and $11.1 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the Plan. An investment option in the Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2019 is due primarily to the aforementioned change to the Company's matching contribution. The increase in matching contributions in 2018 is due primarily to an increase in participation in the Plan due to increases in headcount from the Combination and continued corporate growth at ANGI, MTCH, Vimeo and Dotdash.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans for the years ended December 31, 2019, 2018 and 2017 are $4.0 million, $3.4 million and $2.5 million, respectively.
NOTE 17—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2019	2018
	(In thousands)
Other current assets:
Prepaid expenses	$97,609	$55,586
Capitalized costs to obtain a contract with a customer	71,548	69,817
Capitalized downloadable search toolbar costs, net	21,985	33,365
Income taxes receivable	9,308	10,132
Other	48,917	59,353
Other current assets	$249,367	$228,253

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2019	2018
	(In thousands)
Property and equipment, net:
Buildings and leasehold improvements	$270,509	$249,026
Capitalized software and computer equipment	268,927	229,083
Furniture and other equipment	93,082	86,694
Land	11,591	11,591
Projects in progress	51,603	29,204
Property and equipment	695,712	605,598
Accumulated depreciation and amortization	(324,359)	(286,798)
Property and equipment, net	$371,353	$318,800

	December 31,
	2019	2018
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$153,705	$137,583
Accrued advertising expense	91,470	105,520
Other	256,828	191,783
Accrued expenses and other current liabilities	$502,003	$434,886

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Other income (expense), net	$66,741	$305,746	$(16,213)

Other income, net in 2019 includes: $55.0 million of interest income; a $20.5 million gain related to the sale of our investment in Pinterest; $14.5 million in net upward adjustments related to investments in equity securities without readily determinable fair values; a unrealized reduction of $9.1 million in the estimated fair value of a warrant; a realized loss of $8.2 million related to the sale of Vimeo's hardware business in the first quarter of 2019; and a $1.7 million mark-to-market charge pertaining to a subsidiary denominated equity instrument.
Other income, net in 2018 includes: $26.8 million realized gain on the sale of certain Pinterest shares held by the Company and a $128.8 million unrealized gain to adjust our remaining interest in Pinterest to fair value in accordance with ASU No. 2016-01, which was adopted effective January 1, 2018; $120.6 million in gains related to the sales of Dictionary.com, Electus, Felix and CityGrid; $30.4 million of interest income; and $5.3 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the British Pound ("GBP") during the year ended December 31, 2019.
Other expense, net in 2017 includes: $16.8 million in net foreign currency exchange losses due primarily to the weakening of the U.S. dollar relative to the GBP; $15.4 million expense related to the extinguishment of the 6.75% MTCH Senior Notes and repricing of the MTCH Term Loan; $13.0 million mark-to-market charge principally pertaining to a subsidiary denominated equity award held by a non-employee; $12.2 million in other-than-temporary impairment charges related to certain investments; $1.2 million expense related to the write-off of deferred financing costs associated with the repayment of the 4.875% Senior Notes; $34.9 million in realized gains related to the sales of certain investments; and $11.4 million of interest income.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$3,139,295	$2,131,632	$1,630,809	$1,329,187
Restricted cash included in other current assets	654	1,633	2,873	20,464
Restricted cash included in other assets	409	420	—	10,548
Total cash and cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$3,140,358	$2,133,685	$1,633,682	$1,360,199

Restricted cash at December 31, 2019 primarily consists of a deposit related to corporate credit cards.
Restricted cash at December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Restricted cash at December 31, 2017 primarily supports a letter of credit to a supplier, which was released to the Company in the second quarter of 2018.
Restricted cash at December 31, 2016 primarily included funds held in escrow for the redemption and repurchase of IAC Senior Notes and the MyHammer tender offer. In the first quarter of 2018, the Senior Notes were redeemed and repurchased and the funds held in escrow for the MyHammer tender offer were returned to the Company.
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded an acquisition-related contingent consideration liability of $25.5 million during the year ended December 31, 2018, in connection with an acquisition. There were no acquisition-related contingent consideration liabilities recorded for the years ended December 31, 2019 and 2017. See "Note 6—Financial Instruments and Fair Value Measurements" for additional information on contingent consideration arrangements.
On October 19, 2018, ANGI issued 8.6 million shares of its Class A common stock valued at $165.8 million in connection with the acquisition of Handy.
On September 29, 2017, ANGI issued 61.3 million shares of its Class A common stock valued at $763.7 million in connection with the Combination.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash paid (received) during the year for:
Interest	$96,730	$90,485	$92,461
Income tax payments	39,515	45,154	35,598
Income tax refunds	(5,436)	(33,698)	(42,025)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31 (a)	Quarter Ended June 30 (a)	Quarter Ended September 30 (a)	Quarter Ended December 31(a)
	(In thousands, except per share data)
Year Ended December 31, 2019
Revenue	$1,105,843	$1,186,658	$1,246,874	$1,217,680
Cost of revenue	260,071	276,389	296,385	294,575
Operating income	79,873	154,310	185,852	161,298
Net earnings	112,985	146,791	159,772	124,272
Net earnings attributable to IAC shareholders	88,695	113,467	128,544	100,425
Per share information attributable to IAC shareholders:
Basic earnings per share(f)	$1.06	$1.35	$1.52	$1.19
Diluted earnings per share(f)	$0.91	$1.19	$1.35	$1.05

	Quarter Ended March 31(b)	Quarter Ended June 30(c)	Quarter Ended September 30(d)	Quarter Ended December 31(e)
	(In thousands, except per share data)
Year Ended December 31, 2018
Revenue	$995,075	$1,059,122	$1,104,592	$1,104,103
Cost of revenue	201,962	218,224	237,238	253,722
Operating income	89,950	168,437	172,832	133,920
Net earnings	87,839	280,854	171,577	217,477
Net earnings attributable to IAC shareholders	71,082	218,353	145,774	191,752
Per share information attributable to IAC shareholders:
Basic earnings per share(f)	$0.86	$2.61	$1.75	$2.29
Diluted earnings per share(f)	$0.71	$2.32	$1.49	$2.04
_______________________________________________________________________________

(a)
The first, second, third and fourth quarters of 2019 include after-tax stock-based compensation expense of $2.2 million, $1.9 million, $1.7 million, and $1.7 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination.

(b)
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

(c)	The second quarter of 2018 includes:

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

(d)
The third quarter of 2018 includes after-tax stock-based compensation expense of $12.3 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination.

(e)	The fourth quarter of 2018 includes:

i.
after-tax stock-based compensation expense of $14.4 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ii.	combined after-tax gains of $92.5 million related to the sales of Dictionary.com, Electus, Felix and CityGrid.

iii.	after-tax impairment charges related to indefinite-lived intangible assets of $21.3 million.

(f)	Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.

NOTE 19—SUBSEQUENT EVENTS
On January 31, 2020, the Company received 1.4 million shares of Match Group common stock in exchange for the contribution of certain real estate to Match Group.

On February 11, 2020, the Company completed the acquisition of Care.com, a leading global platform for finding and managing family care, for approximately $500 million, net of cash acquired. Care.com will be reflected in the consolidated financial statements of the Company from the date of its acquisition.

On February 11, 2020, MTCH completed a private offering of $500 million aggregate principal amount of 4.125% Senior Notes due August 1, 2030. The net proceeds from the offering, in the event the Separation is consummated, will be used to fund the cash consideration of $3.00 per MTCH common share that will be payable in connection with the Separation. If the Separation is not consummated, the net proceeds will be used by MTCH for general corporate purposes.

On February 13, 2020, the $500 million MTCH Credit Facility was amended to, among other things, increase the available borrowing capacity to $750 million, reduce the interest rate to LIBOR plus 1.375%, and extend its maturity to February 13, 2025. Additionally, the $425 million MTCH Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity to February 13, 2027.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2019, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC/InterActiveCorp
Opinion on Internal Control Over Financial Reporting
We have audited IAC/InterActiveCorp and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IAC/InterActiveCorp and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
February 27, 2020

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive joint proxy statement/prospectus on Form S-4 filed by IAC and IAC Holdings, INc. to be used in connection with IAC's 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning IAC Executive Officers Who Are Not Directors," and "Delinquent 16(a) Reports," respectively, in the 2020 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to IAC's Code of Ethics is set forth under the caption "Part I-Item 1-Business-Description of IAC Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2020 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation," "Director Compensation" and "Pay Ratio Disclosure" in the 2020 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2020 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2020 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2020 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2019 and 2018.
Consolidated Statement of Operations for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.
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
2.2	Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp, Match Group, Inc., IAC Holdings, Inc. and Valentine Merger Sub Inc.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on December 20, 2019.
2.3	Agreement and Plan or Merger by and among IAC/InterActiveCorp, Buzz Merger Sub Inc. and Care.com, Inc., dated December 20, 2019.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on December 23, 2019.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp (dated as of August 20, 2008).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
3.4	Certificate of Designations of Series C Cumulative Preferred Stock.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.5	Certificate of Designations of Series D Cumulative Preferred Stock.	Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018.
4.1	Description of Securities(1).
4.2	Indenture for 0.875% Senior Exchangeable Notes due 2022, dated as of October 2, 2017, among IAC FinanceCo, Inc., IAC/InterActiveCorp and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on October 6, 2017.
4.3	Indenture for 0.875% Senior Exchangeable Notes due 2026, dated as of May 28, 2019, among IAC FinanceCo 2, Inc., IAC/InterActiveCorp and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 28, 2019.
4.4	Indenture for 2.00% Senior Exchangeable Notes due 2030, dated as of May 28, 2019, among IAC FinanceCo 3, Inc., IAC/InterActiveCorp and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on May 28, 2019.
4.5	Indenture for 6.375% Senior Notes, dated June 1, 2016, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to Match Group, Inc.’s Current Report on Form 8-K, filed on June 2, 2016.
4.6	Indenture for 5.00% Senior Notes, dated as of December 4, 2017, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on December 4, 2017.
4.7	Indenture for 5.625% Senior Notes, dated as of February 15, 2019, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1to the Registrant's Current Report on Form 8-K, filed on February 15, 2019.

4.8	Registration Rights Agreement, dated as of October 2, 2017, among IAC/InterActiveCorp, IAC FinanceCo, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 6, 2017.
4.9	Registration Rights Agreement, dated as of May 28, 2019, among IAC/InterActiveCorp, IAC FinanceCo 2, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 28, 2019.
4.10	Registration Rights Agreement, dated as of May 28, 2019, among IAC/InterActiveCorp, IAC FinanceCo 3, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on May 28, 2019.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among the Registrant, Liberty Media Corporation and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among the Registrant, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between the Registrant and Barry Diller.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.4	IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(2)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 29, 2018.
10.5	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(2)	Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
10.6	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(2)	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
10.7	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.8	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.9	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.10	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
10.11	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.12	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
10.13	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(2)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.14	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.15	Summary of Non-Employee Director Compensation Arrangements.(2)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.16	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.17	Equity and Bonus Compensation Arrangement, dated as of August 24, 1995, between Barry Diller and the Registrant.(2)	Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.18	Employment Agreement between Joseph Levin and the Registrant, dated as of November 21, 2017.(2)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 22, 2017.
10.19	Second Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of March 15, 2012.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.20	Employment Agreement between Glenn H. Schiffman and the Registrant, dated as of April 7, 2016.(2)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016.
10.21	Employment Agreement between Mark Stein and the Registrant, dated as of June 28, 2018.(2)	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on June 29, 2018.
10.22	Employment Agreement between Gregg Winiarski and the Registrant, dated as of February 26, 2010.(2)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.23	Google Services Agreement, dated as of October 26, 2015, between the Registrant and Google Inc.(3)	Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10.24	Amendment No. 3 to Google Services Agreement, dated as of February 11, 2019 (with an effective date of April 1, 2020), between the Registrant and Google LLC.(3)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.
10.25
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
10.27
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
10.28
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
10.29
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
10.30
Amended and Restated Credit Agreement, dated as of November 5, 2018, by and among ANGI Homeservices Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on November 9, 2018.

10.31	Master Transaction Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc..	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.32	Employee Matters Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.33	Amendment No.1 to Employee Matters Agreement, dated as of April 13, 2016, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 99.2 to the Schedule 13D related to Match Group, Inc. filed by the Registrant on April 14, 2016.
10.34	Investor Rights Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.35	Tax Sharing Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.36	Services Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.37	Contribution Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.38	Employee Matters Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.39	Investor Rights Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.40	Tax Sharing Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.41	Services Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
21.1	Subsidiaries of the Registrant as of December 31, 2019.(1)
23.1	Consent of Ernst & Young LLP.(1)
31.1
Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	XBRL Taxonomy Extension Presentation(1)
104.00	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________________________________________________________________

(1)	Filed herewith.

(2)	Reflects management contracts and management and director compensatory plans.

(3)	Certain portions of this document have been omitted pursuant to a confidential treatment request.

(4)	Furnished herewith.

Item 16.    Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2020	IAC/INTERACTIVECORP
	By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2020:

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
Richard F. Zannino

Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2019
Allowance for doubtful accounts and revenue reserves	$18,860	$65,803	(a)	$238		$(60,175)	(b)	$24,726
Deferred tax valuation allowance	115,853	15,404	(c)	(1,637)	(d)	—		129,620
Other reserves	7,734							7,961
2018
Allowance for doubtful accounts and revenue reserves	$11,489	$48,445	(a)	$(573)		$(40,501)	(b)	$18,860
Deferred tax valuation allowance	132,598	(20,746)	(e)	4,001	(f)	—		115,853
Other reserves	2,544							7,734
2017
Allowance for doubtful accounts and revenue reserves	$16,405	$28,930	(a)	$(1,006)		$(32,840)	(b)	$11,489
Sales returns accrual	80	—		(80)		—		—
Deferred tax valuation allowance	88,170	38,144	(g)	6,284	(h)	—		132,598
Other reserves	2,822							2,544
_________________________________________________________

(a)	Additions to the allowance for doubtful accounts are charged to expense.

(b)	Write-off of fully reserved accounts receivable.

(c)	Amount is primarily related to an increase in foreign NOLs partially offset by a net decrease in unbenefited capital losses.

(d)	Amount is primarily related to currency translation adjustments on foreign NOLs.

(e)
Amount is primarily related to a decrease in foreign tax credits subject to a valuation allowance and the realization of previously unbenefited capital losses, partially offset by an increase in state NOLs and foreign interest deduction carryforwards.

(f)	Amount is primarily related to acquired federal and state NOLs, partially offset by currency translation adjustments on foreign NOLs.

(g)	Amount is due primarily to the establishment of foreign NOLs related to an acquisition.

(h)	Amount is primarily related to acquired state NOLs, acquired foreign tax credits and currency translation adjustments on foreign NOLs.