Form 10-K/A
period 2019-12-31
IAC/INTERACTIVECORP
filed 2020-04-29
CIK 891103

As filed with the Securities and Exchange Commission on April 29, 2020

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

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

IAC/InterActiveCorp (the “Registrant” or “IAC”) hereby amends Part III contained in its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A to the Original Form 10-K (“Amendment No. 1”) is being filed to update the Original Form 10-K to include information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K concerning the Registrant’s directors and executive officers, executive compensation, beneficial ownership of the Registrant’s securities, certain relationships and related transactions and principal accounting fees and services (among other information), which was preciously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.

In addition, pursuant to applicable SEC rules, Item 15 of Part IV has been amended to include contemporaneously dated certifications of the Registrant’s principal executive officers and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”), which are filed as Exhibits 31.4, 31.5 and 31.6 hereto. Because this Amendment No. 1 does not contain any financial statements or other financial information, nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K: (i) paragraphs 3, 4 and 5 of the 302 Certifications have been omitted and (ii) no certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits hereto.

This Amendment No. 1 only reflects the changes discussed above. No other information included in the Original Form 10-K has been amended by this Amendment No. 1, whether to reflect any information or events subsequent to the filing of the Original Form 10-K or otherwise. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the Registrant’s filings with the SEC subsequent to the Original Form 10-K and this Amendment No. 1.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

CERTAIN INFORMATION CONCERNING DIRECTORS

IAC’s Board of Directors currently consists of eleven directors. Background information about each director is set forth below, including information regarding the specific experiences, characteristics, attributes and skills considered in connection with determining that each director should serve on the board.

Chelsea Clinton, age 40, has been a director of IAC since September 2011. Since March 2013, Ms. Clinton has served as Vice Chair of the Clinton Foundation, where her work emphasizes improving global and domestic health, creating service opportunities and empowering the next generation of leaders. Ms. Clinton also currently teaches at Columbia University’s Mailman School of Public Health. Ms. Clinton has served as a member of the board of directors of the Clinton Health Access Initiative since September 2011 and previously served as a member of the board of directors of the Clinton Foundation from September 2011 to February 2013. From March 2010 through May 2013, Ms. Clinton served as an Assistant Vice Provost at New York University, where she focused on interfaith initiatives and the university’s global expansion program. From November 2011 to August 2014, Ms. Clinton also worked as a special correspondent for NBC News. Prior to these efforts, Ms. Clinton worked as an associate at McKinsey & Company, a consulting firm, from August 2003 to October 2006, and as an associate at Avenue Capital Group, an investment firm, from October 2006 to November 2009. Ms. Clinton has served as a member of the boards of directors of Expedia Group, Inc. (formerly Expedia, Inc.) since March 2017 and Nurx, a telemedicine start-up company, since June 2018. In addition to her for-profit affiliations, Ms. Clinton currently serves on the boards of directors of The School of American Ballet, the Africa Center, the Weill Cornell Medical College, Clover Health and Columbia University’s Mailman School of Public Health, and as Co-Chair of the Advisory Board of the Of Many Institute at New York University. In determining that Ms. Clinton should serve as a director, the IAC board of directors considered her broad public policy experience and keen intellectual acumen, which together the IAC board of directors believes continue to bring a fresh and youthful perspective to IAC’s businesses and initiatives.

Barry Diller, age 78, has been a director and Chairman and Senior Executive of IAC since December 2010. Mr. Diller previously served as a director and Chairman and Chief Executive Officer of IAC (and its predecessors) from August 1995 to November 2010. Mr. Diller also serves as Chairman and Senior Executive of Expedia Group, Inc., which position he has held since August 2005, and has, along with Expedia Group’s Vice Chairman, overseen the company’s executive leadership team, managing day-to-day operations, since the departure of Expedia Group’s former Chief Executive Officer in December 2019. Prior to joining IAC, Mr. Diller was Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., Mr. Diller served for ten years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller served as Chairman (in a non-executive capacity) of the board of directors of Live Nation Entertainment, Inc. (and its predecessor companies, Ticketmaster Entertainment and Ticketmaster) (‘‘Live Nation’’)) from August 2008 to October 2010, and continued to serve as a member of the board of directors of Live Nation through January 2011. Mr. Diller also served as Chairman and Senior Executive of TripAdvisor, Inc., an online travel company (‘‘TripAdvisor’’), from December 2011 to December 2012, served as a member of the board of directors of TripAdvisor from December 2011 through April 2013 and served as a special advisor to the Chief Executive Officer of TripAdvisor from April 2013 to March 2017. Mr. Diller is also currently a member of the board of directors of The Coca-Cola Company and served as a member of the board of directors of Graham Holdings Company (formerly The Washington Post Company) during the past five years. In addition to his for-profit affiliations, Mr. Diller is a member of The Business Council and serves on the Dean’s Council of The New York University Tisch School of the Arts, the Board of Councilors for the School of Cinema-Television at the University of Southern California and the Advisory Board of the Peter G. Peterson Foundation, among other not-for-profit affiliations. The IAC board of directors determined that Mr. Diller should serve as a director because he has been Chairman and Senior Executive since 2010 and prior to that time, served as Chairman and Chief Executive Officer of IAC since 1995, and as a result, possesses a great depth of knowledge and experience regarding IAC and its businesses. In addition, the IAC board of directors noted Mr. Diller’s ability to exercise influence (subject to IAC’s organizational documents and Delaware law) over the outcome of matters involving IAC that require stockholder approval given the fact that he and certain members of his family collectively have sole voting and/or investment power over all shares of IAC Class B common stock outstanding, which shares represent a significant percentage of the voting power of IAC capital stock.

Michael D. Eisner, age 78, has been a director of IAC since March 2011. Mr. Eisner has served as Chairman of The Tornante Company, LLC, a privately held company that invests in, acquires, incubates and operates media and entertainment companies (‘‘Tornante’’), since 2005. Mr. Eisner currently serves as Chairman of the board of directors of the Portsmouth Community Football Club Limited, a League One English football club, which Tornante acquired in August 2017. Mr. Eisner also previously served as Chairman of two Tornante portfolio companies, The Topps Company, a leading creator and marketer of sports cards, distinctive confectionery and other entertainment products (from October 2007 to April 2013), and Vuguru, a studio focusing on the production of groundbreaking programming for the internet and other digital platforms (from October 2009 to December 2014, when Tornante acquired that portion of Vuguru that it did not already own). Prior to founding Tornante, Mr. Eisner served as Chairman and Chief Executive Officer of The Walt Disney Company from 1984. In addition to his for-profit affiliations, Mr. Eisner serves on the boards of directors of Denison University, The Aspen Institute, the Yale School of Architecture Dean’s Council and The Eisner Foundation. In determining that Mr. Eisner should serve as a director, the IAC board of directors considered his experience with Tornante, which the IAC board of directors believes gives him particular insight into investments in, and the development and operation of, media and entertainment companies that focus on programming and content for emerging platforms. The IAC board of directors also considered Mr. Eisner’s experience as the Chairman and Chief Executive Officer of The Walt Disney Company, which the IAC board of directors believes gives him particular insight into business strategy and leadership, marketing and consumer branding, as well as a high level of financial literacy and insight into the media and entertainment industries.

Bonnie S. Hammer, age 69, has been a director of IAC since September 2014. Since October 2019, Ms. Hammer has served as Chairman of NBCUniversal Content Studios, in which capacity she oversees the company’s television studios (Universal Television, Universal Content Productions and NBCUniversal International Studios). Prior to assuming this role, Ms. Hammer served as Chairman of NBCUniversal Direct to Consumer and Digital Enterprises from January 2019 to October 2019, where she led the development of NBCUniversal’s soon-to-be launched streaming service, Peacock. Prior to this role, Ms. Hammer served as Chairman of NBCUniversal Cable Entertainment from February 2013 to January 2019. In this capacity, Ms. Hammer had executive oversight over a number of leading cable brands (the USA, Syfy, E! Entertainment, Bravo, Oxygen and Universal Kids networks), as well as Universal Cable Productions, which creates original scripted content for cable, broadcast and streaming platforms, and Wilshire Studios, which produces original reality programming. Prior to her tenure as Chairman of NBCUniversal Cable Entertainment, Ms. Hammer served as Chairman of NBCUniversal Cable Entertainment and Cable Studios from November 2010. In this capacity, Ms. Hammer had executive oversight over certain leading cable brands (the USA, Syfy, E! Entertainment, Chiller, Cloo and Universal HD networks), as well as Universal Cable Productions and Wilshire Studios. Prior to joining NBCUniversal in May 2004, Ms. Hammer served as President of Syfy from 2001 to 2004 and held other senior executive positions at Syfy and USA Network from 1989 to 2000. Before that time, she was an original programming executive at Lifetime Television Network from 1987 to 1989. Ms. Hammer has served as a member of the board of directors of eBay, Inc. since January 2015. In addition to her for-profit affiliations, Ms. Hammer currently sits on the Board of Governors for the Motion Picture & Television Fund (MPTF) Foundation and serves on the strategic planning committee for Boston University’s College of Communication, her alma mater, and from which Ms. Hammer received an honorary doctorate degree in 2017. In determining that Ms. Hammer should serve as a director, the IAC board of directors considered her experience as the Chairman of both NBCUniversal Content Studios and NBCUniversal Direct to Consumer and Digital Enterprises, as well as her prior roles with NBCUniversal Cable Entertainment, NBCUniversal Media, LLC, USA Network and Lifetime Television Network, which the IAC board of directors believes give her particular insight into business strategy and leadership, as well as a high level of financial literacy and a seasoned insight into the media and entertainment industries, particularly pay television network programming and production and multiplatform branding.

Victor A. Kaufman, age 76, has been a director of IAC (and its predecessors) since December 1996 and has been Vice Chairman of IAC (and its predecessors) since October 1999. Mr. Kaufman also served as Vice Chairman of Expedia Group, Inc. from August 2005 to June 2018 and as a member of its board of directors from August 2005 to March 2020. Previously, Mr. Kaufman served in IAC’s Office of the Chairman from January 1997 to November 1997 and as IAC’s Chief Financial Officer from November 1997 to October 1999. Prior to joining the Company, Mr. Kaufman served as Chairman and Chief Executive Officer of Savoy Pictures Entertainment, Inc. from March 1992 and as a director of Savoy from February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. and served in such capacities from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star’s successor company, Columbia Pictures Entertainment, Inc. He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star. Mr. Kaufman also served as Vice Chairman of the board of directors of Live Nation from August 2008 through January 2010, and continued to serve as a member of the board of directors of Live Nation from January 2010 through December 2010. In addition, Mr. Kaufman served as a member of the board of directors of TripAdvisor from December 2011 to February 2013. In determining that Mr. Kaufman should serve as a director, the IAC board of directors considered the unique knowledge and experience regarding IAC and its businesses that he has gained through his involvement with IAC in various roles since 1996, as well as his high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

Joseph Levin, age 40, has been a director and Chief Executive Officer of IAC since June 2015. Prior to his appointment as Chief Executive Officer of IAC, Mr. Levin served as Chief Executive Officer of IAC Search & Applications, overseeing the desktop software, mobile applications and media properties that comprised IAC’s former Search & Applications segment, from January 2012. From November 2009 to January 2012, Mr. Levin served as Chief Executive Officer of Mindspark Interactive Network, an IAC subsidiary, and previously served in various capacities at IAC in strategic planning, mergers and acquisitions and finance since joining IAC in 2003. Mr. Levin has served on the boards of directors of Match Group, Inc. and ANGI Homeservices Inc. since October 2015, and September 2017, respectively, and currently serves as Chairman of the boards of Match Group, Inc. and ANGI Homeservices Inc. Mr. Levin previously served on the boards of directors of LendingTree, Inc. (from August 2008 through November 2014), The Active Network (beginning prior to its 2011 initial public offering through its sale in December 2013) and Groupon, Inc. (from March 2017 to July 2019). In addition to his for-profit affiliations, Mr. Levin serves on the Undergraduate Executive Board of Wharton School. In determining that Mr. Levin should serve as a director, the IAC board of directors considered the unique knowledge and experience regarding IAC and its businesses that he has gained through his various roles with IAC since 2003, most recently his role as Chief Executive Officer of IAC, as well as his high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

Bryan Lourd, age 59, has been a director of IAC since April 2005. Mr. Lourd has served as a partner and Managing Director of Creative Artists Agency (‘‘CAA’’) since October 1995. CAA is among the world’s leading entertainment agencies and is based in Los Angeles, California, with offices in Nashville, New York, London and Beijing, among other locations. He is a graduate of the University of Southern California. In determining that Mr. Lourd should serve as a director, the IAC board of directors considered his extensive experience as a principal of CAA, which the IAC board of directors believes gives him particular insight into business strategy and leadership, as well as unique and specialized experience regarding the entertainment industry and marketing.

David Rosenblatt, age 52, has been a director of IAC since December 2008. Mr. Rosenblatt currently serves as the Chief Executive Officer of 1stdibs.com, Inc., an online marketplace for design, including furniture, art, jewelry and fashion. Mr. Rosenblatt previously served as President, Global Display Advertising, of Google, Inc. from October 2008 through May 2009. Mr. Rosenblatt joined Google in March 2008 in connection with Google’s acquisition of DoubleClick, Inc., a provider of digital marketing technology and services. Mr. Rosenblatt joined DoubleClick in 1997 as part of its initial management team and held several executive positions during his tenure, including Chief Executive Officer of DoubleClick from July 2005 through March 2008 and President of DoubleClick from 2000 through July 2005. Mr. Rosenblatt also serves as a member of the boards of directors of Twitter (since January 2011) and Farfetch UK Limited, the world’s largest digital marketplace for luxury fashion (since July 2017). In determining that Mr. Rosenblatt should serve as a director, the IAC board of directors considered his extensive and unique experience in the online advertising and digital marketing technology and services industries, as well as his management experience with DoubleClick, Google and 1stdibs.com, Inc., which the IAC board of directors believes give him particular insight into business strategy and leadership, as well as a deep understanding of the internet industry.

Alan G. Spoon, age 68, has been a director of IAC (and its predecessors) since February 2003. Mr. Spoon served as General Partner and Partner Emeritus of Polaris Partners from 2011 to 2018. He previously served as Managing General Partner of Polaris Partners from 2000 to 2010. Polaris Partners is a private investment firm that provides venture capital and management assistance to development stage information technology and life sciences companies. Mr. Spoon was Chief Operating Officer and a director of The Washington Post Company (now known as Graham Holdings Company) from March 1991 through May 2000 and served as President from September 1993 through May 2000. Prior to his service in these roles, he held a wide variety of positions at The Washington Post Company, including President of Newsweek from September 1989 to May 1991. Mr. Spoon has served as a member of the board of directors of Danaher Corporation since July 1999, CableOne since July 2015 and Match Group, Inc. since November 2015 and as Chairman of the board of directors of Fortive Corporation since July 2016. In his not-for-profit affiliations, Mr. Spoon was a member of the Board of Regents at the Smithsonian Institution (formerly Vice Chairman) and is now a member of the MIT Corporation (and its Executive Committee). He also serves as a member of the board of directors of edX, a not-for-profit online education platform sponsored by Harvard and the MIT Corporation. In determining that Mr. Spoon should serve as a director, the IAC board of directors considered his extensive private and public company board experience and public company management experience, all of which the IAC board of directors believes give him particular insight into business strategy, leadership and marketing in the media industry. The Board also considered Mr. Spoon’s private equity experience and engagement with the MIT Corporation, which the IAC board of directors believes gives him particular insight into trends in the internet and technology industries, as well as into acquisition strategy and financing.

Alexander von Furstenberg, age 50, has been a director of IAC since December 2008. Mr. von Furstenberg currently serves as Chief Investment Officer of Ranger Global Advisors, LLC, a family office focused on value-based investing (‘‘Ranger’’), which he founded in June 2011. Prior to founding Ranger, Mr. von Furstenberg founded Arrow Capital Management, LLC, a private investment firm focused on global public equities, where he served as Co-Managing Member and Chief Investment Officer from 2003 to 2011. Mr. von Furstenberg has served as a member of the board of directors of Expedia Group, Inc. since December 2015 and La Scogliera, an Italian financial holding company and bank, since December 2016. Mr. von Furstenberg previously served on the board of directors of Liberty Expedia Holdings, Inc. from November 2016 to July 2019, when the company was acquired by Expedia Group. Since 2001, he has acted as Chief Investment Officer of Arrow Finance, LLC (formerly known as Arrow Investments, Inc.), the private investment office that serves his family. Mr. von Furstenberg also serves as a partner and Co-Chairman of Diane von Furstenberg Studio, LLC. In addition to his for-profit affiliations, Mr. Von Furstenberg serves as a director of The Diller-von Furstenberg Family Foundation and as a member of the board of directors of Friends of the High Line. In determining that Mr. von Furstenberg should serve as a director, the IAC board of directors considered his private investment and public board experience, which the IAC board of directors believes give him particular insight into capital markets and investment strategy, as well as a high level of financial literacy. Mr. von Furstenberg is Mr. Diller’s stepson.

Richard F. Zannino, age 61, has been a director of IAC since June 2009. Since July 2009, Mr. Zannino has been a Managing Director at CCMP Capital Advisors, LLC, a private equity firm, where he also serves as a member of the firm’s Investment Committee and as co-head of the firm’s consumer sector. Mr. Zannino has served as a member of the boards of directors of The Estée Lauder Companies, Inc. since January 2010 and Ollie’s Bargain Outlet since July 2015 and served as a member of the boards of directors of Francesca’s Collections and Jamieson Wellness during the past five years. Mr. Zannino previously served as Chief Executive Officer and a member of the board of directors of Dow Jones & Company from February 2006 to December 2007, when Mr. Zannino resigned from these positions upon the acquisition of Dow Jones by News Corp. Prior to this time, Mr. Zannino served as Chief Operating Officer of Dow Jones from July 2002 to February 2006 and as Executive Vice President and Chief Financial Officer of Dow Jones from February 2001 to June 2002. Prior to his tenure at Dow Jones, Mr. Zannino served in a number of executive capacities at Liz Claiborne from 1998 to January 2001, and prior to that time served as Executive Vice President and Chief Financial Officer of General Signal and in a number of executive capacities at Saks Fifth Avenue. In addition to his for-profit affiliations, Mr. Zannino currently serves as Vice Chairman of the Board of Trustees of Pace University. In determining that Mr. Zannino should serve as a director, the IAC board of directors considered his extensive public company management experience, which the IAC board of directors believes gives him particular insight into business strategy, leadership and marketing, as well as a high level of financial literacy. The IAC board of directors also considered Mr. Zannino’s private equity experience, which the IAC board of directors believes gives him particular insight into acquisition and investment strategy and financing.

CERTAIN INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Background information about IAC’s current executive officers who are not directors is set forth below. For background information about IAC’s Chairman and Senior Executive, Barry Diller, Chief Executive Officer, Joseph Levin, and Vice Chairman, Victor A. Kaufman, see the discussion under Certain Information Concerning Directors.

Glenn H. Schiffman, age 50, has served as Executive Vice President and Chief Financial Officer of IAC since April 2016 and served as Chief Financial Officer of ANGI Homeservices Inc. from September 2017 to March 2019. Prior to joining IAC, Mr. Schiffman served as Senior Managing Director at Guggenheim Securities, the investment banking and capital markets business of Guggenheim Partners, from March 2013. Prior to his tenure at Guggenheim Securities, Mr. Schiffman was a partner at The Raine Group, a merchant bank focused on advising and investing in the technology, media and telecommunications industries, from September 2011 to March 2013. Prior to joining The Raine Group, Mr. Schiffman served as Co-Head of the Global Media group at Lehman Brothers from 2005 to 2007 and Head of Investment Banking Asia-Pacific at Lehman Brothers (and subsequently Nomura) from April 2007 to January 2010, as well as Head of Investment Banking, Americas from January 2010 to April 2011 for Nomura. Mr. Schiffman’s roles at Nomura followed Nomura’s acquisition of Lehman’s Asia business in 2008. In his not-for-profit affiliations, Mr. Schiffman is a member of the National Committee on United States-China Relations and serves as a Member of the Board of Visitors for the Duke University School of Medicine. Mr. Schiffman has served on the boards of directors of Match Group, Inc. and ANGI Homeservices Inc. since September 2016 and June 2017, respectively.

Mark Stein, age 52, has served as Executive Vice President and Chief Strategy Officer of IAC since January 2016 and prior to that time, served as Senior Vice President and Chief Strategy Officer of IAC from September 2015. Mr. Stein previously served as both Senior Vice President of Corporate Development at IAC (from January 2008) and Chief Strategy Officer of IAC Search & Applications, the desktop software, mobile applications and media properties that comprised IAC’s former Search & Applications segment (from November 2012). Prior to his service in these roles, Mr. Stein served in several other capacities for IAC and its businesses, including as Chief Strategy Officer of Mindspark Interactive Network from 2009 to 2012, and prior to that time as Executive Vice President of Corporate and Business Development of IAC Search & Media. Mr. Stein has served on the boards of directors of Match Group, Inc. and ANGI Homeservices Inc. since November 2015 and September 2017, respectively.

Gregg Winiarski, age 49, has served as Executive Vice President, General Counsel and Secretary of IAC since February 2014 and previously served as Senior Vice President, General Counsel and Secretary of IAC from February 2009 to February 2014. Mr. Winiarski previously served as Associate General Counsel of IAC from February 2005, during which time he had primary responsibility for all legal aspects of IAC’s mergers and acquisitions and other transactional work. Prior to joining IAC in February 2005, Mr. Winiarski was an associate with Skadden, Arps, Slate, Meagher & Flom LLP, a global law firm, from 1997 to February 2005. Prior to joining Skadden, Mr. Winiarski was a certified public accountant with Ernst & Young in New York. Mr. Winiarski has served on the boards of directors of Match Group, Inc. and ANGI Homeservices Inc. since October 2015 and June 2017, respectively.

Code of Ethics

Information regarding IAC’s Code of Ethics is set forth under the caption “Part I-Item 1-Business-Additional Information-Code of Ethics” of the Original Form 10-K and is incorporated herein by reference.

BOARD AND BOARD COMMITTEES

Board of Directors. The IAC board of directors met four times and acted by written consent four times during 2019. All then incumbent directors attended at least 75% of the meetings of the IAC board of directors and the board committees on which they served during 2019. Directors are not required to attend annual meetings of IAC stockholders. Two members of the IAC board of directors attended IAC’s 2019 annual meeting of stockholders.

The IAC board of directors currently has four standing committees: the Audit Committee, the Compensation and Human Resources Committee, the Nominating Committee and the Executive Committee.

Committees of the Board of Directors. The following table sets forth the members of each committee of the IAC board of directors and the number of meetings held by each such committee, and times that each such committee took action by written consent, during 2019. Unless otherwise indicated, each committee member identified below served in the capacities set forth in the table for all of 2019.

Compensation
and Human
	Audit	Resources	Nominating	Executive
Name	Committee	Committee	Committee(1)	Committee(2)
Chelsea Clinton(3)	—	—	—	—
Barry Diller	—	—	—	X
Michael D. Eisner(1)(2)(3)	—	—	X	X
Bonnie S. Hammer(1)(3)	—	Chair	X	—
Victor A. Kaufman	—	—	—	X
Joseph Levin	—	—	—	—
Bryan Lourd(3)	X	—	—	—
David Rosenblatt(3)	—	X	—	—
Alan G. Spoon(3)	Chair	—	—	—
Alexander von Furstenberg	—	—	—	—
Richard F. Zannino(3)	X	—	—	—
Number of Meetings	9	1	0	0
Number of Written Consents	0	8	1	4

(1)   From January through October 2019, the membership of the Nominating Committee consisted of one former director, Edgar Bronfman, Jr., and Mr. Eisner. Ms. Hammer succeeded Mr. Bronfman following his resignation from the board, after which the membership of the Nominating Committee consisted (and currently consists) of Mr. Eisner and Ms. Hammer.

(2)   From January through October 2019, the membership of the Executive Committee consisted of one former director, Edgar Bronfman, Jr., and Messrs. Diller and Kaufman. Mr. Eisner succeeded Mr. Bronfman following his resignation from the board, after which the membership of the Executive Committee consisted (and currently consists) of Messrs. Diller, Eisner and Kaufman.

(3)   Independent director.

Audit Committee. The Audit Committee of the IAC board of directors functions pursuant to a written charter adopted by the board, the most recent version of which is included as Exhibit 99.1 to this report . The Audit Committee is appointed by the IAC board of directors to assist the board with a variety of matters described in the charter, which include monitoring (i) the integrity of IAC’s financial statements, (ii) the effectiveness of IAC’s internal control over financial reporting, (iii) the qualifications and independence of IAC’s independent registered public accounting firm, (iv) the performance of IAC’s internal audit function and independent registered public accounting firm, (v) IAC’s risk assessment and risk management policies as they relate to financial and other risk exposures and (vi) the compliance by IAC with legal and regulatory requirements. In fulfilling its purpose, the Audit Committee maintains free and open communication among its members, IACs independent registered public accounting firm, IAC’s internal audit function and IAC management.

The IAC board of directors has previously concluded that Mr. Spoon is an ‘‘audit committee financial expert,’’ as such term is defined in applicable SEC rules and the Marketplace Rules.

Compensation and Human Resources Committee. The Compensation and Human Resources Committee of the IAC board of directors functions pursuant to a written charter adopted by the IAC board of directors, the most recent version of which is included as Exhibit 99.2 to this report. The Compensation and Human Resources Committee is appointed by the IAC board of directors to assist the board with all matters relating to the Compensation of IAC’s executive officers and has overall responsibility for approving and evaluating all compensation plans, policies and programs of IAC as they relate to IAC’s executive officers. The Compensation and Human Resources Committee may form and delegate authority to subcommittees and may delegate authority to one or more of its members. The Compensation and Human Resources Committee may also delegate to one or more of IACs executive officers the authority to make grants of equity-based compensation to eligible individuals (other than directors or executive officers) to the extent allowed under applicable law. For additional information on IAC’s processes and procedures for the consideration and determination of executive compensation and the related roles of the Compensation and Human Resources Committee, IAC management and consultants, see the discussion under Compensation Discussion and Analysis. The formal report of the Compensation and Human Resources Committee is set forth under the caption Compensation and Human Resources Committee Report.

Nominating Committee. The Nominating Committee of the IAC board of directors functions pursuant to a written charter adopted by the board, the most recent version of which is included as Exhibit 99.3 to this report. The Nominating Committee is appointed by the board to assist the board by (i) identifying, reviewing and evaluating individuals qualified to become members of the IAC board of directors, (ii) recommending director nominees for the next annual meeting of stockholders (and nominees to fill vacancies on the IAC board of directors as necessary) and (iii) making recommendations with respect to the compensation and benefits of directors.

Executive Committee. The Executive Committee of the IAC board of directors has all the power and authority of the board, except those powers specifically reserved to the IAC board of directors by Delaware law or IAC’s organizational documents.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires IAC’s directors, certain of IAC’s officers and persons who beneficially own more than 10% of a registered class of IAC equity securities to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of IAC common stock and other equity securities of IAC with the SEC. Directors, officers and greater than 10% beneficial owners are required by SEC rules to furnish IAC with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to IAC and/or written representations that no additional forms were required, IAC believes that its directors, officers and greater than 10% beneficial owners complied with these filing requirements in 2019, except that due to administrative error on the part of the Company, a stock option exercise (3,000) and the related sale of all shares of IAC common stock acquired (3,000) pursuant to a 10b-5 plan by Mr. Schiffman were not timely reported on a Form 4.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy and Objectives

The executive officers whose compensation is discussed in this compensation discussion and analysis (the ‘‘CD&A’’), and to whom we refer to as IAC’s named executives in this CD&A (the ‘‘NEOs’’) are:

•	Barry Diller, Chairman and Senior Executive;

•	Joseph Levin, Chief Executive Officer;

•	Glenn H. Schiffman, Executive Vice President and Chief Financial Officer;

•	Mark Stein, Executive Vice President and Chief Strategy Officer; and

•	Gregg Winiarski, Executive Vice President and General Counsel.

IAC’s executive officer compensation program is designed to increase long-term stockholder value by attracting, retaining, motivating and rewarding leaders with the competence, character, experience and ambition necessary to enable IAC to meet its growth objectives.

Although IAC is a publicly traded company, it attempts to foster an entrepreneurial culture, and attract and retain senior executives with entrepreneurial backgrounds, attitudes and aspirations. Accordingly, when attempting to recruit and retain executive officers, as well as other executives who may become executive officers at a later time, IAC competes not only with other public companies, but also with earlier stage companies, companies funded by private equity and venture capital firms and professional firms. IAC structures its compensation program so that it can compete in this varied marketplace for talent, with an emphasis on variable, contingent compensation and long-term equity ownership.

While IAC considers market data in establishing broad compensation programs and practices and may periodically benchmark the compensation associated with particular executive positions, it does not definitively rely on competitive survey data or any benchmarking information in establishing executive compensation. IAC makes decisions based on a host of factors particular to a given executive’s situation, including its firsthand experience with competition for recruiting executives and its understanding of the current environment, and believes that over-reliance on survey data, or a benchmarking approach, is too rigid and stale for the dynamic and fast changing marketplace for talent in which IAC competes.

Similarly, IAC believes that arithmetic approaches to measuring and rewarding short-term performance often fail to adequately take into account the multiple factors that contribute to success at the individual executive and business level. In any given period, IAC may have multiple objectives, and these objectives (and their relative importance) often change as competitive and strategic landscapes shift. Accordingly, IAC has historically avoided the use of strict formulas in its annual bonus program, believing that they often over-compensate or under-compensate a given performance level. IAC instead relies primarily on an approach that, while based on clear objectives, is not formulaic and allows for the exercise of discretion in setting final bonus amounts.

In addition, IAC is of the view that long-term incentive compensation in the form of equity awards aligns the interests of executives with the interests of IAC’s long-term stockholders, and to further this important goal, equity awards play a prominent role in IAC’s overall compensation program. The form of equity awards has changed from time to time over the years. While IAC had used non-qualified stock options as the predominant equity incentive vehicle for its executives for many years, in 2019, IAC introduced performance-based restricted stock unit awards for its executive officers. IAC made this change to reduce the dilutive impact of equity awards made to its executives (relative to stock options), while still aligning the interests of its executives with those of IAC’s shareholders. IAC will continue to evaluate the appropriate form of equity-based incentive awards as market conditions evolve.

IAC believes that its executive officer compensation program puts the substantial majority of compensation at risk, rewards both individual executive and corporate performance in a targeted fashion, pays amounts appropriate to attract and retain those key individuals necessary to grow IAC and aligns the interests of its key executives with those of its stockholders. IAC continuously evaluates its executive compensation program and makes changes as it deems appropriate. IAC presented a ‘‘Say-on-Pay’’ item to stockholders in 2017, which called for an advisory, non-binding vote regarding the compensation of IAC’s named executive officers in 2016 (as described in IAC’s 2017 Annual Meeting proxy statement). On this item, over 97% of the votes cast were in favor of the resolution. In light of strong stockholder support, IAC concluded that no revisions were necessary to its executive officer compensation program as a direct result of that advisory vote. IAC is presenting the Say on Pay Vote Proposal at the 2020 IAC annual meeting, and will consider the outcome of the proposal in evaluating its executive compensation program, as appropriate.

Roles and Responsibilities

The Compensation and Human Resources Committee of IAC’s board of directors (for purposes of this CD&A, the ‘‘Committee’’) has primary responsibility for establishing the compensation of IAC’s executive officers. All compensation decisions referred to throughout this CD&A have been made by the Committee, based (in part) on recommendations from Messrs. Diller and Levin (as described below). The Committee currently consists of Ms. Hammer (Chairperson) and Mr. Rosenblatt.

IAC’s executive officers participate in structuring IAC-wide compensation programs and in establishing appropriate bonus and equity pools. In early 2020, Messrs. Diller and Levin met with the Committee and discussed their views of corporate and individual executive officer performance for 2019 for Messrs. Schiffman, Stein and Winiarski, and their recommendations for annual bonuses for these executive officers. Mr. Diller also separately discussed Mr. Levin’s performance and recommended bonus, and his views on his own performance, with the Committee. Following these discussions, the Committee met in an executive session to discuss these recommendations. After consideration of these recommendations, the Committee ultimately determined the annual bonus amount for each executive officer. In establishing a given executive officer’s compensation package, each individual component is evaluated independently and in relation to the package as a whole. Prior earning histories and outstanding long-term compensation arrangements are also reviewed and taken into account. However, IAC does not believe in any formulaic relationship or targeted allocation between these elements. Instead, each individual executive officer’s situation is evaluated on a case-by-case basis each year, considering the variety of relevant factors at that time.

From time to time, the Committee has solicited the advice of consulting firms and engaged legal counsel. No such consulting firms or legal counsel were engaged during 2019.

In addition, from time to time, IAC may solicit survey or peer compensation data from various consulting firms. In 2019, IAC engaged Compensation Advisory Partners (‘‘CAP’’) to provide comparative market data in connection with its own analysis of its equity and other compensation practices, but neither CAP nor any other compensation consultant engaged by IAC had any role in determining or recommending the amount or form of IAC executive compensation for 2019.

Compensation Elements

IAC’s compensation packages for its executive officers primarily consist of salary, annual bonuses, IAC equity awards and, in certain instances, perquisites and other benefits.

Salary. IAC typically negotiates a new executive officer’s starting salary upon arrival, based on the individual’s prior compensation history, prior compensation levels for the particular position within IAC, IAC’s New York City location, salary levels of other executive officers within IAC and salary levels available to the individual in alternative opportunities. Salaries can increase based on a number of factors, including the assumption of additional responsibilities and other factors that demonstrate an executive officer’s increased value to IAC. No executive officer’s salary was adjusted during 2019.

Annual Bonuses

General. IAC’s bonus program is designed to reward performance on an annual basis and annual bonuses are discretionary. Because of the variable nature of the annual bonus program, and because in any given year bonuses can make up the significant majority of an executive officer’s cash compensation, the annual bonus program provides a strong incentive for IAC’s executive officers to achieve annual corporate objectives. IAC generally pay bonuses shortly after year-end following the finalization of financial results for the prior year.

In making its determinations regarding individual annual bonus amounts, the Committee considers a variety of factors, such as growth in profitability or achievement of strategic objectives by IAC and, to a lesser extent, an individual’s performance and contribution to IAC. The Committee does not quantify the weight given to any specific element or otherwise follow a formulaic calculation. Rather, the Committee engages in an overall assessment of appropriate bonus levels based on a subjective interpretation of all relevant criteria.

2019 Bonuses. For 2019, the Committee considered a variety of factors, including:

•	Strategic initiatives. During 2019, the Company (i) entered into an agreement providing for the full separation of Match Group from the remaining business of IAC, which will give IAC shareholders direct ownership of Match Group while capitalizing IAC to pursue new opportunities and enabling management to focus on undervalued assets within IAC, (ii) entered into an agreement to acquire Care.com, a leading global platform for matching families with caregivers, which represents entry into a market new to IAC, (iii) made IAC’s largest minority investment to date, becoming the biggest shareholder in Turo, a leading car sharing platform, (iv) extended our services agreement with Google to 2023, subject to early termination under certain circumstances, and (v) continued to reinvest in each of our businesses to drive growth over the long-term.

•	Financings and Cash Position. During 2019, the Company raised over $1 billion dollars of exchangeable debt with a blended after-tax cost of capital of 2%, limited restrictions on our strategic operating flexibility, and no dilution until our stock price exceeds $457 per share; upon completion of the Match Separation, these exchangeable debt obligations will become obligations of Match Group. In addition, during 2019 the Company divested or announced plans to divest non-core assets and liquidated certain minority investments, returning approximately $160 million to IAC. As a result of these and other actions, the Company ended the year with $3.2 billion of cash and cash equivalents on a consolidated basis, and $1.7 billion excluding cash and cash equivalents held by Match Group and ANGI Homeservices. We believe these cash balances position us for long-term growth as we continue to invest in our businesses and identify new opportunities for expansion.

•	Operating results. Revenue increased approximately 15% over the prior year (excluding revenue from assets sold in 2018), driven by strong growth at Match Group and increases in most of our other operating segments. Operating Income and Adjusted EBITDA were, in aggregate, flat over the prior year but with strong growth at Match Group, the Company’s largest operating segment.

While the factors noted above were the primary ones considered in setting bonus award amounts, the Committee also considered each executive officer’s role and responsibilities, the relative contributions made by each executive officer during the year and the relative size of the bonuses paid to the other executive officers. With respect to 2019 bonuses for our NEOs, the Committee considered the following with respect to: (i) Mr. Diller, his continued role in providing strategic direction for the Company overall, (ii) Mr. Levin, his continuing focus on managing the day-to-day business operations of the Company and participating in the development of strategic initiatives for the Company, (iii) Mr. Schiffman, his role in the successful completion of financing transactions and his participation in implementing various strategic initiatives, as well as his continuing role in the day-to-day oversight of the business operations of the Company, (v) Mr. Stein, participating in the development of strategy for several of the Company’s businesses and the extension of the services agreement with Google, and (vi) Mr. Winiarski, his role in managing the successful negotiation and execution of transaction documents relating to several of the Company’s strategic initiatives, his involvement in the Company’s financing efforts and his ongoing oversight of the Company’s litigation, regulatory and compliance efforts.

As noted above, in setting individual bonus amounts, the Committee did not quantify the weight assigned to any specific factor, nor did it apply a formulaic calculation. In setting bonus amounts, the Committee generally considered the Company’s overall performance, the amount of bonus for each NEO relative to other Company executives and the recommendations of the Chairman and Senior Executive and the Chief Executive Officer. In addition, the Committee considered achievements in 2019 as compared to achievements and bonus levels in prior years. While there were significant achievements during the year, bonuses for 2019 for our executive officers were generally lower than those for 2018, reflecting the Company’s modest overall financial performance for the year.

Executive officer bonuses tend to be highly variable from year-to-year depending on the performance of the Company and, in certain circumstances, individual executive officer performance. Accordingly, we believe our executive officer bonus program provides strong incentives to reach the Company’s annual goals.

Long-Term Incentives

General. Due to IAC’s entrepreneurial philosophy, it believes that providing a meaningful equity stake in its business is essential to create compensation opportunities that can compete, on a risk-adjusted basis, with entrepreneurial employment alternatives. In addition, IAC believes that ownership shapes behavior, and that by providing compensation in the form of equity awards, it aligns executive officer incentives with stockholder interests in a manner that IAC believes drives superior performance over time.

While there is currently no formal stock ownership or holding requirement for IAC’s executive officers, they have generally historically held a significant portion of their stock awards (net of tax withholdings) well beyond the relevant vesting dates.

In establishing equity awards for an executive officer for any given period, the amount of outstanding unvested and/or unexercised equity awards, as well as previously earned or exercised equity awards, is reviewed and evaluated on an individual-by-individual basis. In setting award levels, the predominant considerations are providing the executive officer with effective retention incentives, appropriate reward for past performance and incentives for strong future performance and competitive conditions. The annual corporate performance factors relevant to setting bonus amounts, while considered, are generally less relevant in determining the type and level of equity awards, as the awards tend to be more forward looking, and are a longer-term retention and reward instrument relative to annual bonuses.

IAC’s usual practice is to schedule Committee meetings at which awards are to be granted well in advance, without regard to the timing of the release of earnings or other material information.

2019 Equity Awards. During the first quarter of 2019, the Committee awarded performance-based restricted stock units (‘‘PSUs’’) to IAC’s executive officers. A base number of PSUs was communicated to each executive, who had the choice between two types of PSUs (or a combination of the two choices) (i) the base number of PSUs, with vesting conditioned upon IAC’s stock price increasing by at least 20% ($267.00) within 3 years of the grant date (the ‘‘Three Year PSUs’’) or (ii) twice the base number of PSUs, with vesting conditioned upon IAC’s stock price increasing by at least 50% ($333.75) within 5 years of the grant date (the ‘‘Five Year PSUs’’). If the stock price target is not achieved by the end of the 3-or 5-year window, no PSUs will vest. However, once the applicable stock price target is met, the award will vest and the executive officer will be required to hold the shares acquired upon vesting (net of shares withheld for taxes) until the earlier of the first anniversary of the vesting date or the end of the original 3- or 5-year term. The performance condition for the Three Year PSUs was satisfied on January 21, 2020. The terms of the PSUs also provided the opportunity for a portion of each award to vest upon termination of employment, subject to the stock price target being met within the original 3- or 5-year term of the award. Each executive officer elected to receive 50% of his award as Three Year PSUs and 50% of his award as Five Year PSUs, as follows:

	Number of
	Three	Number of
	Year	Five Year
Name	PSUs	PSUs
Barry Diller	11,851	23,703
Joseph Levin	22,471	44,943
Glenn H. Schiffman	8,988	17,977
Mark Stein	4,494	8,988
Gregg Winiarski	4,494	8,988

The Committee believes that these PSUs properly align executive officer incentives with the interests of IAC’s stockholders, and serve as a good mechanism to link executive compensation to long-term IAC performance while encouraging an appropriate amount of risk taking and fostering a culture of high performance.

2020 Equity Awards. During the first quarter of 2020, IAC introduced a new program for employees who are eligible to receive IAC equity awards that permits those employees to choose between two types of restricted stock unit, or RSU, awards. Specifically, eligible employees were given the opportunity to elect to receive either (i) RSUs that would vest in one year or (ii) RSUs that would cliff vest in five years, with the grant date value of the five-year award equal to nine times the grant date value of the one-year award (and eligible for ratable vesting in the case of involuntary terminations or upon qualifying retirements). Employees electing the five-year award would not be expected to be considered for another award in the next few years. By permitting employees to choose between alternative types of awards, IAC believes it is better able to take into consideration an employee’s personal compensation preferences and needs, thereby offering a more compelling and competitive compensation package, while promoting employee engagement and long-term ownership. The Committee approved this program for 2020 annual equity grants and reserves the discretion to establish the form and substance of any future annual equity award program of the Company.

The Committee determined and communicated the dollar value of awards for eligible employees during the first quarter of 2020, with the number of RSUs to be awarded to be calculated based on the New IAC average VWAP over a 10-day period immediately following consummation of the Separation, and the RSUs to be granted at that time.

With respect to the Company’s named executive officers (other than Mr. Diller and Mr. Levin), the Committee presented each of Messrs. Schiffman, Stein and Winiarski with a choice under the RSU program described above. Specifically, the Committee offered the executive officers a choice between the one-year and five-year awards with a grant date value indicated in the table below:

Name	Value of 1-Year Award	Value of 5-Year Award
Glenn H. Schiffman	$2,500,000	$22,500,000
Mark Stein	$1,500,000	$13,500,000
Gregg Winiarski	$1,500,000	$13,500,000

Each of the executive officers elected to receive the five-year award.

The Committee believes that the new RSUs properly align the incentives of our executive officers with those of our shareholders. The Company intends to offset the dilution associated with the grant of the 2020 RSU awards described above with share repurchases in calendar year 2020.

Mr. Diller. During the first quarter of 2020, the Committee began consideration of an appropriate equity incentive for Mr. Diller for the period following the Separation, but elected to suspend further consideration during the pendency of the current COVID-19 pandemic. The Committee may re-evaluate an award for Mr. Diller at a later time.

Mr. Levin. Over the course of late 2019 and the first quarter of 2020, representatives of IAC and the Committee engaged in discussions with Mr. Levin with respect to a long-term employment arrangement. The parties mutually agreed to suspend discussions during the pendency of the current COVID-19 pandemic, but they expect to resume discussions at a later time. While no final decisions with respect to any such arrangements with Mr. Levin have been made, the Committee has considered a long-term (up to 10-year) employment agreement with a related long-term, performance-based cliff-vesting equity incentive award, as well as a related voting agreement under discussion between Mr. Levin, Mr. Diller and related entities. Mr. Levin’s arrangements may also require him to sell or exercise a specified portion of his New Match shares and equity awards within a designated time frame following the Separation so that his long-term equity incentive opportunities are more balanced with the interests of IAC shareholders. However, the terms and conditions of Mr. Levin’s employment arrangement have not been agreed nor approved, and the size, nature and terms of any equity award to Mr. Levin and his related employment terms may change from what has been previously discussed.

Change of Control

IAC equity awards for senior executive officers generally include a so-called ‘‘double-trigger’’ change of control provision, which provides for the acceleration of the vesting of outstanding equity awards in connection with a change of control only when an award holder suffers an involuntary termination of employment during the two year period following such change of control. The Committee believes that providing for the acceleration of the vesting of equity awards after an involuntary termination will assist in the retention of IAC’s executive officers through a change of control transaction. For purposes of this discussion and the discussion below under the heading ‘‘Severance,’’ we use the term ‘‘involuntary termination’’ to mean both a termination of an executive officer’s employment by IAC without ‘‘cause’’ and a resignation by an executive officer for ‘‘good reason’’ or similar construct.

Severance

IAC generally provides its executive officers with some amount of salary continuation and the acceleration of the vesting of some equity awards in the event of an involuntary termination of employment. Because IAC tends to promote its executive officers from within, after competence and commitment have generally been established, IAC believes that the likelihood of the vesting of equity awards being accelerated is typically low, and yet IAC believes that by providing this benefit, it increases the retentive effect of its equity program, which serves as IAC’s most important retention incentive. IAC generally does not provide for the acceleration of the vesting of equity awards in the event an executive officer voluntarily resigns from IAC.

Other Compensation

General. IAC provides Messrs. Diller and Levin with various non-cash benefits as part of their overall compensation packages. Under certain limited circumstances, other executive officers have also received non-cash benefits. The value of these benefits is calculated under appropriate rules and is taken into account as a component of compensation when establishing overall compensation levels. The value of all non-cash benefits is reported under the All Other Compensation column in the Summary Compensation Table pursuant to applicable SEC rules. IAC’s executive officers do not participate in any deferred compensation or retirement programs other than IAC’s 401(k) plan. IAC does not generally provide tax gross-ups for executives; however, IAC has provided tax gross-ups related to certain relocation benefits provided to executives in the past from time to time. Other than those described specifically below, IAC’s executive officers do not partake in any benefit programs, or receive any significant perquisites, distinct from IAC’s other employees.

Mr. Diller. Pursuant to IAC policy, Mr. Diller is required to travel, both for business and personal purposes, on corporate aircraft. In addition to serving general security interests, this means of travel permits him to travel non-stop and without delay, to remain in contact with IAC while he is traveling, to change his plans quickly in the event IAC business requires and to conduct confidential IAC business while flying, be it telephonically, by e-mail or in person. These interests are similarly furthered on both business and personal flights, as Mr. Diller typically provides his services to IAC while traveling in either case. Nonetheless, the incremental cost to IAC of his travel for personal purposes is reflected as compensation to Mr. Diller from IAC, and is taken into account in establishing his overall compensation package.

Additionally, IAC provides Mr. Diller with access to certain automobiles for business and personal use. IAC also provides certain IAC-owned office space and IT equipment for use by certain individuals who work for Mr. Diller personally. These uses are valued by IAC at their incremental cost to IAC or, in the case of the use of office space (where there is no discernible incremental cost), at the cost used for internal allocations of office space for corporate purposes.

Mr. Levin. Pursuant to IAC policy, Mr. Levin is encouraged to travel, both for business and personal purposes, on corporate aircraft for the same reasons as set forth above for Mr. Diller. The incremental cost to IAC of his travel for personal purposes is reflected as compensation to Mr. Levin from IAC, and is taken into account in establishing his overall compensation package.

Tax Deductibility

Effective for taxable years beginning after December 31, 2017, compensation in excess of $1 million paid to IAC’s current named executive officers, including its Chief Financial Officer, and certain former named executive officers, will not be deductible unless it qualifies for limited transition relief applicable to certain arrangements in place as of November 2, 2017 (‘‘Grandfathered Arrangements’’). The Committee reserves the right to modify Grandfathered Arrangements in a manner that results in the loss of a compensation deduction if it determines that such modifications are consistent with IAC’s best interests.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The membership of the Compensation and Human Resources Committee consisted of Ms. Hammer and Mr. Rosenblatt during 2019. Neither of them has ever been an officer or employee of IAC at any time during their respective service on the committee.

COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT

The Compensation and Human Resources Committee has reviewed the Compensation Discussion and Analysis and discussed it with IAC management. In reliance on its review and the discussions referred to above, the Compensation and Human Resources Committee has recommended to the IAC board of directors that the Compensation Discussion and Analysis be included in IAC’s 2019 Annual Report on Form 10-K.

Members of the Compensation and Human Resources Committee

Bonnie S. Hammer (Chairperson)

David Rosenblatt

EXECUTIVE COMPENSATION

Overview

The Executive Compensation section of this Amendment No 1 sets forth certain information regarding total compensation earned by IAC’s named executives in 2019, as well as IAC equity awards granted to them in 2019, IAC equity awards held by them on December 31, 2019 and the dollar value realized by them upon the vesting and exercise of equity awards during 2019.

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Positions	Year	($)	($)	($)(1)	($)	($)(2)	($)
Barry Diller	2019	$500,000	$2,000,000	$4,942,237	—	$757,986	$8,200,233
Chairman and Senior	2018	$500,000	$3,000,000	—	—	$503,245	$4,003,245
Executive	2017	$500,000	$2,000,000	—	—	$683,658	$3,183,658
Joseph Levin	2019	$1,000,000	$3,500,000	$10,623,091	—	$385,889	$15,508,980
Chief Executive Officer	2018	$1,000,000	$5,000,000	—	—	$315,554	$6,315,554
	2017	$1,000,000	$4,000,000	—	$7,662,000	$378,729	$13,040,729
Glenn H. Schiffman(3)	2019	$600,000	$3,000,000	$4,249,138	—	$24,824	$7,873,962
Executive Vice President and	2018	$600,000	$3,500,000	—	$4,315,200	$149,612	$8,564,812
Chief Financial Officer	2017	$600,000	$2,500,000	—	$3,831,000	$46,059	$6,977,059
Mark Stein	2019	$550,000	$1,500,000	$2,124,494	—	$8,400	$4,182,894
Executive Vice President and	2018	$550,000	$2,000,000	—	—	$8,250	$2,558,250
Chief Strategy Officer	2017	$550,000	$1,500,000	—	$3,831,000	$24,213	$5,905,213
Gregg Winiarski	2019	$500,000	$1,750,000	$2,124,494	—	$8,400	$4,382,894
Executive Vice	2018	$500,000	$2,000,000	—	—	$8,250	$2,508,250
President and General Counsel	2017	$500,000	$1,750,000	—	$2,554,000	$8,100	$4,812,100

(1)	The amount represents the grant date fair value of IAC RSUs subject to performance-based conditions related to IAC’s stock price, based on a probability weighted outcome analysis as of the grant date. For details regarding these awards, see Grants of Plan-Based Awards in 2019.

(2)	Additional information regarding all other compensation amounts for each named executive in 2019 is as follows:

	Barry	Joseph	Glenn H.	Mark	Gregg
	Diller	Levin	Schiffman	Stein	Winiarski
Personal use of IAC aircraft(a)	$672,227	$376,098	$16,424	$—	—
401(k) plan match by IAC	$8,400	$8,400	$8,400	$8,400	$8,400
Miscellaneous(b)	$77,359	1,391	—	—	—
	$757,986	$385,889	$24,824	$8,400	$8,400

(a)	Pursuant to IAC’s Airplane Travel Policy, Mr. Diller is required to travel by IAC aircraft (either IAC-owned or aircraft in which IAC has purchased a fractional interest) for both business and personal purposes and Mr. Levin is encouraged to use IAC aircraft (either IAC-owned or aircraft in which IAC has purchased a fractional interest) for business and personal purposes when doing so would serve the interests of IAC. See the discussion regarding airplane travel under the Other Compensation section of the Compensation Discussion and Analysis. Amounts in the table above for each named executive reflect incremental cost to IAC for personal use of IAC aircraft. We calculate the incremental cost to IAC for personal use based on the average variable operating costs to IAC. In the case of IAC-owned aircraft, variable operating costs include fuel, certain maintenance costs, navigation fees, on-board catering, landing fees, crew travel expenses and other miscellaneous variable costs. The total annual variable costs are divided by the annual number of miles the IAC-owned aircraft flew to derive an average variable cost per mile. This average variable cost per mile is then multiplied by the miles flown for personal use. Incremental costs do not include fixed costs that do not change based on usage, such as pilot salaries, the purchase costs of IAC-owned aircraft, insurance, scheduled maintenance and non-trip related hangar expenses. In the case of aircraft in which IAC has purchased a fractional interest, variable costs are calculated by multiplying the hours flown for personal use by the hourly flight and fuel charges, plus airport arrival and/or departure fees (if applicable), and do not include monthly management fees for such aircraft. In the event a named executive has family members or other guests accompany him on a business or personal trip, such travel (while it does not result in any incremental cost to IAC) results in the imputation of taxable income to the relevant named executive, the amount of which is calculated in accordance with applicable Internal Revenue Service rules.

(b)	Represents the total amount of other benefits provided to Mr. Diller, none of which individually exceeded 10% of the total value of all perquisites and personal benefits. The total amount of other benefits provided reflects (i) lease payments, parking, fuel, maintenance and other costs associated with Mr. Diller’s personal use of two automobiles leased and maintained by IAC, (ii) an allocation (based on square footage) of costs for the use of IAC office space by certain individuals who work for Mr. Diller personally and (iii) an allocation (based on the number of personal computers and communication devices supported by IAC) of costs relating to the use by such individuals of IAC’s information technology technical support and certain communications equipment. In the case of Mr. Levin, the amount reflects payments for certain car-related services.

(3)	In addition to his role as Executive Vice President and Chief Financial Officer of IAC, Mr. Schiffman served as Chief Financial Officer of ANGI Homeservices Inc. from September 2017 to March 2019. For the period commencing on January 1, 2019 through March 12, 2019, for the fiscal year ended December 31, 2018 and for the period commencing on September 29, 2017 through December 31, 2017, $119,517, $641,334 and $240,625, respectively, of Mr. Schiffman’s IAC compensation reflected above was allocated to ANGI Homeservices Inc. for his services as its Chief Financial Officer pursuant to a services agreement between IAC and ANGI Homeservices Inc.

Grants of Plan-Based Awards in 2019

The table below provides information regarding all IAC performance-based RSUs granted to IAC’s named executives in 2019. There were no IAC stock option, other stock-based or non-equity incentive plan awards granted to IAC’s named executives in 2019.

		Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock and
	Grant	Threshold	Target	Maximum	Option
Name	Date	(#)	(#)	(#)	Awards(1)
Barry Diller	3 /04/19(2)	—	11,851	—	$1,781,916
	3 /04/19(3)	—	23,703	—	$3,160,321
Joseph Levin	2 /12/19(2)	—	22,471	—	$3,869,506
	2 /12/19(3)	—	44,943	—	$6,753,585
Glenn H. Schiffman	2 /12/19(2)	—	8,988	—	$1,547,734
	2 /12/19(3)	—	17,977	—	$2,701,404
Mark Stein	2 /12/19(2)	—	4,494	—	$773,867
	2 /12/19(3)	—	8,988	—	$1,350,627
Gregg Winiarski	2 /12/19(2)	—	4,494	—	$773,867
	2/12/19(3)	—	8,988	—	$1,350,627

(1)	The amount represents the grant date fair value of IAC RSUs subject to performance-based conditions related to IAC’s stock price, based on a probability weighted outcome analysis as of the grant date.

(2)	Represents performance-based RSUs that vest on any day during the three year period following February 12, 2019 if the average closing price per share of IAC common stock over a period of ten consecutive trading days equals or exceeds $267.00 (a 20% increase to the closing price of IAC common stock on the grant date), subject to continued service through the date on which the performance condition is satisfied (the ‘‘Three Year PSUs’’). Shares of IAC common stock acquired upon vesting may not be sold until the earlier of: (x) one year from the vesting date or (y) the original term of the award (three years). The performance condition was satisfied on January 21, 2020.

(3)	Represents performance-based RSUs that vest on any day during the five year period following February 12, 2019 if the average closing price per share of IAC common stock over a period of ten consecutive trading days equals or exceeds $333.75 (a 50% increase to the closing price of IAC common stock on the grant date), subject to continued service through the date on which the performance condition is satisfied (the ‘‘Five Year PSUs’’). Shares of IAC common stock acquired upon vesting may not be sold until the earlier of: (x) one year from the vesting date or (y) the original term of the award (five years). As of December 31, 2019, the performance condition had not been satisfied.

Outstanding Equity Awards at 2019 Fiscal Year-End

The table below provides information regarding IAC equity awards held by IAC’s named executives on December 31, 2019. The market value of all Three Year PSU and Five Year PSU awards is based on the closing price of IAC common stock on December 31, 2019 ($249.11).

	Option Awards						Stock Awards(1)
							Equity	Equity Incentive
							Incentive Plan	Plan Awards:
							Awards:	Market or
							Number of	payout value of
							unearned	unearned
	Number of		Number of				shares, units	shares, units
	securities		securities				or other	or other
	underlying		underlying		Option		rights that	rights that
	unexercised		unexercised		exercise	Option	have not	have not
	options		options		price	expiration	vested	vested
	(#)		(#)		($)	date	(#)	($)
	(Exercisable)		(Unexercisable)
Barry Diller	300,000		—		$31.89	4/20/21	—	—
	500,000		—		$67.45	3/29/25	—	—
	500,000		—		$84.31	3/29/25	—	—
	—		—		—	—	35,554	$8,856,857
Joseph Levin	100,000		—		$60.00	2/2/22	—	—
	112,500		—		$45.78	2/2/22	—	—
	100,000		—		$66.30	8/1/24	—	—
	400,000		—		$77.26	6/24/25	—	—
	150,000	(2)	50,000	(2)$	$40.37	2/10/26	—	—
	150,000	(2)	150,000	(2)$	$76.00	2/14/27	—	—
	—		—		—	—	67,414	$16,793,502
Glenn H. Schiffman	110,000	(2)	50,000	(2)	$45.78	4/7/26	—	—
	75,000	(2)	75,000	(2)	$76.00	2/14/27	—	—
	—		80,000	(3)	$152.53	3/2/28	—	—
	—		—		—	—	26,965	$6,717,251
Mark Stein	200,000		—		$70.88	9/17/25	—	—
	112,500	(2)	37,500	(2)	$40.37	2/10/26	—	—
	75,000	(2)	75,000	(2)	$76.00	2/14/27	—	—
	—		—		—	—	13,482	$3,358,501
Gregg Winiarski	44,005		—		$47.06	5/3/23	—	—
	125,000		—		$71.55	3/28/24	—	—
	100,000		—		$61.68	2/11/25	—	—
	75,000	(2)	25,000	(2)	$40.37	2/10/26	—	—
	50,000	(2)	50,000	(2)	$76.00	2/14/27	—	—
	—		—		—	—	13,482	$3,358,501

(1)	Consists entirely of Three Year PSUs and Five Year PSUs for each named executive. For details regarding these awards, see Grants of Plan-Based Awards in 2019.

(2)	These stock options vested/vest in four equal installments on the anniversary of the applicable grant date, subject to continued service.

(3)	Consists of: (i) 40,000 stock options that vest in two equal installments on February 15, 2021 and 2022, subject to continued service, and become exercisable on February 16, 2022, and (ii) 40,000 performance stock options that vest in two equal installments on February 15, 2021 and 2022, subject to continued service and the satisfaction of a performance condition (specifically, that the closing price per share of IAC common stock must equal or exceed $200.00 during any twenty consecutive trading days during the period in which the stock options remain outstanding), and become exercisable on February 16, 2022. As of December 31, 2019, the performance condition applicable to the performance stock options described in (ii) above had been satisfied.

2019 Option Exercises and Stock Vested

The table below provides information regarding the number of shares acquired by IAC’s named executives upon the exercise of IAC stock options and the vesting of IAC RSU awards in 2019 and the related value realized, excluding the effect of any applicable taxes. The dollar value realized upon the exercise of stock options represents the difference between the sale price of the shares acquired upon exercise and the exercise price of the stock options, multiplied by the number of stock options exercised. The dollar value realized upon the vesting of RSUs represents the closing price of IAC common stock on the vesting date, multiplied by the number of RSUs vesting.

	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	Upon Exercise	Upon Exercise	Upon Vesting	Upon Vesting
Name	(#)	($)	(#)	($)
Barry Diller	—	—	—	—
Joseph Levin	—	—	119,734	$28,313,243
Glenn H. Schiffman	35,000	$6,273,164	—	—
Mark Stein	100,000	$19,439,500	12,500	$2,865,375
Gregg Winiarski	175,000	$37,006,000	—	—

Estimated Potential Payments Upon Termination or Change in Control of IAC

Overview

Certain IAC employment agreements, equity award agreements and/or omnibus stock and annual incentive plans entitle IAC’s named executives to continued base salary payments, the acceleration of the vesting of IAC equity awards and/or extended post-termination exercise periods for IAC stock options upon certain terminations of employment (including certain terminations during specified periods following a change in control of IAC).

Certain amounts that would have become payable to IAC’s named executives upon the events described above (as and if applicable), assuming that the relevant event occurred on December 31, 2019, are described and quantified in the table below. These amounts, which exclude the effect of any applicable taxes, are based on the applicable named executive’s base salary, the number of IAC stock options, Three Year PSUs and Five Year PSUs outstanding on December 31, 2019, and the closing price of IAC common stock ($249.11) on December 31, 2019. In addition to these amounts, certain other amounts and benefits generally payable and made available to other IAC employees upon a termination of employment, including payments for accrued vacation time and outplacement services, will generally be payable/provided to named executives.

Amounts and Benefits Payable Upon a Qualifying Termination

Mr. Diller. Pursuant to the terms of Mr. Diller’s Three Year PSUs and Five Year PSUs, upon a Qualifying Termination (as defined below) on December 31, 2019, the continuous service requirement would have been deemed to have been satisfied for 33% (3,910) and 20% (4,740) of such Three Year PSUs and Five Year PSUs, respectively, with such awards vesting if the applicable performance condition is satisfied prior to the expiration dates of these awards (February 12, 2022 and February 12, 2024, respectively). Other than this benefit, no payments or other benefits would have been made or provided to Mr. Diller pursuant to any agreement between him and IAC upon a termination without cause or due to death or disability or a resignation for good reason (a ‘‘Qualifying Termination’’) on December 31, 2019.

Mr. Levin. Upon a Qualifying Termination on December 31, 2019, pursuant to the terms of his employment agreement, Mr. Levin would have been entitled to:

•	receive base salary through the date that is twelve (12) months from the date of such Qualifying Termination (the ‘‘Severance Period’’), subject to the execution and non-revocation of a release and compliance with customary post-termination covenants, and subject to offset for any amounts earned from other employment during the Severance Period;

•	the vesting of all outstanding and unvested IAC equity awards granted prior to November 21, 2017 (the ‘‘Existing Awards’’) that would have otherwise vested during the Severance Period;

•	the partial vesting of outstanding and unvested IAC equity awards (including any cliff vesting awards, which shall be pro-rated as though such awards had an annual vesting schedule) granted after November 21, 2017 (the ‘‘Future Awards’’) in amounts equal to the number that would have otherwise vested in accordance with the terms of such awards during the Severance Period following such Qualifying Termination; and

•	continue to have the ability to exercise his vested stock options (including any stock options that vested pursuant to the acceleration rights described above) through June 30, 2021.

In addition, pursuant to the terms of his Three Year PSUs and Five Year PSUs, upon a Qualifying Termination on December 31, 2019, the continuous service requirement would have been deemed to have been satisfied for 33% (7,415) and 20% (8,988) of his Three Year PSUs and Five Year PSUs, respectively, with such awards vesting if the applicable performance condition is satisfied prior to the expiration dates of these awards (February 12, 2022 and February 12, 2024, respectively).

For Mr. Levin, ‘‘good reason’’ means: (i) a material reduction in his title, duties or level of responsibilities, (ii) a material reduction in his base salary, (iii) the relocation of his principal place of employment outside of New York, New York, (iv) the failure of IAC to nominate him to stand for election to IAC’s Board of Directors or his removal from IAC’s Board of Directors (other than by reason of death, disability or a voluntary termination), (v) him ceasing to report to IAC’s Chairman and Senior Executive and (vi) any other action or inaction that constitutes a material breach by IAC of his employment agreement, in each case, without the written consent of Mr. Levin or that is not cured promptly after notice.

In addition, upon a termination of Mr. Levin’s employment due to his death on December 31, 2019, pursuant to the terms of his employment agreement: (i) his designated beneficiary would have been entitled to receive his base salary through the end of the month of his death, and (ii) his estate would have been entitled to: (A) the partial vesting of outstanding and unvested Existing and Future Awards in amounts equal to the number that would have otherwise vested in accordance with the terms of such awards during the twelve (12) month period following his death, and (B) continue to have the ability to exercise his vested stock options (including any stock options that vested pursuant to the acceleration rights described above) through June 30, 2021.

Mr. Schiffman. Upon a Qualifying Termination on December 31, 2019, pursuant to the terms of his employment agreement, Mr. Schiffman would have been entitled to:

•	receive twelve (12) months of his base salary, subject to the execution and non-revocation of a release and compliance with customary post-termination covenants, and subject to offset for any amounts earned from other employment during the period in which he continues to receive his base salary;

•	the vesting of all outstanding and unvested stock options granted to him in 2016;

•	the partial vesting of outstanding and unvested stock options and/or RSUs granted after 2016 (including any cliff vesting awards, which shall be pro-rated as though such awards had an annual vesting schedule) in amounts equal to the number that would have otherwise vested in accordance with the terms of such awards during the twelve (12) month period following such Qualifying Termination; and

•	continue to have the ability to exercise his vested stock options (including any stock options that vested pursuant to the acceleration rights described above) through June 30, 2021.

In addition, pursuant to the terms of his Three Year PSUs and Five Year PSUs, upon a Qualifying Termination on December 31, 2019, the continuous service requirement would have been deemed to have been satisfied for 33% (2,966) and 20% (3,595) of his Three Year PSUs and Five Year PSUs, respectively, with such awards vesting if the applicable performance condition is satisfied prior to the expiration dates of these awards (February 12, 2022 and February 12, 2024, respectively).

For Mr. Schiffman, ‘‘good reason’’ means: (i) a material diminution in the authorities, duties or responsibilities of the person to whom Mr. Schiffman is required to report (IAC’s Chief Executive Officer), (ii) a material reduction in his title, duties or level of responsibilities, including any circumstances under which IAC is no longer publicly traded and is controlled by another company, (iii) a material reduction in his base salary, (iv) a relocation of his principal place of employment outside of the New York City metropolitan area, and (v) any other action or inaction that constitutes a material breach by IAC of his employment agreement, in each case, without the written consent of Mr. Schiffman or that is not cured promptly after notice.

Messrs. Stein and Winiarski. Upon a Qualifying Termination on December 31, 2019, pursuant to the terms of their respective employment agreements, each of Messrs. Stein and Winiarski would have been entitled to:

•	receive twelve (12) months of his base salary, subject to the execution and non-revocation of a release and compliance with customary post-termination covenants, and subject to offset for any amounts earned from other employment during the period in which he continues to receive his base salary;

•	the partial vesting of outstanding and unvested stock options and RSUs (including any cliff vesting awards, which shall be pro-rated as though such awards had an annual vesting schedule) in amounts equal to the number that would have otherwise vested in accordance with the terms of such awards during the twelve (12) month period following such Qualifying Termination; and

•	continue to have the ability to exercise his vested stock options (including any stock options that vested pursuant to the acceleration rights described above) through June 30, 2020.

In addition, pursuant to the terms of their Three Year PSUs and Five Year PSUs, upon a Qualifying Termination on December 31, 2019, the continuous service requirement would have been deemed to have been satisfied for 33% (1,483) and 20% (1,797) of their Three Year PSUs and Five Year PSUs, respectively, with such awards vesting if the applicable performance condition is satisfied prior to the expiration dates of these awards (February 12, 2022 and February 12, 2024, respectively).

For each of Messrs. Stein and Winiarski, ‘‘good reason’’ means: (i) a material adverse change in his title, duties or level of responsibilities, (ii) a material reduction in his base salary, (iii) a material relocation of his principal place of employment outside of the New York City metropolitan area, and (iv) a material adverse change in reporting structure such that he is no longer reporting to: (A) in the case of Mr. Stein, IAC’s Chief Executive Officer (or if IAC does not have a Chief Executive Officer, to its Chairman and Senior Executive), and (B) in the case of Mr. Winiarski, an IAC officer with a title of Executive Vice President or higher that reports to IAC’s Chairman or Vice Chairman, in each case, without his written consent or that is not cured promptly after notice.

Amounts and Benefits Payable Upon a Change in Control

No payments would have been made to any of IAC’s named executives pursuant to any agreement between any of them and IAC upon a change in control of IAC on December 31, 2019. Upon a Qualifying Termination on December 31, 2019 that occurred during the two year period following a change in control of IAC, in accordance with the applicable omnibus stock and incentive plan(s) and related award agreements, the vesting of all then outstanding and unvested IAC stock options and/or RSUs (including Three Year PSUs and Five Year PSUs), as applicable, held by each named executive would have been accelerated.

In addition, under the Equity and Bonus Compensation Agreement, dated August 24, 1995, between IAC and Mr. Diller, we agreed that to the extent any payment or distribution by IAC to or for the benefit of Mr. Diller (whether under the terms of the related agreement or otherwise) would be subject to the excise tax imposed by §4999 of the Code, or any interest or penalties are incurred by Mr. Diller with respect to such excise tax, then Mr. Diller would be entitled to a gross-up payment covering the excise taxes and related interest and penalties. Given the payments Mr. Diller would have received upon an assumed change in control of IAC on December 31, 2019, IAC does not believe that any excise tax would be imposed or that any gross-up would be required.

			Qualifying Termination
			During the Two Year
			Period Following a
Name and Benefit	Qualifying Termination		Change in Control of IAC
Barry Diller
Continued Salary	—		—
Market Value of stock options that would vest	—		—
Market Value of PSUs that would vest(1)	$2,154,802		$8,856,857
Total Estimated Incremental Value	$2,154,802		$8,856,857
Joseph Levin
Continued Salary	$1,000,000		$1,000,000
Market Value of stock options that would vest(2)	$36,403,500	(3)	$36,403,500
Market Value of PSUs that would vest(1)	$4,086,151	(3)	$16,793,502
Total Estimated Incremental Value	$41,489,651		$54,197,002
Glenn H Schiffman
Continued Salary	$600,000		$600,000
Market Value of stock options that would vest(2)	$16,658,125		$30,876,150
Market Value of PSUs that would vest(1)	$1,634,411		$6,717,251
Total Estimated Incremental Value	$18,892,536		$38,193,401
Mark Stein
Continued Salary	$550,000		$550,000
Market Value of stock options that would vest(2)	$14,319,375		$20,811,000
Market Value of PSUs that would vest(1)	$817,081		$3,358,501
Total Estimated Incremental Value	$15,686,456		$24,719,501
Gregg Winiarski
Continued Salary	$500,000		$500,000
Market Value of stock options that would vest(2)	$9,546,250		$13,874,000
Market Value of PSUs that would vest(1)	$817,081		$3,358,501
Total Estimated Incremental Value	$10,863,331		$17,732,501

(1)	Represents the closing price of IAC common stock ($249.11) on December 31, 2019, multiplied by the number of Three Year PSUs and Five Year PSUs accelerated upon the occurrence of the relevant event specified above and, in the case of a Qualifying Termination only, assumes the satisfaction of the performance conditions for the Three Year PSUs and Five Year PSUs on or before December 31, 2019. The performance condition for the Three Year PSUs was satisfied on January 21, 2020 and the amounts in the table above assume that the performance condition for the Five Year PSUs was satisfied as of December 31, 2019.

(2)	Represents the difference between the closing price of IAC common stock ($249.11) on December 31, 2019 and the exercise price(s) of all in-the-money stock options accelerated upon the occurrence of the relevant event specified above, multiplied by the number of stock options accelerated.

(3)	In the event of Mr. Levin’s death on December 31, 2019, stock options and Three Year PSUs and Five Year PSUs with a value of $23,420,250 and $4,086,151, respectively, would have vested (assuming, in the case of the Three Year PSUs and Five Year PSUs, the satisfaction of the performance conditions on or before December 31, 2019) in accordance with the terms of

Mr. Levin’s employment agreement.

Pay Ratio Disclosure

In accordance with Item 402(u) of Regulation S-K of the Securities Act of 1933, as amended (‘‘Item 402(u)’’), IAC is required to disclose the ratio of its median employee’s annual total compensation to the annual total compensation of IAC’s Chief Executive Officer, Joseph Levin (the ‘‘Pay Ratio’’).

IAC last identified its median employee in the proxy statement for its 2018 Annual Meeting of Stockholders (the ‘‘2018 Proxy Statement’’). Item 402(u) permits IAC to identify its median employee once every three years (and calculate total compensation for that employee each year), so long as there has been no change in its employee population or employee compensation arrangements during 2019 that IAC reasonably believes would result in a significant change to its Pay Ratio disclosure. Since there have been no significant changes in IAC’s employee population or employee compensation arrangements (including those of the median employee), IAC is using the same median employee identified in its 2018 Proxy Statement to determine its 2020 Pay Ratio disclosure.

For the year ended December 31, 2019: (i) the estimated median of the annual total compensation of all IAC employees (other than Mr. Levin) was approximately $53,981, (ii) Mr. Levin’s total annual compensation was $15,508,980 ($10,613,901 of which is related to performance-based equity awards granted to Mr. Levin in 2019), and (iii) the ratio of annual total compensation of Mr. Levin to the median of the annual total compensation of IAC’s other employees was 287 to one. IAC determined the total annual compensation of its median employee in the same manner as it determined the total annual compensation for IAC’s Chief Executive Officer (see the Summary Compensation Table).

As discussed above, IAC is using the median employee identified in its 2018 Proxy Statement to determine its 2020 Pay Ratio disclosure. In making the determination of the median employee in its 2018 Proxy Statement, IAC first identified its total number of employees as of October 1, 2017 (6,795 in total, 5,362 of which were located in the United States and 1,433 of which were collectively located in various jurisdictions outside of the United States). IAC then excluded employees located in the following jurisdictions outside of the United States, which together represented less than 5% of IAC’s total number of employees: Belarus (171 employees), Belgium (38 employees), China (2 employees), Iceland (1 employee), Italy (3 employees), Japan (113 employees), Spain (1 employee) and Sweden (3 employees). After excluding employees in these jurisdictions, IAC’s pay ratio calculation included 6,463 of its total 6,795 employees.

To identify the median employee from this employee population, IAC then compared the amount of annual total compensation paid to these employees for the relevant period in 2017 in a consistent manner across the applicable employee population. For this purpose, annual total compensation is total income, excluding income related to stock-based compensation awards, paid to such employees and reported to the Internal Revenue Service in the United States (and equivalent amounts paid to such employees located outside of the United States and reported to the relevant tax authorities). IAC annualized the compensation of employees who were hired in 2017 but did not work for the company for the entire period.

The 2020 Pay Ratio disclosure set forth above is a reasonable estimate calculated in a manner consistent with applicable SEC rules, based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the related pay ratio permit companies to use a wide range of methodologies, estimates and assumptions. As a result, the pay ratios reported by other companies may be based on other permitted methodologies and/or assumptions, and as a result, are likely not comparable to IAC’s 2020 Pay Ratio.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Arrangements. The Nominating Committee of IAC’s Board of Directors has primary responsibility for establishing non-employee director compensation arrangements, which have been designed to provide competitive compensation necessary to attract and retain high quality non- employee directors and to encourage ownership of IAC common stock to further align the interests of IAC’s non-employee directors with those of IAC’s stockholders. Arrangements in effect during 2019 provided that: (i) each non-employee director receive an annual retainer in the amount of $50,000, (ii) each member of the Audit and Compensation and Human Resources Committees (including their respective Chairpersons) receive an additional annual retainer in the amount of $10,000 and $5,000, respectively, and (iii) the Chairpersons of each of the Audit and Compensation and Human Resources Committees receive an additional annual retainer in the amount of $20,000, with all amounts being paid quarterly, in arrears.

In addition, these arrangements also provided that each non-employee director receive a grant of IAC RSUs with a dollar value of $250,000 upon his or her initial election to the Board and annually thereafter upon re-election on the date of IAC’s annual meeting of stockholders, the terms of which provide for: (i) vesting in three equal installments commencing on the anniversary of the grant date, (ii) cancellation and forfeiture of unvested RSUs in their entirety upon termination of service for IAC and its subsidiaries and (iii) full acceleration of the vesting of RSUs upon a change in control of IAC. IAC also reimburses non-employee directors for all reasonable expenses incurred in connection with attendance at IAC Board and Board committee meetings.

Deferred Compensation Plan for Non-Employee Directors. Under IAC’s Deferred Compensation Plan for Non-Employee Directors, non-employee directors may defer all or a portion of their Board and Board committee fees. Eligible directors who defer all or any portion of these fees can elect to have such deferred fees applied to the purchase of share units, representing the number of shares of IAC common stock that could have been purchased on the relevant date, or credited to a cash fund. If any dividends are paid on IAC common stock, dividend equivalents will be credited on the share units. The cash fund will be credited with deemed interest at an annual rate equal to the weighted average prime lending rate of JPMorgan Chase & Co. After a director leaves the Board, he or she will receive: (i) with respect to share units, the number of shares of IAC common stock represented by such share units, and (ii) with respect to the cash fund, a cash payment in an amount equal to deferred amounts, plus accrued interest. These payments are generally made in one lump sum installment after the relevant director leaves the Board and otherwise in accordance with the plan.

2019 Non-Employee Director Compensation. The table below provides the amount of: (i) fees earned by IAC’s non-employee directors for services performed during 2019 (excluding the effect of any applicable taxes) and (ii) the grant date fair value of RSU awards granted in 2019.

	Fees Earned(1)
	Fees Paid	Fees
	in Cash	Deferred	Stock Awards
Name	($)	($)(2)	($)(3)(4)	Total($)(5)
Chelsea Clinton	$25,000	$25,000	$249,861	$299,861
Michael D. Eisner	$50,000	—	$249,861	$299,861
Bonnie S. Hammer	$75,000	—	$249,861	$324,861
Bryan Lourd	—	$60,000	$249,861	$309,861
David Rosenblatt	$55,000	—	$249,861	$304,861
Alan G. Spoon	$80,000	—	$249,861	$329,861
Alexander von Furstenberg	$50,000	—	$249,861	$299,861
Richard F. Zannino	$60,000	—	$249,861	$309,861

(1)	In 2019, a former director (Edgar Bronfman, Jr.) earned and deferred fees in the amount of $37,500 and received a RSU award with a grant date fair value of $249,861.

(2)	Represents the dollar value of fees deferred in the form of share units by the relevant director under IAC’s Deferred Compensation Plan for Non-Employee Directors.

(3)	Reflects the grant date fair value of RSU awards, calculated by multiplying the closing price of IAC common stock on the grant date by the number of RSUs awarded.

(4)	Each of Messrs. Eisner, Lourd, Rosenblatt, Spoon, von Furstenberg and Zannino and Mses. Clinton and Hammer had a total of 2,982 RSUs outstanding at December 31, 2019.

(5)	The differences in the amounts shown above among directors reflect, as applicable, committee service (or lack thereof), which varies among directors.

2019 Employee Director Compensation. Compensation earned for services performed by one of IAC’s employee directors in 2019 is as follows:

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name	Year	($)	($)	($)(1)(2)	($)(3)	($)
Victor A. Kaufman	2019	$100,000	$100,000	$371,724	$19,364	$591,088

(1)	The amount represents the grant date fair value of IAC RSUs subject to performance-based conditions related to IAC’s stock price, based on a probability weighted outcome analysis as of the grant date.

(2)	Mr. Kaufman has a total of 5,425 RSUs, including 786 Three Year PSUs and 1,573 Five Year PSUs granted to him in 2019, outstanding at December 31, 2019. The performance condition for Mr. Kaufman’s Three Year RSUs was satisfied on January 21, 2020.

(3)	$11,364 of this compensation relates to a parking garage paid for by IAC and $8,000 of this compensation relates to Mr. Kaufman’s 401(k) plan match by IAC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents, as of April 15, 2020, the most recent date for which information was available prior to the filing of this Amendment No. 1, information relating to the beneficial ownership of IAC common stock and IAC Class B common stock by: (1) each person known by IAC to own beneficially more than 5% of the outstanding shares of IAC common stock and/or IAC Class B common stock, (2) each current director, (3) each IAC named executive officer and (4) all current directors and executives officers as a group. As of April 15, 2020, there were 79,240,210 and 5,789,499 shares of IAC common stock and IAC Class B common stock, respectively, outstanding.

Unless otherwise indicated, the beneficial owners listed below may be contacted at IAC’s corporate headquarters located at 555 West 18th Street, New York, New York 10011. For each listed person, the number of shares of IAC common stock and percent of such class listed includes vested IAC stock options and assumes the conversion of any shares of IAC Class B common stock owned by such person and the vesting of any IAC stock options and/or RSUs scheduled to occur within sixty days of April 15, 2020, but does not assume the conversion, exercise or vesting of any such equity securities owned by any other person. Shares of IAC Class B common stock may, at the option of the holder, be converted on a one-for-one basis into shares of IAC common stock. The percentage of votes for all classes of capital stock is based on one vote for each share of IAC common stock and ten votes for each share of IAC Class B common stock.

	IAC Common Stock			IAC Class B Common Stock			Percent of Votes
Name and Address of Beneficial Owner	Number of Shares Owned		% of Class Owned	Number of Shares Owned		% of Class Owned	(All Classes) %
T. Rowe Price Associates, Inc	12,344,319	(1)	15.6%	—		—	9.0%
100 East Pratt Street
Baltimore, MD 21202
The Vanguard Group.	7,028,076	(2)	8.9%	—		—	5.1%
100 Vanguard Blvd.
Malvern, PA 19355
BlackRock, Inc.	6,699,527	(3)	8.5%	—		—	4.9%
55 East 52nd Street
New York, NY 10055
Barry Diller	7,233,984	(4)	8.4%	5,789,499	(5)	100%	42.9%
Chelsea Clinton	30,206	(6)	*	—		—	*
Michael D. Eisner	39,476	(7)	*	—		—	*
Bonnie S. Hammer	13,089	(8)	*	—		—	*
Victor A. Kaufman	82,876	(9)	*	—		—	*
Joseph Levin	1,268,127	(10)	1.6%	—		—	*
Bryan Lourd	24,541	(11)	*	—		—	*
David Rosenblatt	44,131	(12)	*	—		—	*
Glenn H. Schiffman	268,086	(13)	*	—		—	*
Alan G. Spoon	99,993	(14)	*	—		—	*
Mark Stein	533,156	(15)	*	—		—	*
Alexander von Furstenberg	510,712	(5)(16)	*	446,053	(5)	7.7%	3.3%
Diane von Furstenberg	3,829,146	(5)(17)	4.5%	3,692,425	(5)	63.8%	27.0%
Gregg Winiarski	478,173	(18)	*	—		—	*
Richard F. Zannino	36,855	(20)	*	—		—	*
All current named executives and directors as a group (14 persons)	10,216,989		11.5%	5,789,499		100%	44.3%

*	The percentage of shares beneficially owned does not exceed 1% of the class or voting power (of all classes).

(1)	Based upon information regarding IAC holdings reported by way of Amendment No. 3 to a Schedule 13G filed by T. Rowe Price Associates, Inc. (“Price Associates”) with the SEC on February 14, 2020. Price Associates beneficially owns the IAC holdings disclosed in the table above in its capacity as an investment adviser. Price Associates has sole voting and sole dispositive power over 4,818,008 and 12,344,319 shares of IAC common stock, respectively, listed in the table above.

(2)	Based upon information regarding IAC holdings reported by way of Amendment No. 7 to a Schedule 13G filed by The Vanguard Group (“Vanguard”) with the SEC on February 12, 2020. Vanguard beneficially owns the IAC holdings disclosed in the table above in its capacity as an investment adviser. Vanguard has sole voting power, shared voting power, sole dispositive power and shared dispositive power over 58,562, 22,359, 6,954,287 and 73,789 shares of IAC common stock, respectively, listed in the table above.

(3)	Based upon information regarding IAC holdings reported by way of Amendment No. 3 to a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on February 10, 2020. BlackRock beneficially owns the IAC holdings disclosed in the table above in its capacity as a parent holding company or control person of subsidiaries that provide investment advisory and asset management services. BlackRock has sole voting and sole dispositive power over 5,739,325 and 6,669,527 shares of IAC common stock, respectively, listed in the table above.

(4)	Consists of (i) 4,138,488 shares of IAC Class B common stock, which are convertible on a one-for-one basis into shares of IAC common stock, held in trusts for the benefit of certain members of Mr. Diller’s family, (ii) 1,651,011 shares of IAC Class B common stock held directly by Mr. Diller, (iii) 136,711 shares of IAC common stock held by a trust for the benefit of certain members of Mr. Diller’s family, (iv) 6,063 shares of IAC common stock held directly by Mr. Diller (v) 1,711 shares of IAC common stock held by a private foundation and (vii) vested options to purchase 1,300,000 shares of IAC common stock.

Mr. Diller has sole investment power over, and his spouse, Diane von Furstenberg, has sole voting power over, 3,692,435 shares of IAC Class B common stock and 136,711 shares of IAC common stock. Mr. Diller may be deemed to have the right to acquire investment power over 446,053 shares of IAC Class B common stock in the next sixty days as a result of his ability to designate a replacement for Mr. von Furstenberg as investment adviser of the family trust that holds such shares (see footnotes 5 and 16). Mr. Diller has shared voting and investment power over the IAC securities described in (v) above, as to which he disclaims beneficial ownership.

(5)	The total number of shares of IAC Class B common stock outstanding include (i) 3,692,435 shares collectively held by trusts for the benefit of certain members of Mr. Diller’s family and over which he has sole investment power and his spouse has sole voting power, (ii) 1,651,011 shares of IAC Class B common stock held directly by Mr. Diller and (iii) 446,053 shares held by a family trust over which Mr. von Furstenberg has sole voting and investment power.

(6)	Consists of (i) 29,843 shares of IAC common stock held directly by Ms. Clinton and (ii) 363 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next sixty days, subject to continued service.

(7)	Consists of (i) 39,113 shares of IAC common stock held directly by Mr. Eisner and (ii) 363 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next sixty days, subject to continued service.

(8)	Consists of (i) 12,726 shares of IAC common stock held directly by Ms. Hammer and (ii) 363 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next sixty days, subject to continued service.

(9)	Consists of shares of IAC common stock held directly by Mr. Kaufman.

(10)	Consists of (i) 130,627 shares of IAC common stock held directly by Mr. Levin and (ii) vested options to purchase 1,137,500 shares of IAC common stock.

(11)	Consists of (i) 24,178 shares of IAC common stock held directly by Mr. Lourd and (ii) 363 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next sixty days, subject to continued service.

(12)	Consists of (i) 43,768 shares of IAC common stock held directly by Mr. Rosenblatt and (ii) 363 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next sixty days, subject to continued service.

(13)	Consists of (i) 4,586 shares of IAC common stock held directly by Mr. Schiffman and (ii) 263,500 vested options to purchase shares of IAC common stock.

(14)	Consists of (i) 99,630 shares of IAC common stock held directly by Mr. Spoon and (ii) 363 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next sixty days, subject to continued service.

(15)	Consists of (i) 70,656 shares of IAC common stock held directly by Mr. Stein and (ii) vested options to purchase 462,500 shares of IAC common stock.

(16)	Consists of (i) 446,053 shares of IAC Class B common stock, which are convertible on a one-for-one basis into shares of IAC common stock, held by a family trust and over which Mr. von Furstenberg currently has sole voting and investment power, (ii) 64,296 shares of IAC common stock held directly by Mr. von Furstenberg and (iii) 363 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next sixty days, subject to continued service.

(17)	Consists of (i) 3,692,435 shares of IAC Class B common stock, which are convertible on a one-for-one basis into shares of IAC common stock, and (ii) 136,711 shares of IAC common stock, all of which are collectively held by trusts for the benefit of certain members of Mr. Diller’s family (the same trusts referred to in footnotes 4 and 5 above) and over which Ms. von Furstenberg has sole voting power and Mr. Diller has sole investment power.

(18)	Consists of (i) 34,168 shares of IAC common stock held directly by Mr. Winiarski and (ii) vested options to purchase 444,005 shares of IAC common stock.

(19)	Consists of (i) 36,492 shares of IAC common stock held directly by Mr. Zannino and (ii) 363 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next sixty days, subject to continued service.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 31, 2019, regarding IAC equity compensation plans pursuant to which grants of IAC stock options, IAC RSUs, performance-based RSUs or other rights to acquire shares of IAC common stock may be made from time to time.

	Number of			Number of
	Securities to			Securities
	be Issued			Remaining Available
	upon		Weighted-Average	for Future Issuance
	Exercise of		Exercise Price of	Under Equity
	Outstanding		Outstanding	Compensation Plans
	Options,		Options,	(Excluding
	Warrants and		Warrants and	Securities Reflected
	Rights		Rights	in Column (A))
Plan Category	(A)(1)		(B)	(C)
Equity compensation plans approved by security
holders(2)	5,283,936	(3)	$64.63	13,873,911	(4)
Equity compensation plans not approved by security
holders	—		—	—
Total	5,283,936	(3)	$64.63	13,873,911	(4)

(1)	Information excludes 1,224,123 gross shares that were potentially issuable upon the settlement of equity awards denominated in shares of subsidiaries of IAC, including ANGI Homeservices Inc. (“ANGI”), Match Group, Inc. (“Match”) and certain of their respective subsidiaries, based on the estimated values of such awards as of December 31, 2019. For a description of these awards (including IAC’s right to reimbursement for all shares of IAC common stock issued in settlement of ANGI and Match awards in the form of shares of capital stock of ANGI or Match and IAC’s ability to elect to settle such awards in shares of capital stock of ANGI or Match), see the disclosure under the caption Equity Instruments Denominated in the Shares of Certain Subsidiaries in Note 11—Stock-Based Compensation to the consolidated financial statements in IAC’s Form 10-K for the fiscal year ended December 31, 2019, which is incorporated herein by reference.

The number of shares ultimately needed to settle equity awards denominated in shares of IAC’s subsidiaries can vary from the estimated numbers disclosed above as a result of both movements in IAC’s stock price and determinations of the fair value of the relevant subsidiaries that differ from IAC’s estimated determinations of the fair value of such subsidiaries as of December 31, 2019.

(2)	Consists of IAC’s 2013 and 2018 Stock and Annual Incentive Plans. For a description of these plans, see the first two paragraphs of Note 11—Stock-Based Compensation to the consolidated financial statements in IAC’s Form 10-K for the fiscal year ended December 31, 2019, which are incorporated herein by reference.

(3)	Includes an aggregate of: (i) up to 396,517 shares issuable upon the vesting of IAC RSUs (including performance-based RSU awards, with the total number of shares included above assuming the maximum potential payout) and (ii) 4,887,419 shares issuable upon the exercise of outstanding IAC stock options, in each case, as of December 31, 2019.

(4)	Reflects shares that remain available for future issuance under the plans described in footnote 2 above.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review of Related Person Transactions

The Audit Committee has a formal, written policy that requires an appropriate review of all related person transactions by the Audit Committee, as required by Marketplace Rules governing conflict of interest transactions. For purposes of this policy, as amended, consistent with the Marketplace Rules, the terms ‘‘related person’’ and ‘‘transaction’’ are determined by reference to Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended (‘‘Item 404’’). During 2019, in accordance with this policy, IAC management was required to determine whether any proposed transaction, arrangement or relationship with a related person fell within the Item 404 definition of ‘‘transaction,’’ and if so, review such transaction with the Audit Committee. In connection with such determinations, IAC management and the Audit Committee consider: (i) the parties to the transaction and the nature of their affiliation with IAC and the related person, (ii) the dollar amount involved in the transaction, (iii) the material terms of the transaction, including whether the terms of the transaction are ordinary course and/or otherwise negotiated at arms’ length, (iv) whether the transaction is material, on a quantitative and/or qualitative basis, to IAC and/or the related person and (v) any other facts and circumstances that IAC management or the Audit Committee deems appropriate.

Relationships Involving Significant Stockholders, Named Executives and Directors

Relationships Involving Mr. Diller. Pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive, he currently generally has the right to consent to limited matters in the event that IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period. In addition, Mr. Diller, through a company he controls, entered into an agreement pursuant to which he provided initial funding in the amount of approximately $214,000 for the development of a screenplay for a motion picture, and would be entitled to certain compensation if the motion picture were to be produced. An IAC subsidiary, along with a partner, will produce the motion picture, and in 2019, such IAC subsidiary reimbursed Mr. Diller for the amount he financed, and assumed all of Mr. Diller’s rights and obligations under the related agreement.

Relationships Involving Expedia Group, Inc.

Overview. Since the completion of the spin-off of Expedia in August 2005 (the ‘‘Expedia Spin-Off’’), IAC and Expedia (now known as Expedia Group, Inc. (‘‘Expedia Group’’)) have been related parties since Mr. Diller exerts significant influence over both entities by virtue of his role as Senior Executive at both companies, the fact that he and certain members of his family collectively have sole voting and/or investment power over all shares of IAC Class B common stock outstanding and his voting power at Expedia Group. In connection with and following the Expedia Spin-Off, IAC and Expedia Group entered into certain arrangements, including arrangements regarding the sharing of certain costs, the use and ownership of certain aircraft and various commercial agreements, certain of which are generally described below.

Cost Sharing Arrangements. Mr. Diller currently serves as Chairman and Senior Executive of both IAC and Expedia Group. In connection with the Expedia Spin-Off, IAC and Expedia Group had agreed, in light of Mr. Diller’s senior role at both companies and his anticipated use of certain resources to the benefit of both companies, to share certain expenses associated with such usage, as well as certain costs incurred by IAC in connection with the provision of certain benefits to Mr. Diller (the ‘‘Shared Costs’’). Cost sharing arrangements in effect during 2019 provided that each of IAC and Expedia Group cover 50% of the Shared Costs, which both companies agreed best reflects the allocation of actual time spent (and time to be spent) by Mr. Diller between the two companies. Shared Costs include costs for personal use of cars and equipment dedicated to Mr. Diller’s use and expenses relating to Mr. Diller’s support staff. Costs in 2019 for which IAC billed Expedia Group were approximately $476,000 pursuant to these arrangements.

Aircraft Arrangements. Each of IAC and Expedia Group currently has a 50% ownership interest in two aircraft that may be used by both companies (the ‘‘Aircraft’’). Pursuant to an amended and restated operating agreement that allocates the costs of operating and maintaining the Aircraft between the parties, fixed costs are allocated 50% to each company and variable costs are allocated based on usage. These costs are generally paid by each company to third parties in accordance with the terms of the amended and restated operating agreement.

In the event Mr. Diller ceases to serve as Chairman of either IAC or Expedia Group, each of IAC and Expedia Group will have a put right (to the other party) with respect to its owned interest in the aircraft that it does not primarily use (with such determination to be based on relative usage over the twelve months preceding such event), in each case, at fair market value for the relevant aircraft.

Members of the flight crew for the Aircraft are employed by an entity in which each of IAC and Expedia Group has a 50% ownership interest. IAC and Expedia Group share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the Aircraft, for which they are separately billed by the entity described above. During 2019, total payments in the amount of approximately $2.1 million were made to this entity by IAC.

In 2019, IAC and Expedia Group entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of $72.3 million (including purchase price and related costs), with each company to bear 50% of such expected cost. IAC and Expedia Group have each paid approximately $23.0 million in 2019 connection with their joint entry into the purchase agreement, with their respective shares of the balance due upon delivery of the new aircraft, which is expected to occur in early 2021.

Commercial Agreements. In connection with and following the Expedia Spin-Off, certain IAC businesses entered into commercial agreements with certain Expedia Group businesses, including a lease for IAC office space to Expedia Group. IAC believes that these arrangements are ordinary course and have been negotiated at arm’s length. In addition, IAC believes that none of these arrangements, whether taken individually or in the aggregate, constitute a material contract to IAC. With the exception of the lease (pursuant to which IAC billed Expedia Group approximately $353,000 in 2019), none of these arrangements, whether taken individually or together with other similar agreements, involved payments to or from IAC and its businesses in excess of $120,000 in 2019.

DIRECTOR INDEPENDENCE

Under the Marketplace Rules of The Nasdaq Stock Market, LLC (the ‘‘Marketplace Rules’’), the IAC board of directors has a responsibility to make an affirmative determination that those members of the board who serve as independent directors do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In connection with the independence determinations described below, the IAC board of directors reviewed information regarding transactions, relationships and arrangements relevant to independence, including those required by the Marketplace Rules. This information is obtained from director responses to questionnaires circulated by IAC management, as well as from IAC records and publicly available information. Following these determinations, IAC management monitors those transactions, relationships and arrangements that were relevant to such determinations, as well as periodically solicits updated information potentially relevant to independence from internal personnel and directors, to determine whether there have been any developments that could potentially have an adverse impact on prior independence determinations.

In early 2019, the IAC board of directors determined that each of Messrs. Eisner, Lourd, Rosenblatt, Spoon and Zannino and Mses. Clinton and Hammer, as well as a former director (Edgar Bronfman, Jr.), is independent. In connection with these determinations, the IAC board of directors considered that in some cases in the ordinary course of business, IAC and its businesses sell products and services to, purchase products and services from, acquire assets or businesses from (or sell them to) and/or make donations to entities at which certain directors are employed or serve as directors, or over which certain directors otherwise exert control. Furthermore, the IAC board of directors considered whether there were any payments made to (or received from) such entities by IAC and its businesses. No relationships or payments considered were determined to be of the type that would: (i) preclude a finding of director independence under the Marketplace Rules or (ii) otherwise interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In early 2020, the Board determined that each of Messrs. Eisner, Lourd, Rosenblatt, Spoon and Zannino and Mses. Clinton and Hammer is independent. In connection with these determinations, the Board considered that in some cases in the ordinary course of business, IAC and its businesses sell products and services to, purchase products and services from, acquire assets or businesses from (or sell them to) and/or make donations to entities at which certain directors are employed or serve as directors, or over which certain directors otherwise exert control. Furthermore, the Board considered whether there were any payments made to (or received from) such entities by IAC and its businesses. No relationships or payments considered were determined to be of the type that would: (i) preclude a finding of director independence under the Marketplace Rules or (ii) otherwise interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Of the remaining incumbent directors, Messrs. Diller, Kaufman and Levin are executive officers of IAC and Mr. von Furstenberg is Mr. Diller’s stepson. Given these relationships, none of these directors is independent.

In addition to the satisfaction of the director independence requirements set forth in the Marketplace Rules, members of the Audit and Compensation and Human Resources Committees have also satisfied separate independence requirements under the current standards imposed by applicable SEC rules and the Marketplace Rules for audit committee and compensation committee members.

Item 14.    Principal Accounting Fees and Services

Fees Paid to IAC’s Independent Registered Public Accounting Firm

The following table sets forth fees for all professional services rendered by Ernst & Young LLP to IAC for the years ended December 31, 2019 and 2018:

	2019		2018
Audit Fees	$2,865,750	(1)	$2,366,000	(2)
Audit-Related Fees(3)	$2,753,500		$50,000
Total Audit and Audit-Related Fees	$5,619,250		$2,416,000
Tax Fees(4)	$10,000		—
Total Fees	$5,629,250		$2,416,000

(1)	Audit Fees in 2019 include (i) fees associated with the annual audit of financial statements and internal control over financial reporting and the review of periodic reports, (ii) statutory audits (audits performed for certain IAC businesses in various jurisdictions abroad, which audits are required by local law), (iii) fees for services performed in connection with the offering of the 0.875% Exchangeable Senior Notes due 2026 ($575 million aggregate principal amount) and 2.00% Exchangeable Senior Notes due 2030 ($575 million aggregate principal amount) by IAC subsidiaries, as well as the review and issuance of the related comfort letter and other services related to such offering, and (iv) fees for accounting consultations.

Excludes 2019 Audit Fees in the total aggregate amount of $3,060,000 and $1,932,000 incurred and paid directly by Match Group, Inc. and ANGI Homeservices Inc., respectively.

(2)	Audit Fees in 2018 include (i) fees associated with the annual audit of financial statements and internal control over financial reporting and the review of periodic reports, (ii) statutory audits and (iii) fees for accounting consultations.

Excludes 2018 Audit Fees in the total aggregate amount of $2,920,000 and $2,071,000 incurred and paid directly by Match Group, Inc. and ANGI Homeservices Inc., respectively.

(3)	Audit-Related Fees in: (i) 2019 include fees associated with incremental audit procedures for the carve out audit of IAC Holdings, Inc., a direct wholly owned subsidiary of IAC, for the fiscal years ended December 31, 2016, 2017 and 2018, and related incremental procedures associated with the interim review of IAC Holdings, Inc. for the periods ended September 30, 2019 and September 30, 2018, both in connection with the filing of the registration statement on Form S-4 related to the separation of Match Group, Inc. from IAC and fees for benefit plan audits and (ii). 2018 include fees for benefit plan audits

(4)	Tax Fees in the total aggregate amount of $2,400 (primarily for tax compliance services) that were incurred and paid directly by Match Group, Inc. in each of 2019 and 2018 have been excluded from the table above.

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

All tax services require specific pre-approval by the Audit Committee. In addition, the Audit Committee has designated specific services that have the pre-approval of the Audit Committee (each of which is subject to pre-approved cost levels) and has classified these pre-approved services into one of three categories: Audit, Audit-Related and All Other (excluding Tax). The term of any pre-approval is twelve months from the date of the pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee reviews the list of pre-approved services from time to time and will revise it as and if appropriate. Pre-approved fee levels for all services to be provided by IAC’s independent registered public accounting firm are established periodically from time to time by the Audit Committee.

Pursuant to the pre-approval policy, the Audit Committee may delegate its authority to grant pre-approvals to one or more of its members, and has currently delegated this authority to its Chairperson. The decisions of the Chairperson (or any other member(s) to whom such authority may be delegated) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to IAC management.

Item 15.    Exhibits and Financial Statement Schedules

(a)(3)    Exhibits

The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed with this Amendment No. 1 and are in addition to those documents filed or furnished with the Original Form 10-K, which are incorporated herein by reference.

Exhibit No.	Description
31.4	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.5	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.6	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

99.1	IAC/InterActiveCorp Audit Committee Charter.(1)

99.2	IAC/InterActiveCorp Compensation and Human Resources Committee Charter.(1)

99.3	IAC/InterActiveCorp Nominating Committee Charter.(1)

104	The cover page from this Form 10-K/A for the year ended December 31, 2019 is formatted in Inline XBRL.

(1)         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2020	IAC/INTERACTIVECORP

	By:	/s/ Gregg Winiarski
Gregg Winiarski
Executive Vice President, General Counsel & Secretary