Form 10-Q
period 2020-03-31
IAC/INTERACTIVECORP
filed 2020-05-08
CIK 891103

As filed with the Securities and Exchange Commission on May 8, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2020, the following shares of the registrant's common stock were outstanding:

Common Stock	79,175,691
Class B Common Stock	5,789,499
Total outstanding Common Stock	84,965,190

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$2,822,729	$3,139,295
Short-term investments	20,000	—
Marketable securities	49,912	19,993
Accounts receivable, net of allowance and reserves of $28,669 and $24,726, respectively	375,854	298,334
Other current assets	267,814	249,367
Total current assets	3,536,309	3,706,989

Property, capitalized software and equipment, net of accumulated depreciation and amortization	373,561	371,353
Goodwill	3,042,139	2,854,462
Intangible assets, net of accumulated amortization	671,467	578,474
Long-term investments	301,592	353,052
Deferred income taxes	190,849	167,054
Other non-current assets	318,832	301,441
TOTAL ASSETS	$8,434,749	$8,332,825

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable, trade	102,367	94,356
Deferred revenue	433,728	397,490
Accrued expenses and other current liabilities	514,571	502,003
Total current liabilities	1,064,416	1,007,599

Long-term debt, net	3,625,008	3,121,572
Income taxes payable	18,398	36,489
Deferred income taxes	19,398	21,388
Other long-term liabilities	210,274	202,932

Redeemable noncontrolling interests	42,431	44,527

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; issued 263,502 and 263,230 shares, respectively, and outstanding 79,162 and 78,890 shares, respectively	264	263
Class B convertible common stock $.001 par value; authorized 400,000 shares; issued 16,157 shares and outstanding 5,789 shares	16	16
Additional paid-in capital	11,412,142	11,683,799
Retained earnings	1,478,885	1,689,925
Accumulated other comprehensive loss	(157,285)	(136,349)
Treasury stock 194,708 shares	(10,309,612)	(10,309,612)
Total IAC shareholders' equity	2,424,410	2,928,042
Noncontrolling interests	1,030,414	970,276
Total shareholders' equity	3,454,824	3,898,318
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,434,749	$8,332,825

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Revenue	$1,228,765	$1,105,843
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	323,221	260,071
Selling and marketing expense	432,697	421,860
General and administrative expense	256,021	213,616
Product development expense	105,733	88,700
Depreciation	24,738	18,971
Amortization of intangibles	52,162	22,752
Goodwill impairment	211,973	—
Total operating costs and expenses	1,406,545	1,025,970
Operating (loss) income	(177,780)	79,873
Interest expense	(44,866)	(31,143)
Other (expense) income, net	(49,893)	651
(Loss) earnings before income taxes	(272,539)	49,381
Income tax benefit	89,896	63,604
Net (loss) earnings	(182,643)	112,985
Net earnings attributable to noncontrolling interests	(28,397)	(24,290)
Net (loss) earnings attributable to IAC shareholders	$(211,040)	$88,695

Per share information attributable to IAC shareholders:
Basic (loss) earnings per share	$(2.49)	$1.06
Diluted (loss) earnings per share	$(2.49)	$0.91

Stock-based compensation expense by function:
Cost of revenue	$1,185	$1,289
Selling and marketing expense	2,424	2,717
General and administrative expense	44,637	45,010
Product development expense	10,218	18,428
Total stock-based compensation expense	$58,464	$67,444
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net (loss) earnings	$(182,643)	$112,985
Other comprehensive (loss) income, net of income taxes:
Change in foreign currency translation adjustment	(26,093)	1,309
Change in unrealized gains and losses on available-for-sale debt securities	(12)	1
Total other comprehensive (loss) income, net of income taxes	(26,105)	1,310
Comprehensive (loss) income, net of income taxes	(208,748)	114,295
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(28,397)	(24,290)
Change in foreign currency translation adjustment attributable to noncontrolling interests	4,766	(316)
Change in unrealized gains and losses of available-for-sale debt securities attributable to noncontrolling interests	—	1
Comprehensive income attributable to noncontrolling interests	(23,631)	(24,605)
Comprehensive (loss) income attributable to IAC shareholders	$(232,379)	$89,690

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2020 and 2019
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive (Loss) Income		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2019	$44,527	$263	263,230	$16	16,157	$11,683,799	$1,689,925	$(136,349)	$(10,309,612)	$2,928,042	$970,276	$3,898,318
Net (loss) earnings	(1,462)	—	—	—	—	—	(211,040)	—	—	(211,040)	29,859	(181,181)
Other comprehensive income (loss), net of income taxes	99	—	—	—	—	—	—	(21,339)	—	(21,339)	(4,865)	(26,204)
Stock-based compensation expense	15	—	—	—	—	11,499	—	—	—	11,499	44,586	56,085
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	272	—	—	(20,516)	—	—	—	(20,515)	—	(20,515)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	2,418	—	—	—	—	(2,418)	—	—	—	(2,418)	—	(2,418)
Issuance of Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(139,565)	—	403	—	(139,162)	(9,442)	(148,604)
Purchase of Match Group and ANGI Homeservices treasury stock	—	—	—	—	—	(120,658)	—	—	—	(120,658)	—	(120,658)
Other	(1)	—	—	—	—	1	—	—	—	1	—	1
Balance as of March 31, 2020	$42,431	$264	263,502	$16	16,157	$11,412,142	$1,478,885	$(157,285)	$(10,309,612)	$2,424,410	$1,030,414	$3,454,824

Balance as of December 31, 2018	$65,687	$262	262,303	$16	16,157	$12,022,387	$1,258,794	$(128,722)	$(10,309,612)	$2,843,125	$708,676	$3,551,801
Net (loss) earnings	(1,051)	—	—	—	—	—	88,695	—	—	88,695	25,341	114,036
Other comprehensive income, net of income taxes	186	—	—	—	—	—	—	995	—	995	129	1,124
Stock-based compensation expense	42	—	—	—	—	20,165	—	—	—	20,165	47,237	67,402
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	326	—	—	(4,911)	—	—	—	(4,910)	—	(4,910)
Purchase of redeemable noncontrolling interests	(3,182)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	10,242	—	—	—	—	(10,242)	—	—	—	(10,242)	—	(10,242)
Issuance of Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(158,958)	—	1,008	—	(157,950)	10,092	(147,858)
Other	(10)	—	—	—	—	(17)	—	—	—	(17)	—	(17)
Balance as of March 31, 2019	$71,914	$263	262,629	$16	16,157	$11,868,424	$1,347,489	$(126,719)	$(10,309,612)	$2,779,861	$791,475	$3,571,336

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(182,643)	$112,985
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	58,464	67,444
Amortization of intangibles	52,162	22,752
Depreciation	24,738	18,971
Bad debt expense	19,931	15,005
Goodwill impairment	211,973	—
Deferred income taxes	(59,166)	(65,107)
Losses on equity securities, net	51,473	44
Other adjustments, net	20,690	18,697
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(79,799)	(88,367)
Other assets	10,172	6,730
Accounts payable and other liabilities	(24,720)	(26,829)
Income taxes payable and receivable	(47,787)	(6,154)
Deferred revenue	25,487	26,770
Net cash provided by operating activities	80,975	102,941
Cash flows from investing activities:
Acquisitions, net of cash acquired	(532,857)	(21,555)
Capital expenditures	(24,591)	(25,855)
Proceeds from maturities of marketable debt securities	20,000	123,500
Purchases of marketable debt securities	(49,806)	(39,740)
Net proceeds from the sale of businesses and investments	1,476	20,472
Purchases of investments	(25)	—
Other, net	(203)	(1,215)
Net cash (used in) provided by investing activities	(586,006)	55,607
Cash flows from financing activities:
Proceeds from issuance of Match Group debt	500,000	350,000
Borrowings under Match Group Credit Facility	—	40,000
Principal payments on Match Group Credit Facility	—	(300,000)
Principal payments on ANGI Homeservices Term Loan	(3,438)	(3,438)
Debt issuance costs	(8,977)	(5,542)
Purchase of Match Group and ANGI Homeservices treasury stock	(120,198)	(24,186)
Proceeds from the exercise of IAC stock options	412	9,298
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	—	573
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(20,927)	(14,062)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	(148,580)	(123,148)
Purchase of noncontrolling interests	(3,165)	(3,182)
Other, net	(464)	27
Net cash provided by (used in) financing activities	194,663	(73,660)
Total cash (used) provided	(310,368)	84,888
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,996)	815
Net (decrease) increase in cash and cash equivalents and restricted cash	(316,364)	85,703
Cash and cash equivalents and restricted cash at beginning of period	3,140,358	2,133,685
Cash and cash equivalents and restricted cash at end of period	$2,823,994	$2,219,388

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC operates Vimeo, Dotdash and Care.com, among many other online businesses, and has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish, OkCupid and Hinge, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy.
Separation
On December 19, 2019, IAC/InterActiveCorp ("IAC") entered into a Transaction Agreement (as amended as of April 28, 2020, the "Transaction Agreement") with Match Group, Inc. ("MTCH"), IAC Holdings, Inc., a direct wholly owned subsidiary of IAC ("New IAC"), and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of IAC. Subject to the terms and conditions set forth in the Transaction Agreement, the businesses of MTCH will be separated from the remaining businesses of IAC through a series of transactions that will result in the pre-transaction stockholders of IAC owning shares in two, separate public companies—(1) IAC, which will be renamed Match Group, Inc. ("New Match") and which will own the businesses of MTCH and certain IAC financing subsidiaries, and (2) New IAC, which will be renamed IAC/InterActiveCorp and which will own IAC's other businesses—and the pre-transaction stockholders of MTCH (other than IAC) owning shares in New Match. Completion of the separation, which is expected to occur in the second quarter of 2020, is subject to a number of conditions, including approval by a majority of the disinterested shareholders of MTCH, approval of IAC’s shareholders and other customary conditions and approvals. This transaction is referred to as the "Separation".
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
As of March 31, 2020, IAC’s economic interest and voting interest in:

•	Match Group were 80.4%, and 97.4%, respectively. All references to "Match Group" or "MTCH" in this report are to Match Group, Inc.

•	ANGI Homeservices were 84.9%, and 98.3%, respectively. All reference to "ANGI Homeservices" or "ANGI" in this report are to ANGI Homeservices Inc.
COVID-19 Update
The Company's business could be materially and adversely affected by the outbreak of COVID-19, which has been declared a "pandemic" by the World Health Organization.
To date, the Company's ANGI Homeservices business has experienced a decline in demand for home services requests, driven primarily by decreases in demand in certain categories of jobs (particularly non-essential projects) and decreases in demand in regions most affected by the COVID-19 outbreak, which the Company attributes both to the unwillingness of consumers to interact with service professionals face-to-face or have service professionals in their homes, and to lower levels of consumer confidence and discretionary income generally. In addition, with respect to the Company's ad-supported businesses, the Company has experienced a meaningful decrease in advertising rates across the Company's various properties (as much as 30% year over year). And while the Company's Match Group business has experienced improved user and engagement metrics, it has also experienced a decline in new users and paying subscribers during the pandemic.
In connection with the first quarter close of its books, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its assets. The Company determined, as of March 31, 2020, the fair value for those assets for which COVID-19 was deemed to be an indicator of possible impairment and identified the following impairments:

•	a $212.0 million impairment related to the goodwill of the Desktop reporting unit;

•	a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit;

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	a $4.6 million impairment related to certain indefinite-lived intangible assets of the Match Group reporting unit;

•	a $51.5 million impairment of certain equity securities without readily determinable fair values; and

•	a $7.5 million impairment of a note receivable and a warrant related to certain investees.
The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, non-essential services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.
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
In management's opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of definite-lived intangible assets and property, capitalized software and equipment; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Accounting for Investments in Equity Securities

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investments in equity securities, other than those of the Company's consolidated subsidiaries and those accounted for under the equity method, if applicable, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, following its adoption on January 1, 2018, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of the its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income (expense), net. See "Note 4—Financial Instruments and Fair Value Measurements" for additional information on the impairments of certain equity securities without readily determinable fair values recorded in the quarter ended March 31, 2020.
In the event the Company has investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying consolidated balance sheet. At March 31, 2020 and December 31, 2019, the Company did not have any investments accounted for using the equity method.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company's customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 8—Segment Information."
Prior to January 1, 2020, ANGI's Handy business recorded revenue on a net basis. Effective January 1, 2020, the Company modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition will change for pre-priced jobs and will be later than the timing of existing consumer connection revenue for HomeAdvisor because the Company will not be able to record revenue, generally, until the service professional completes the job on the Company's behalf. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $15.2 million during the three months ended March 31, 2020.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the Company's performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2019 are $397.5 million and $1.3 million, respectively. During the three months ended March 31, 2020, the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company recognized $258.2 million of revenue that was included in the deferred revenue balance as of December 31, 2019. During the three months ended March 31, 2019, the Company recognized $234.8 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current and non-current deferred revenue balances at March 31, 2020 are $433.7 million and $1.3 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Practical Expedients and Exemptions
As permitted under the practical expedient available under ASU No. 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which the Company has the right to invoice for services performed.
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the customer relationship period is greater than one year is $47.5 million and $42.4 million at March 31, 2020 and December 31, 2019, respectively.
Certain Risks and Concentrations—Services Agreement with Google
A meaningful portion of the Company's revenue is attributable to a services agreement with Google (the "Services Agreement"). In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three months ended March 31, 2020 and 2019, consolidated revenue earned from Google was $138.9 million and $195.8 million, representing 11% and 18%, respectively, of the Company's consolidated revenue. Accounts receivable related to revenue earned from Google totaled $48.7 million and $53.0 million at March 31, 2020 and December 31, 2019, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business within the Applications segment and Ask Media Group within the Emerging & Other segment. For the three months ended March 31, 2020 and 2019, revenue earned from the Services Agreement was $46.1 million and $88.1 million, respectively, within the Applications segment and $80.5 million and $94.8 million, respectively, within the Emerging & Other segment.
The Services Agreement was scheduled to expire on March 31, 2020. On February 11, 2019, the Company and Google amended the Services Agreement, effective as of April 1, 2020. The amendment extends the expiration date of the agreement to March 31, 2023; provided that during September 2020 and during each September thereafter, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. The Company believes that the amended agreement, taken as a whole, is comparable to the pre-amendment agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of the Company's products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on the Company's consolidated financial condition and results of operations, particularly the Desktop business and Ask Media Group. From time to time, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business and may do so in the future.
Adoption of ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The Company adopted ASU No. 2019-12 effective January 1, 2020, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU No. 2019-12 on January 1, 2020 using the modified retrospective basis for those amendments that are not applied on a

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

prospective basis. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s consolidated financial statements.
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company's tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on the Company's preliminary analysis of the CARES Act, IAC expects to avail itself of the following:

•	a refund of federal income taxes due to a five-year carryback of net operating loss incurred in 2019;

•	accelerated depreciation deductions;

•	a relaxation of interest expense deduction limitations for income tax purposes; and

•	a deferral of 2020 employer social security payroll taxes.

The Company continues to review and consider worldwide government programs related to the COVID-19 pandemic; however, the Company does not expect the impact of these programs to be material.
For the three months ended March 31, 2020, the Company recorded an income tax benefit of $89.9 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and a revaluation of net operating loss deferred taxes due to the CARES Act, partially offset by the non-deductible portion of the Desktop goodwill impairment charge and unbenefited losses related to other investment impairments. For the three months ended March 31, 2019, the Company recorded an income tax benefit, despite pre-tax income, of $63.6 million, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of the Company’s federal income tax returns for the years ended December 31, 2010 through 2016, resulting in reductions to the manufacturing tax deduction and research credits claimed. The IRS is expected to begin an audit of the year ended December 31, 2017 in the second quarter. The statute of limitations for the years 2010 through 2012 has been extended to November 30, 2020 and the statute of limitations for the years 2013 through 2016 has been extended to March 31, 2021. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2020 and December 31, 2019, unrecognized tax benefits, including interest and penalties, are $56.2 million and $74.4 million, respectively. Unrecognized tax benefits, including interest and penalties, at March 31, 2020 decreased by $18.2 million due primarily to the effective settlement of certain prior year tax positions with the IRS relating to the manufacturing tax deduction and research credits. If unrecognized tax benefits at March 31, 2020 are subsequently recognized, $51.1 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2019 was $69.2 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $9.9 million by March 31, 2021, due primarily to expirations of statutes of limitations and other settlements, $9.7 million of which would reduce the income tax provision.
NOTE 3—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Goodwill	$3,042,139	$2,854,462
Intangible assets with indefinite lives	473,208	446,495
Intangible assets with definite lives, net of accumulated amortization	198,259	131,979
Total goodwill and intangible assets, net	$3,713,606	$3,432,936

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended March 31, 2020:

	Balance at December 31, 2019	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance at March 31, 2020
	(In thousands)
Match Group	$1,239,840	$—	$—	$—	$(12,108)	$1,227,732
ANGI Homeservices	882,051	—	—	—	(4,867)	877,184
Vimeo	219,374	—	(38)	—	—	219,336
Applications:
Desktop	265,146	—	—	(211,973)	—	53,173
Mosaic Group	239,602	—	—	—	(134)	239,468
Total Applications	504,748	—	—	(211,973)	(134)	292,641
Emerging & Other	8,449	416,797	—	—	—	425,246
Total	$2,854,462	$416,797	$(38)	$(211,973)	$(17,109)	$3,042,139

Additions are related to the acquisition of Care.com (included in Emerging & Other Segment).
In connection with the first quarter close of its books, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its reporting units and indefinite-lived intangible assets. The Company

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

determined the fair value of these reporting units and indefinite-lived intangible assets as of March 31, 2020 and identified the following impairments:

•	a $212.0 million impairment related to the goodwill of the Desktop reporting unit;

•	a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit; and

•	a $4.6 million impairment related to certain indefinite-lived intangible assets of the Match Group reporting unit.
In addition, the updated valuation of the Mosaic Group reporting unit indicates that the fair value of this reporting unit approximates its carrying value. The goodwill of the Desktop and Mosaic Group reporting units is $53.2 million and $239.5 million, respectively, as of March 31, 2020. To the extent there is a decline in the fair value of these reporting units, a goodwill impairment would be recorded to the extent the carrying value exceeds the fair value.
The fair value of the Desktop and Mosaic Group reporting units was determined using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses were based on the most recent forecasts for Desktop and Mosaic Group for 2020 and each of the years in the forecast period, which were updated in light of COVID-19. For years beyond the forecast period, Desktop and Mosaic Group estimates were based, in part, on forecasted growth rates. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the expected future cash flows of the Desktop and Mosaic Group reporting units. The discount rate used for determining the fair value of both the Desktop and Mosaic Group reporting units was 15.0%. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the Desktop and Mosaic Group reporting units. To determine a peer group of companies for Desktop and Mosaic Group, the Company considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $709.4 million.
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
The March 31, 2020 and December 31, 2019 goodwill balances reflect accumulated impairment losses of $741.1 million and $529.1 million, respectively, at Applications. The March 31, 2020 and December 31, 2019 goodwill balances also reflect accumulated impairment losses of $399.7 million, $198.3 million, and $14.9 million at the businesses previously included in

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the IAC Publishing segment (excluding Dotdash, included in the Emerging & Other segment), Dotdash and College Humor Media (included in the Emerging & Other segment), respectively.
As described above, since the effects of COVID-19 were an indicator of impairment, the Company updated its calculations of the fair value of its indefinite-lived intangible assets as of March 31, 2020. The Company recorded impairment charges of $21.4 million and $4.6 million at Desktop and MTCH, respectively, related to indefinite-lived trade names. The impairment of indefinite-lived intangible assets is included in “Amortization of intangibles” in the accompanying consolidated statement of operations. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses were based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The discount rates used to value the trade names, including those that were impaired, in the first quarter of 2020 ranged from 10.5% to 15.0% and the royalty rates used ranged from 1.0% to 6.0%. The aggregate carrying value of indefinite-lived intangible assets for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $162.5 million.
At March 31, 2020 and December 31, 2019, intangible assets with definite lives are as follows:

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$203,737	$(87,442)	$116,295	4.7
Service professional relationships	99,850	(83,560)	16,290	3.0
Customer lists and user base	79,768	(26,804)	52,964	4.0
Trade names	21,868	(15,544)	6,324	2.7
Memberships	15,900	(13,264)	2,636	3.0
Other	14,703	(10,953)	3,750	3.7
Total	$435,826	$(237,567)	$198,259	4.0

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$154,052	$(79,358)	$74,694	4.6
Service professional relationships	99,651	(76,445)	23,206	2.9
Customer lists and user base	44,548	(24,488)	20,060	3.3
Trade names	19,074	(13,068)	6,006	3.2
Memberships	15,900	(11,940)	3,960	3.0
Other	13,952	(9,899)	4,053	3.7
Total	$347,177	$(215,198)	$131,979	3.8

At March 31, 2020, amortization of intangible assets with definite lives is estimated to be as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands)
Remainder of 2020	$60,498
2021	45,014
2022	39,859
2023	30,119
2024	15,841
Thereafter	6,928
Total	$198,259

NOTE 4—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At March 31, 2020 and December 31, 2019, the fair value of marketable securities are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Available-for-sale marketable debt securities	$49,912	$19,993
Total marketable securities	$49,912	$19,993

At March 31, 2020, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$49,924	$—	$(12)	$49,912
Total available-for-sale marketable debt securities	$49,924	$—	$(12)	$49,912

The contractual maturities of debt securities classified as current available-for-sale at March 31, 2020 are within one year. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of March 31, 2020 and December 31, 2019.
At December 31, 2019, current available-for-sale marketable debt securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	19,993	—	—	19,993
Total available-for-sale marketable debt securities	$19,993	$—	$—	$19,993

Equity Securities Without Readily Determinable Fair Values
At March 31, 2020 and December 31, 2019, the carrying values of the Company's investments in equity securities without readily determinable fair values totaled $301.6 million and $353.1 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. During the first quarter of 2020, the Company recorded unrealized impairments of $51.5 million related to certain equity securities without readily determinable fair values due to the impact of COVID-19. All gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other (expense) income, net" in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a summary of unrealized gains and losses recorded in "Other (expense) income, net," as adjustments to the carrying value of equity securities without readily determinable fair values held as of March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Upward adjustments (gross unrealized gains)	$—	$—
Downward adjustments including impairment (gross unrealized losses)	(51,484)	(150)
Total	$(51,484)	$(150)

The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at March 31, 2020 were $19.9 million and $58.1 million, respectively.
Realized and unrealized gains and losses for the Company's marketable equity securities and investments without readily determinable fair values for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Realized gains, net, for equity securities sold	$12	$78
Unrealized losses, net, on equity securities held	(51,484)	(122)
Total losses, net recognized in other (expense) income, net	$(51,472)	$(44)

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$2,007,519	$—	$—	$2,007,519
Treasury discount notes	—	99,882	—	99,882
Time deposits	—	72,809	—	72,809
Short-term investments	—	20,000	—	20,000
Marketable securities:
Treasury discount notes	—	49,912	—	49,912
Other non-current assets:
Warrant	—	—	6,489	6,489
Total	$2,007,519	$242,603	$6,489	$2,256,611

Liabilities:
Contingent consideration arrangement	$—	$—	$(636)	$(636)

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$2,164,576	$—	$—	$2,164,576
Treasury discount notes	—	199,896	—	199,896
Time deposits	—	128,075	—	128,075
Commercial paper	—	29,960	—	29,960
Marketable securities:
Commercial paper	—	19,993	—	19,993
Other non-current assets:
Warrant	—	—	8,495	8,495
Total	$2,164,576	$377,924	$8,495	$2,550,995

Liabilities:
Contingent consideration arrangement	$—	$—	$(6,918)	$(6,918)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2020		2019
	Warrant	Contingent Consideration Arrangements	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$8,495	$(6,918)	$(28,631)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(2,006)	6,282	(1,529)
Included in other comprehensive loss	—	—	(14)
Fair value at date of acquisition	—	(1,000)	—
Settlements	—	1,000	1,988
Balance at March 31	$6,489	$(636)	$(28,186)

Warrant
As part of the Company’s investment in Turo, a peer-to-peer car sharing marketplace, the Company received a warrant that is net settleable at the Company's option and is recorded at fair value each reporting period with any change included in "Other (expense) income, net" in the accompanying consolidated statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the accompanying consolidated balance sheet.
Contingent Consideration Arrangements
At March 31, 2020, the Company has one outstanding contingent consideration arrangement related to a business acquisition. The arrangement has a remaining total maximum contingent payment of $30.0 million. At March 31, 2020, the gross fair value of this arrangement, before unamortized discount, is $1.3 million. In connection with the Care.com acquisition on February 11, 2020, the Company assumed a contingent consideration arrangement liability of $1.0 million, which was subsequently paid during the first quarter of 2020. During the first quarter of 2019, the Company paid $2.0 million to settle a contingent consideration arrangement that was outstanding at December 31, 2018.
Generally, the Company's contingent consideration arrangements are based upon financial performance and/or operating metric targets and the Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangements are initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligations to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangement at March 31, 2020 and December 31, 2019 reflect a discount rate of 25%.
The fair value of contingent consideration arrangements is sensitive to changes in the expected achievement of the applicable targets and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in "General and administrative expense" in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at March 31, 2020 and December 31, 2019 includes a non-current portion of $0.6 million and $6.9 million, respectively. The non-current portion of the contingent consideration liability is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets and property, capitalized software and equipment, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs. See "Note 3—Goodwill and Intangible Assets" for a detailed description of the Desktop goodwill and indefinite-lived intangible asset impairments recorded in the quarter ended March 31, 2020.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,750)	$(13,750)	$(13,681)
Long-term debt, net(a)	(3,625,008)	(4,017,844)	(3,121,572)	(4,136,988)

_____________________

(a)
At March 31, 2020 and December 31, 2019, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $397.8 million and $404.7 million, respectively.

At March 31, 2020 and December 31, 2019, the fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2020	December 31, 2019
	(In thousands)
MTCH debt:
MTCH Term Loan due February 13, 2027	$425,000	$425,000
6.375% Senior Notes due June 1, 2024 (the "6.375% MTCH Senior Notes"); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the "5.00% MTCH Senior Notes"); interest payable each June 15 and December 15	450,000	450,000
5.625% Senior Notes due February 15, 2029 (the "5.625% MTCH Senior Notes"); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the "4.125% MTCH Senior Notes"); interest payable each February 1 and August 1; commencing August 1, 2020	500,000	—
Total MTCH long-term debt	2,125,000	1,625,000
Less: unamortized original issue discount	6,618	6,282
Less: unamortized debt issuance costs	20,428	15,235
Total MTCH debt, net	2,097,954	1,603,483

ANGI debt:
ANGI Term Loan due November 5, 2023	244,063	247,500
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,670	1,804
Total ANGI debt, net	228,643	231,946

IAC debt:
0.875% Exchangeable Senior Notes due October 1, 2022 (the "2022 Exchangeable Notes"); interest payable each April 1 and October 1	517,500	517,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the "2026 Exchangeable Notes"); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the "2030 Exchangeable Notes"); interest payable each January 15 and July 15	575,000	575,000
Total IAC long-term debt	1,667,500	1,667,500
Less: unamortized original issue discount	340,688	351,605
Less: unamortized debt issuance costs	28,401	29,752
Total IAC debt, net	1,298,411	1,286,143

Total long-term debt, net	$3,625,008	$3,121,572

MTCH Senior Notes
The 6.375% MTCH Senior Notes were issued on June 1, 2016 and are currently redeemable. These notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The 5.00% MTCH Senior Notes were issued on December 4, 2017. At any time prior to December 15, 2022, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
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
The 4.125% MTCH Senior Notes were issued on February 11, 2020. The proceeds from the offering will be used to fund a portion of the cash consideration of $3.00 per MTCH common share that will be payable in connection with the Separation. If the Separation is not consummated, the proceeds will be used by MTCH for general corporate purposes. At any time prior to May 1, 2025, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The indentures governing the 6.375% and 5.00% MTCH Senior Notes contain covenants that would limit MTCH's ability to pay dividends, make distributions or repurchase MTCH stock in the event a default has occurred or MTCH's consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At March 31, 2020, there were no limitations pursuant thereto. There are additional covenants in these indentures that limit MTCH's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MTCH is not in compliance with certain ratios set forth in the indentures, and (ii) incur liens, enter into agreements restricting MTCH subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indentures governing the 5.625% and 4.125% MTCH Senior Notes are less restrictive than the indentures governing the 6.375% and 5.00% MTCH Senior Notes and generally only limits MTCH's ability and the ability of its subsidiaries to, among other things, create liens on assets and limits MTCH's ability to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
MTCH's Senior Notes are ranked equally with each other.
MTCH Term Loan and MTCH Credit Facility
At both March 31, 2020 and December 31, 2019, the outstanding balance on the MTCH Term Loan was $425 million. On February 13, 2020, the MTCH Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity to February 13, 2027. Prior to the amendment, the MTCH Term Loan bore interest at LIBOR plus 2.50%. The interest rate was 3.46% and 4.44% at March 31, 2020 and December 31, 2019, respectively. The MTCH Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the credit agreement. Interest payments are due at least quarterly through the term of the loan.
At March 31, 2020, MTCH has a $750 million revolving credit facility (the "MTCH Credit Facility"). On February 13, 2020, the MTCH Credit Facility was amended to increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125%, and extend its maturity from December 7, 2023 to February 13, 2025. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the MTCH Credit Facility. The annual commitment fee on undrawn funds is based on the current consolidated net leverage ratio and was 30 basis points and 25 basis points at March 31, 2020 and December 31, 2019, respectively. Borrowings under the MTCH Credit Facility bear interest, at MTCH's option, at a base rate or LIBOR, in each case plus an applicable margin, which is based on MTCH's consolidated net leverage ratio. The terms of the MTCH Credit Facility require MTCH to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MTCH Term Loan and MTCH Credit Facility contain covenants that would limit MTCH’s ability to pay dividends, make distributions or repurchase MTCH stock in the event MTCH’s secured net leverage ratio exceeds 2.0 to 1.0, while the MTCH Term Loan remains outstanding and, thereafter, if the consolidated net leverage ratio exceeds 4.0 to 1.0, or in the event a default has occurred. At March 31, 2020, there were no limitations pursuant thereto. There are additional covenants under these MTCH debt agreements that limit the ability of MTCH and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the MTCH Credit Facility and MTCH Term Loan are unconditionally guaranteed by certain MTCH wholly-owned domestic subsidiaries and are also secured by the stock of certain MTCH domestic and foreign subsidiaries. The MTCH Term Loan and outstanding borrowings, if any, under the MTCH Credit Facility rank equally with each other, and have priority over the MTCH Senior Notes to the extent of the value of the assets securing the borrowings under the MTCH credit agreement.
ANGI Term Loan and ANGI Credit Facility
The outstanding balance of the ANGI Term Loan was $244.1 million and $247.5 million at March 31, 2020 and December 31, 2019, respectively. There are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. At both March 31, 2020 and December 31, 2019, the ANGI Term Loan bore interest at LIBOR plus 1.50%, or 2.28% and 3.25%, respectively. The spread over LIBOR is subject to change in future periods based on ANGI's consolidated net leverage ratio.
The terms of the ANGI Term Loan require ANGI to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement). The ANGI Term Loan also contains covenants that would limit ANGI’s ability to pay dividends, make distributions or repurchase ANGI stock in the event a default has occurred or ANGI’s consolidated net leverage ratio exceeds 4.25 to 1.0. At March 31, 2020, there were no limitations pursuant thereto. There are additional covenants under the ANGI Term Loan that limit the ability of ANGI and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
The $250 million revolving credit facility (the "ANGI Credit Facility") expires on November 5, 2023. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the ANGI Credit Facility. The annual commitment fee on undrawn funds is based on ANGI's consolidated net leverage ratio most recently reported and was 25 basis points at both March 31, 2020 and December 31, 2019. Borrowings under the ANGI Credit Facility bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI's consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Term Loan.
The ANGI Term Loan and ANGI Credit Facility are guaranteed by ANGI's wholly-owned material domestic subsidiaries and are secured by substantially all assets of ANGI and the guarantors, subject to certain exceptions.
IAC Exchangeable Notes
On October 2, 2017, IAC FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company issued $517.5 million aggregate principal amount of its 2022 Exchangeable Notes. During 2019, IAC FinanceCo 2, Inc. and IAC FinanceCo 3, Inc., direct, wholly-owned subsidiaries of the Company, issued $575.0 million aggregate principal amount of its 2026 Exchangeable Notes and $575.0 million aggregate principal amount of its 2030 Exchangeable Notes, respectively.
The 2022, 2026 and 2030 Exchangeable Notes (collectively the "Exchangeable Notes") are guaranteed by the Company.
The following table presents detail of the exchangeable feature:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company’s 2022 Exchangeable Notes are currently exchangeable; during the three months ended March 31, 2020, no notes were exchanged. The if-converted value of the 2022 Exchangeable Notes exceeded its principal amount of $517.5 million by $92.0 million and $329.6 million based on the Company's stock price on March 31, 2020 and December 31, 2019, respectively. Any dilution arising from the 2022 Exchangeable Notes would be mitigated by the 2022 Exchangeable Notes Hedge.
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
The Company separately accounts for the debt and equity components of the Exchangeable Notes, and therefore, the Company recorded an original issue discount and corresponding increase to additional paid-in capital, which is the fair value attributed to the exchange feature of each series of debt at issuance. The Company is amortizing the original issue discount and debt issuance costs utilizing the effective interest method over the life of the Exchangeable Notes. The effective interest rates for the 2022, 2026 and 2030 Exchangeable Notes are 4.73%, 5.35% and 6.59%, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth the components of the Exchangeable Notes as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes
Liability component:
Principal	$517,500	$575,000	$575,000
Less: unamortized original issue discount	37,314	124,820	178,554
Net carrying value of the liability component	$480,186	$450,180	$396,446

Equity component	$70,363	$138,796	$189,213

	December 31, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes
Liability component:
Principal	$517,500	$575,000	$575,000
Less: unamortized original issue discount	40,768	129,037	181,800
Net carrying value of the liability component	$476,732	$445,963	$393,200

Equity component	$70,363	$138,796	$189,213
The following table sets forth interest expense recognized related to the Exchangeable Notes (in thousands):

	Three Months Ended March 31, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes
Contractual interest expense	$1,132	$1,258	$2,875
Amortization of original issue discount	3,454	4,217	3,246
Amortization of debt issuance costs	855	319	176
Total interest expense recognized	$5,441	$5,794	$6,297

Three Months Ended March 31, 2019
2022 Exchangeable Notes
Contractual interest expense	$1,132
Amortization of original issue discount	3,363
Amortization of debt issuance costs	871
Total interest expense recognized	$5,366

Exchangeable Notes Hedge and Warrants
In connection with the Exchangeable Notes offerings, the Company purchased call options allowing the Company to purchase initially (subject to adjustment upon the occurrence of specified events) the same number of shares that would be issuable upon the exchange of the applicable Exchangeable Notes at the price per share set forth below (the "Exchangeable

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
IAC Credit Facility
At March 31, 2020, IAC had a $250 million revolving credit facility (the "IAC Credit Facility"), under which IAC Group, LLC, a subsidiary of the Company, is the borrower ("Borrower"), that expires on November 5, 2023. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio (as defined in the agreement) most recently reported and was 20 basis points at both March 31, 2020 and December 31, 2019. Borrowings under the IAC Credit Facility bear interest, at the Borrower's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is based on the Borrower's consolidated net leverage ratio. The terms of the IAC Credit Facility require that the Borrower maintains a consolidated net leverage ratio of not more than 3.25 to 1.0 before the date on which the Borrower no longer holds majority of the outstanding voting stock of each of ANGI and MTCH ("Trigger Date") and no greater than 2.75 to 1.0 on or after the Trigger Date. The terms of the IAC Credit Facility also restrict the Company's ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by certain of the Company's wholly-owned domestic subsidiaries and are also secured by the stock of certain of its domestic and foreign subsidiaries, including the shares of MTCH and ANGI owned by the Borrower.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term Debt Maturities
Long-term debt maturities as of March 31, 2020 are summarized in the table below:

(In thousands)
Remainder of 2020	$10,313
2021	13,750
2022	545,000
2023	192,500
2024	400,000
Thereafter	2,875,000
Total	4,036,563
Less: current portion of long-term debt	13,750
Less: unamortized original issue discount	347,306
Less: unamortized debt issuance costs	50,499
Total long-term debt, net	$3,625,008

NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended March 31, 2020
	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(136,349)	$—	$(136,349)
Other comprehensive loss before reclassifications	(21,307)	(12)	(21,319)
Amounts reclassified to earnings	(20)	—	(20)
Net current period other comprehensive loss	(21,327)	(12)	(21,339)
Allocation of accumulated other comprehensive loss related to noncontrolling interests	403	—	403
Balance as of March 31	$(157,273)	$(12)	$(157,285)

	Three Months Ended March 31, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(128,726)	$4	$(128,722)
Other comprehensive income	993	2	995
Net current period other comprehensive income	993	2	995
Allocation of accumulated other comprehensive income related to noncontrolling interests	1,008	—	1,008
Balance as of March 31	$(126,725)	$6	$(126,719)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At both March 31, 2020 and 2019, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 7—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to IAC shareholders:

	Three Months Ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(182,643)	$(182,643)	$112,985	$112,985
Net earnings attributable to noncontrolling interests	(28,397)	(28,397)	(24,290)	(24,290)
Impact from public subsidiaries' dilutive securities (b)	—	—	—	(6,696)
Net (loss) earnings attributable to IAC shareholders	$(211,040)	$(211,040)	$88,695	$81,999

Denominator:
Weighted average basic shares outstanding	84,839	84,839	83,905	83,905
Dilutive securities(a) (b) (c) (d) (e)	—	—	—	6,435
Denominator for earnings per share—weighted average shares (a) (b) (c) (d) (e)	84,839	84,839	83,905	90,340

(Loss) earnings per share attributable to IAC shareholders:
(Loss) earnings per share	$(2.49)	$(2.49)	$1.06	$0.91

_____________________

(a)
For the three months ended March 31, 2020, the Company had a loss from operations and as a result, approximately 19.7 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

(b)
IAC has the option to settle certain MTCH and ANGI stock-based awards in its shares. For the three months ended March 31, 2020, the Company had a loss from operations, therefore, the impact on earnings related to MTCH and ANGI's dilutive securities under the if-converted method are excluded as the impact is anti-dilutive. For the three months ended March 31, 2019, it is more dilutive for IAC to settle these ANGI equity awards and MTCH to settle these MTCH equity awards.

(c)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants and subsidiary denominated equity, exchange of the Company's Exchangeable Notes and vesting of restricted stock units ("RSUs"). For the three months ended March 31, 2019, 3.4 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(d)
Market-based awards and performance-based stock units ("PSUs") are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2019, 0.3 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

(e)
It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; therefore, the Exchangeable Notes are only dilutive for periods during which the average price of IAC common stock exceeds the approximate $152.18, $302.77 and $291.35 per share exchange price per $1,000 principal amount of the 2022 Exchangeable Notes, the 2026 Exchangeable Notes and the 2030 Exchangeable Notes, respectively. The average price of IAC common stock was $207.01 for the three months ended March 31, 2019 and the dilutive impact of the 2022 Exchangeable Notes, which was the only series of Exchangeable Notes that was outstanding for the period, was 0.9 million shares.

IAC/INTERACTIVECORP AND SUBSIDIARIES
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
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenue:
Match Group	$544,642	$464,625
ANGI Homeservices	343,650	303,443
Vimeo	56,968	43,581
Dotdash	44,120	33,961
Applications	104,148	143,549
Emerging & Other	135,305	116,748
Inter-segment eliminations	(68)	(64)
Total	$1,228,765	$1,105,843

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Match Group
Direct revenue:
North America	$263,347	$237,773
International	271,477	216,189
Total Direct revenue	534,824	453,962
Indirect revenue (principally advertising revenue)	9,818	10,663
Total Match Group revenue	$544,642	$464,625

ANGI Homeservices
Marketplace:
Consumer connection revenue	$239,830	$201,582
Service professional membership subscription revenue	14,115	16,517
Other revenue	4,831	2,401
Total Marketplace revenue	258,776	220,500
Advertising and other revenue	65,356	61,494
Total North America revenue	324,132	281,994
Consumer connection revenue	15,689	17,123
Service professional membership subscription revenue	3,299	3,742
Advertising and other revenue	530	584

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Total Europe revenue	19,518	21,449
Total ANGI Homeservices revenue	$343,650	$303,443

Vimeo
Platform revenue	$56,968	$41,302
Hardware revenue	—	2,279
Total Vimeo revenue	$56,968	$43,581

Dotdash
Display advertising revenue	$29,889	$26,008
Performance marketing revenue	14,231	7,953
Total Dotdash revenue	$44,120	$33,961

Applications
Desktop:
Advertising revenue:
Google advertising revenue	$46,091	$88,050
Non-Google advertising revenue	3,223	3,348
Total advertising revenue	49,314	91,398
Subscription and other revenue	4,157	4,588
Total Desktop revenue	53,471	95,986
Mosaic Group:
Subscription and other revenue	49,071	45,148
Advertising revenue	1,606	2,415
Total Mosaic Group revenue	50,677	47,563
Total Applications revenue	$104,148	$143,549

Emerging & Other
Advertising revenue:
Google advertising revenue	$81,968	$96,273
Non-Google advertising revenue	22,261	7,176
Total advertising revenue	104,229	103,449
Other revenue	31,076	13,299
Total Emerging & Other revenue	$135,305	$116,748

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenue:
United States	$787,340	$712,381
All other countries	441,425	393,462
Total	$1,228,765	$1,105,843

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$348,146	$345,937
All other countries	25,415	25,416
Total	$373,561	$371,353

The following tables present operating income (loss) and Adjusted EBTIDA by reportable segment:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating income (loss):
Match Group	$134,681	$118,828
ANGI Homeservices	(16,296)	(3,641)
Vimeo	(14,589)	(17,784)
Dotdash	2,411	3,047
Applications	(218,588)	25,356
Emerging & Other	(19,845)	(2,520)
Corporate	(45,554)	(43,413)
Total	$(177,780)	$79,873

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Adjusted EBITDA (a):
Match Group	$171,502	$155,067
ANGI Homeservices	$34,397	$37,179
Vimeo	$(11,408)	$(16,200)
Dotdash	$7,011	$7,150
Applications	$10,151	$29,688
Emerging & Other	$(16,980)	$(2,095)
Corporate	$(31,398)	$(20,220)

_____________________

(a)
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between the Company's performance and that of its competitors. The above items are excluded from the Company's Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile operating income (loss) for the Company's reportable segments and net (loss) earnings attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2020
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$134,681	$21,172	$9,246	$6,403	$—	$—	$171,502
ANGI Homeservices	(16,296)	$25,575	$12,138	$12,980	$—	$—	$34,397
Vimeo	(14,589)	$—	$58	$3,123	$—	$—	$(11,408)
Dotdash	2,411	$—	$210	$4,390	$—	$—	$7,011
Applications	(218,588)	$—	$237	$22,811	$(6,282)	$211,973	$10,151
Emerging & Other	(19,845)	$25	$385	$2,455	$—	$—	$(16,980)
Corporate	(45,554)	$11,692	$2,464	$—	$—	$—	$(31,398)
Total	(177,780)
Interest expense	(44,866)
Other expense, net	(49,893)
Loss before income taxes	(272,539)
Income tax benefit	89,896
Net loss	(182,643)
Net earnings attributable to noncontrolling interests	(28,397)
Net loss attributable to IAC shareholders	$(211,040)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2019
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$118,828	$27,997	$7,831	$411	$—	$155,067
ANGI Homeservices	(3,641)	$19,282	$6,999	$14,539	$—	$37,179
Vimeo	(17,784)	$—	$193	$1,391	$—	$(16,200)
Dotdash	3,047	$—	$226	$3,877	$—	$7,150
Applications	25,356	$—	$419	$2,384	$1,529	$29,688
Emerging & Other	(2,520)	$—	$275	$150	$—	$(2,095)
Corporate	(43,413)	$20,165	$3,028	$—	$—	$(20,220)
Total	79,873
Interest expense	(31,143)
Other income, net	651
Earnings before income taxes	49,381
Income tax benefit	63,604
Net earnings	112,985
Net earnings attributable to noncontrolling interests	(24,290)
Net earnings attributable to IAC shareholders	$88,695

NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$2,822,729	$3,139,295	$2,217,337	$2,131,632
Restricted cash included in other current assets	867	654	1,635	1,633
Restricted cash included in other assets	398	409	416	420
Total cash and cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$2,823,994	$3,140,358	$2,219,388	$2,133,685

Restricted cash at March 31, 2020 and December 31, 2019 primarily consists of a deposit related to corporate credit cards.
Restricted cash at March 31, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Accumulated Amortization and Depreciation

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	March 31, 2020	December 31, 2019
	(In thousands)
Right-of-use assets (included in "other non-current assets")	$59,237	$47,815
Property, capitalized software and equipment	$335,766	$324,359
Intangible assets	$237,567	$215,198

Other (expense) income, net

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Other (expense) income, net	$(49,893)	$651

Other expense, net in 2020 includes: $51.5 million in impairments (downward adjustments) related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees due to the impact of COVID-19; and $10.1 million of interest income.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 2—Income Taxes" for additional information related to income tax contingencies.
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
On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs' agreement with a litigation funding firm; the plaintiffs opposed the motion, which remains pending. Document discovery in the case is substantially complete; deposition discovery has begun but is currently in hiatus in light of the COVID-19 pandemic. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11—SUBSEQUENT EVENT
On May 6, 2020, IAC filed a registration statement on Form S-3 for an offering to sell from time to time up to $1.5 billion worth of shares of IAC Class M common stock (or New Match common stock). The net proceeds New Match receives pursuant to such sales, if any, will be transferred to New IAC following the closing of the offering (which closing would occur contemporaneously with the consummation of the Separation) and the number of shares of New Match to be received by IAC stockholders will be reduced to reflect the number of New Match shares sold in this offering.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview
IAC operates Vimeo, Dotdash and Care.com, among many other online businesses, and has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish, OkCupid and Hinge, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy.
On December 19, 2019, IAC entered into a Transaction Agreement (as amended as of April 28, 2020, the "Transaction Agreement") with Match Group, Inc. ("MTCH"), IAC Holdings, Inc., a direct wholly owned subsidiary of IAC ("New IAC"), and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of IAC. Subject to the terms and conditions set forth in the Transaction Agreement, the businesses of MTCH will be separated from the remaining businesses of IAC through a series of transactions that will result in the pre-transaction stockholders of IAC owning shares in two, separate public companies—(1) IAC, which will be renamed Match Group, Inc. ("New Match") and which will own the businesses of MTCH and certain IAC financing subsidiaries, and (2) New IAC, which will be renamed IAC/InterActiveCorp and which will own IAC's other businesses-and the pre-transaction stockholders of MTCH (other than IAC) owning shares in New Match. Completion of the separation, which is expected to occur in the second quarter of 2020, is subject to a number of conditions, including approval by a majority of the disinterested shareholders of MTCH, approval of IAC’s shareholders and other customary conditions and approvals. We refer to this transaction as the "Separation."
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments (for additional information see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements"):

•
Match Group ("MTCH") - is a leading provider of subscription dating products, with a portfolio of dating brands, including Tinder, Match, PlentyOfFish and OkCupid. At March 31, 2020, IAC’s economic interest and voting interest in MTCH were 80.4% and 97.4%, respectively.

•
ANGI Homeservices ("ANGI") - connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers through category-transforming products under brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair. At March 31, 2020, IAC’s economic interest and voting interest in ANGI were 84.9% and 98.3%, respectively.

•	Vimeo - operates a global video platform for creative professionals, small and medium businesses ("SMBs"), organizations and enterprises to connect with their audiences, customers and employees.

•	Dotdash - is a portfolio of digital brands providing expert information and inspiration in select vertical content categories.

•
Applications - consists of Desktop, which includes our direct-to-consumer downloadable desktop applications and the business-to-business partnership operations, and Mosaic Group, which is a leading provider of global subscription mobile applications of Apalon, iTranslate and TelTech.

•
Emerging & Other - consists of Ask Media Group, Care.com, a leading global platform for finding and managing family care, which was acquired on February 11, 2020, Bluecrew, NurseFly, a temporary healthcare staffing platform acquired on June 26, 2019, The Daily Beast, College Humor Media, for periods prior to its sale on March 16, 2020, and IAC Films.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires certain terms, which include the principal operating metrics we use in managing our business, used in this quarterly report are defined below:
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

ANGI Homeservices

•
Marketplace Revenue - includes revenue from the HomeAdvisor, Handy and Fixd Repair domestic marketplace, including consumer connection revenue for consumer matches, revenue from pre-priced jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms, and service professional membership subscription revenue. It excludes revenue from Angie's List, mHelpDesk and HomeStars. Effective January 1, 2020, Fixd Repair has been moved to Marketplace from Advertising & Other and prior year amounts have been reclassified to conform to the current year presentation.

•
Advertising & Other Revenue - includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk and HomeStars.

•	Marketplace Service Requests - are fully completed and submitted domestic customer service requests to HomeAdvisor and jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms.

•
Marketplace Monetized Transactions - are fully completed and submitted domestic customer service requests to HomeAdvisor that were matched to and paid for by a service professional and jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms during the period.

•
Marketplace Transacting Service Professionals ("Marketplace Transacting SPs") - are the number of HomeAdvisor, Handy and Fixd Repair domestic service professionals that paid for consumer matches or performed a job sourced through the HomeAdvisor, Handy and Fixd Repair platforms during the quarter.

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

Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs, which includes (i) the amortization of in-app purchase fees and (ii) payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes hosting fees, compensation expense (including stock-based compensation expense) and other employee-related costs for MTCH, Vimeo and Care.com customer care and support functions, personnel engaged in data center operations, employees at Fixd Repair for service work performed, payments made to workers staffed by Bluecrew, and payments made to independent service professionals who perform work contracted under pre-priced arrangements through the HomeAdvisor and Handy platforms, credit card processing fees, production costs related to IAC Films and for periods prior to its sale on March 16, 2020, College Humor Media, content costs and expenses associated with the operation of the Company's data centers.

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

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for MTCH, Vimeo and Care.com which includes customer service costs within cost of revenue), fees for professional services (including transaction-related costs related to the Separation and acquisitions), rent expense, facilities costs, bad debt expense, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at ANGI includes personnel who provide support to its service professionals and consumers.

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

Long-term debt (for additional information see "Note 5—Long-term Debt" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements"):

•
MTCH Term Loan - On February 13, 2020, the MTCH Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity from November 16, 2022 to February 13, 2027. The outstanding balance of the MTCH Term Loan as of March 31, 2020 is $425.0 million. At March 31, 2020, the MTCH Term Loan bore interest at LIBOR plus 1.75% and was 3.46%. At December 31, 2019, the MTCH Term Loan bore interest at LIBOR plus 2.50%, or 4.44%.

•
MTCH Credit Facility - On February 13, 2020, the MTCH Credit Facility was amended to, among other things, increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125%, and extend its maturity from December 7, 2023 to February 13, 2025. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the MTCH Credit Facility.

•
6.375% MTCH Senior Notes - MTCH's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1. The outstanding balance of the 6.375% MTCH Senior Notes as of March 31, 2020 is $400.0 million.

•
5.00% MTCH Senior Notes - MTCH's 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15. The outstanding balance of the 5.00% MTCH Senior Notes as of March 31, 2020 is $450.0 million.

•
5.625% MTCH Senior Notes - On February 15, 2019, MTCH issued $350 million aggregate principal amount of its 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15. The outstanding balance of the 5.625% MTCH Senior Notes as of March 31, 2020 is $350.0 million.

•
4.125% MTCH Senior Notes - On February 11, 2020, MTCH issued $500 million aggregate principal amount of its 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, commencing August 1, 2020. The proceeds from the offering will be used to fund a portion of the cash consideration of $3.00 per MTCH common share that will be payable in connection with the Separation. If the Separation is not consummated, the proceeds will be used by MTCH for general corporate purposes.

•
ANGI Term Loan - due November 5, 2023. The outstanding balance of the ANGI Term Loan as of March 31, 2020 is $244.1 million. At both March 31, 2020 and December 31, 2019, the ANGI Term Loan bears interest at LIBOR plus 1.50% and has quarterly principal payments. The interest rate was 2.28% and 3.25% at March 31, 2020 and December 31, 2019, respectively.

•
ANGI Credit Facility - The ANGI $250 million revolving credit facility expires on November 5, 2023. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the ANGI Credit Facility.

•
2022 Exchangeable Notes - On October 2, 2017, IAC FinanceCo, Inc., a subsidiary of the Company, issued $517.5 million aggregate principal amount of 0.875% Exchangeable Senior Notes due October 1, 2022, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. The outstanding balance of the 2022 Exchangeable Notes as of March 31, 2020 is $517.5 million.

•
2026 Exchangeable Notes - During the second quarter of 2019, IAC FinanceCo 2, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 0.875% Exchangeable Senior Notes due June 15, 2026, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. The outstanding balance of the 2026 Exchangeable Notes as of March 31, 2020 is $575.0 million.

•
2030 Exchangeable Notes - During the second quarter of 2019, IAC FinanceCo 3, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 2.00% Exchangeable Senior Notes due January 15, 2030, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. The outstanding balance of the 2030 Exchangeable Notes as of March 31, 2020 is $575.0 million.

•
IAC Credit Facility - The IAC $250 million revolving credit facility, under which IAC Group, LLC, a subsidiary of the Company, is the borrower, expires on November 5, 2023. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the IAC Credit Facility.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to IAC shareholders to operating (loss) income to consolidated Adjusted EBITDA for the three months ended March 31, 2020 and 2019.

Certain Risks and Concentrations—Services Agreement with Google
A meaningful portion of the Company's revenue is attributable to a services agreement with Google (the "Services Agreement"). In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three months ended March 31, 2020 and 2019, consolidated revenue earned from Google was $138.9 million and $195.8 million, representing 11% and 18%, respectively, of the Company's consolidated revenue. Accounts receivable related to revenue earned from Google totaled $48.7 million and $53.0 million at March 31, 2020 and December 31, 2019, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business within the Applications segment and Ask Media Group within the Emerging & Other segment. For the three months ended March 31, 2020 and 2019, revenue earned from the Services Agreement was $46.1 million and $88.1 million, respectively, within the Applications segment and $80.5 million and $94.8 million, respectively, within the Emerging & Other segment.
The Services Agreement was scheduled to expire on March 31, 2020. On February 11, 2019, the Company and Google amended the Services Agreement, effective as of April 1, 2020. The amendment extends the expiration date of the agreement to March 31, 2023; provided that during September 2020 and during each September thereafter, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. The Company believes that the amended agreement, taken as a whole, is comparable to the pre-amendment agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our consolidated financial condition and results of operations, particularly our Desktop business and Ask Media Group. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business and may do so in the future.
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

Overview—Consolidated Results

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Revenue:
Match Group	$544,642	$80,017	17%	$464,625
ANGI Homeservices	343,650	40,207	13%	303,443
Vimeo	56,968	13,387	31%	43,581
Dotdash	44,120	10,159	30%	33,961
Applications	104,148	(39,401)	(27)%	143,549
Emerging & Other	135,305	18,557	16%	116,748
Inter-segment eliminations	(68)	(4)	(6)%	(64)
Total	$1,228,765	$122,922	11%	$1,105,843

Operating Income (Loss):
Match Group	$134,681	$15,853	13%	$118,828
ANGI Homeservices	(16,296)	(12,655)	(348)%	(3,641)
Vimeo	(14,589)	3,195	18%	(17,784)
Dotdash	2,411	(636)	(21)%	3,047
Applications	(218,588)	(243,944)	NM	25,356
Emerging & Other	(19,845)	(17,325)	(687)%	(2,520)
Corporate	(45,554)	(2,141)	(5)%	(43,413)
Total	$(177,780)	$(257,653)	NM	$79,873

Adjusted EBITDA:
Match Group	$171,502	$16,435	11%	$155,067
ANGI Homeservices	34,397	(2,782)	(7)%	37,179
Vimeo	(11,408)	4,792	30%	(16,200)
Dotdash	7,011	(139)	(2)%	7,150
Applications	10,151	(19,537)	(66)%	29,688
Emerging & Other	(16,980)	(14,885)	(710)%	(2,095)
Corporate	(31,398)	(11,178)	(55)%	(20,220)
Total	$163,275	$(27,294)	(14)%	$190,569

_____________________
NM = Not meaningful.

•
Revenue increased $122.9 million, or 11%, to $1.2 billion, due to growth from MTCH of $80.0 million and ANGI of $40.2 million, increases of $18.6 million from Emerging & Other, $13.4 million from Vimeo and $10.2 million from Dotdash, partially offset by a decrease of $39.4 million from Applications.

•
Operating income decreased $257.7 million to a loss of $177.8 million due primarily to a goodwill impairment of $212.0 million and $21.4 million in indefinite-lived intangible asset impairments, which is reflected in amortization of intangibles, at Applications related to the Desktop business, a decrease in Adjusted EBITDA of $27.3 million, described below, and an increase of $5.8 million in depreciation, partially offset by a decrease of $9.0 million in stock-based compensation expense and a change of $7.8 million in acquisition-related contingent consideration fair value adjustments (income of $6.3 million in 2020 compared to expense of $1.5 million in 2019). The overall increase in amortization of intangibles of $29.4 million was due primarily to the inclusion in 2020 of indefinite-lived intangible asset impairments of $21.4 million related to the Desktop business noted above, and $4.6 million at MTCH. The goodwill and the indefinite-lived intangible asset impairments were driven by the impact of COVID-19. The increase in depreciation was due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI. The decrease in stock-based compensation expense was due primarily to the vesting of awards, including expense of $9.4 million in 2019 related to the vesting of certain awards for which the market condition was met, partially offset by the issuance of new equity awards since the prior year period and a net increase in modification charges.

•
Adjusted EBITDA decreased $27.3 million, or 14%, to $163.3 million due primarily to decreases of $19.5 million from Applications and $2.8 million from ANGI, and increased losses of $14.9 million and $11.2 million from Corporate and Emerging & Other, respectively, partially offset by growth of $16.4 million from MTCH and $4.8 million from Vimeo.

Acquisitions and dispositions affecting year-over-year comparability include:

Acquisitions:	Reportable Segment:	Acquisition Date:
Fixd	ANGI	January 25, 2019
Magisto	Vimeo	May 28, 2019
NurseFly - controlling interest	Emerging & Other	June 26, 2019
Care.com	Emerging & Other	February 11, 2020

Dispositions:	Reportable Segment:	Sale Date:
Vimeo's hardware business	Vimeo	March 29, 2019
College Humor Media	Emerging & Other	March 16, 2020
COVID-19 Update
The Company's business could be materially and adversely affected by the outbreak of COVID-19, which has been declared a "pandemic" by the World Health Organization.
To date, the Company's ANGI Homeservices business has experienced a decline in demand for home services requests, driven primarily by decreases in demand in certain categories of jobs (particularly non-essential projects) and decreases in demand in regions most affected by the COVID-19 outbreak, which the Company attributes both to the unwillingness of consumers to interact with service professionals face-to-face or have service professionals in their homes, and to lower levels of consumer confidence and discretionary income generally. In addition, with respect to our ad-supported businesses, the Company has experienced a meaningful decrease in advertising rates across our various properties (as much as 30% year over year). And while the Company's Match Group business has experienced improved user and engagement metrics, it has also experienced a decline in new users and paying subscribers during the pandemic.
In connection with the first quarter close of its books, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its assets. The Company determined, as of March 31, 2020, the fair value for those assets for which COVID-19 was deemed to be an indicator of possible impairment and identified the following impairments:

•	a $212.0 million impairment related to the goodwill of the Desktop reporting unit;

•	a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit;

•	a $4.6 million impairment related to certain indefinite-lived intangible assets of the Match Group reporting unit;

•	a $51.5 million impairment of certain equity securities without readily determinable fair values; and

•	a $7.5 million impairment of a note receivable and a warrant related to certain investees.
The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, non-essential services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019
Revenue

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Match Group	$544,642	$80,017	17%	$464,625
ANGI Homeservices	343,650	40,207	13%	303,443
Vimeo	56,968	13,387	31%	43,581
Dotdash	44,120	10,159	30%	33,961
Applications	104,148	(39,401)	(27)%	143,549
Emerging & Other	135,305	18,557	16%	116,748
Inter-segment eliminations	(68)	(4)	(6)%	(64)
Total	$1,228,765	$122,922	11%	$1,105,843

•
MTCH revenue increased 17% to $544.6 million driven by International Direct Revenue growth of $55.3 million, or 26%, and North America Direct Revenue growth of $25.6 million, or 11%. Both International and North America Direct Revenue growth were driven by higher Average Subscribers, up 26% to 5.3 million and 5% to 4.6 million, respectively, due primarily to continued growth in Subscribers at Tinder and Hinge, with Pairs contributing to international growth. Total ARPU increased 1% driven by an increase of 5% in North America ARPU due to Tinder, driven primarily by increased purchases of à la carte features, partially offset by a 1% decrease in International ARPU due primarily to the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro and certain other currencies.

•
ANGI revenue increased 13% to $343.6 million driven by Marketplace Revenue growth of $38.3 million, or 17%, and an increase of $3.9 million, or 6%, in Advertising & Other Revenue, partially offset by a decline of $1.9 million, or 9%, at the European businesses. The increase in Marketplace Revenue was due primarily to increases of 2% in Marketplace Service Requests to 5.9 million and 5% in Marketplace Transacting SPs to 191,000, and, to a lesser extent, an increase in revenue of $15.2 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020. Advertising & Other Revenue increased due primarily to an increase in Angie's List revenue. The revenue decline at the European businesses was due primarily to the impact of COVID-19, lower monetization from transitioning the Travaux.com business to Werkspot's technology platform in early February 2020 and the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and British Pound.

•
Vimeo revenue grew 31% to $57.0 million due to Platform Revenue growth of $15.7 million, or 38%. Platform Revenue growth was driven by a 6% increase in average revenue per subscriber and a 31% increase in Vimeo Ending Subscribers to 1.3 million (including the contribution from Magisto, acquired May 28, 2019) as enterprises and organizations move to deliver their products and communicate with their customers more digitally due to the effects of COVID-19. Revenue in 2019 included $2.3 million from the hardware business, which was sold in the first quarter of 2019.

•
Dotdash revenue increased 30% to $44.1 million due to growth of 79% in Performance Marketing Revenue and 15% higher Display Advertising Revenue. The growth in Performance Marketing Revenue was due primarily to growth in both affiliate commerce commission revenue and performance marketing commission revenue.

•
Applications revenue decreased 27% to $104.1 million due to a decrease of $42.5 million, or 44%, at Desktop, partially offset by an increase of $3.1 million, or 7%, at Mosaic Group. The decrease in Desktop revenue was driven by lower queries and monetization challenges following prior year browser policy changes and a decrease in advertising rates due to the impact of COVID-19 as well as continued business-to-business partnership declines.

•
Emerging & Other revenue increased 16% to $135.3 million due primarily to the contributions from Care.com, acquired February 11, 2020, and Nursefly, acquired June 26, 2019, as well as growth at Ask Media Group and The Daily Beast, partially offset by lower revenue at IAC Films.

Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$323,221	$63,150	24%	$260,071
As a percentage of revenue	26%			24%
Cost of revenue in 2020 increased from 2019 due to increases of $23.7 million from MTCH, $23.2 million from ANGI and $17.7 million from Emerging & Other, partially offset by a decrease of $5.0 million from Applications.

•
The MTCH increase was due primarily to increases of $9.6 million in in-app purchase fees paid to Apple and Google as MTCH's revenues are increasingly sourced through mobile app stores, $7.9 million in web operations, including hosting fees, and $3.2 million in compensation expense related to increased customer care personnel.

•	The ANGI increase was due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor pre-priced product offering, effective January 1, 2020.

•
The Emerging & Other increase was due primarily to an increase of $10.9 million in traffic acquisition costs, principally due to an increase at Ask Media Group driven by higher revenue sourced through partners, and $9.4 million of expense from the inclusion of Care.com.

•	The Applications decrease was due primarily to a decrease of $4.5 million in traffic acquisition costs related to business-to-business partnership revenue declines at Desktop.
Selling and marketing expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Selling and marketing expense	$432,697	$10,837	3%	$421,860
As a percentage of revenue	35%			38%
Selling and marketing expense in 2020 increased from 2019 due to increases of $14.7 million from ANGI, $5.8 million from MTCH, $3.1 million from Emerging & Other, $2.3 million from Vimeo and $1.8 million from Dotdash, partially offset by a decrease of $16.9 million from Applications.

•
The ANGI increase was due primarily to increases in compensation expense of $7.7 million and advertising expense of $4.4 million. The increase in compensation expense was due primarily to growth in the sales force. The increase in advertising expense was due primarily to an increase in online marketing, partially offset by a decrease in television spend. Beginning mid-way through 2019, the proportion of service requests through Google free traffic declined while service requests through Google paid traffic increased. In addition, paid service requests became considerably more expensive on average than in the first half of 2019. In response to this continuing trend, we implemented new processes in the second half of 2019 that are increasingly more focused on profitability targets of our paid customer acquisition than the cost of each service request. We expect the year-over-year increase in paid traffic to be more modest in the back half of 2020.

•
The MTCH increase was due primarily to increases in spending at Tinder, Pairs, OkCupid and Hinge, partially offset by decreases in spending at Match. Selling and marketing expense declined as a percentage of revenue as MTCH continues to generate revenue growth from brands with relatively lower marketing expense.

•
The Emerging & Other increase was due primarily to $9.9 million of expense from the inclusion of Care.com, partially offset by decreases in marketing of $6.2 million at Ask Media Group, driven by a shift in revenue resulting in the payment of traffic acquisition costs, and $0.9 million in compensation at College Humor Media due to its sale during the first quarter of 2020.

•
The Vimeo increase was due primarily to increases in compensation expense of $3.5 million, due, in part, to growth in the sales force and software license and maintenance costs of $0.6 million, partially offset by lower marketing of $2.3 million due to a brand campaign in 2019.

•	The Dotdash increase was due primarily to an increase in compensation expense of $1.6 million, due, in part, to growth in the sales force.

•
The Applications decrease was due primarily to lower online marketing of $15.4 million principally at Desktop as we continue to mitigate the negative impact on revenue from prior year browser policy changes, and a decrease of $0.8 million in compensation expense.

General and administrative expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
General and administrative expense	$256,021	$42,405	20%	$213,616
As a percentage of revenue	21%			19%
General and administrative expense in 2020 increased from 2019 due to increases of $27.8 million from MTCH, $10.1 million from ANGI, $7.0 million from Emerging & Other and $3.3 million from Corporate, partially offset by a decrease of $7.5 million from Applications.

•
The MTCH increase was due primarily to increases of $10.7 million in legal fees, $9.5 million in compensation expense related to an increase in headcount, $3.5 million in costs related to the Separation and an increase of $2.3 million in non-income taxes.

•
The ANGI increase was due primarily to an increase of $6.2 million in compensation expense and $3.5 million in bad debt expense due to higher Marketplace Revenue and the impact from COVID-19 on expected credit losses. The increase in compensation expense was due primarily to an increase of $4.4 million in stock-based compensation expense due primarily to the issuance of new equity awards since 2019 and an increase of $2.5 million in expense due to the modification charge related to the combination of the HomeAdvisor business and Angie's List ($10.4 million in 2020 compared to $7.9 million in 2019).

•	The Emerging & Other increase was due primarily to $6.7 million of expense from the inclusion of Care.com.

•
The Corporate increase was due primarily to higher professional fees, including $7.6 million in costs related to the Separation, partially offset by a decrease in stock-based compensation expense due primarily to the vesting of awards, partially offset by a net increase in modification charges.

Product development expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Product development expense	$105,733	$17,033	19%	$88,700
As a percentage of revenue	9%			8%
Product development expense in 2020 increased from 2019 due to increases of $5.6 million from Emerging & Other, $5.6 million from Vimeo, $3.8 million from Dotdash and $1.7 million from Applications.

•	The Emerging & Other increase was due primarily to $4.9 million of expense from the inclusion of Care.com.

•	The Vimeo increase was due primarily to an increase of $4.5 million in compensation expense due primarily from the inclusion of Magisto and higher headcount.

•
The Dotdash increase was due primarily to an increase of $3.6 million in compensation expense due primarily to higher headcount and an increase in expense for contractors engaged in improving the user's experience.

•	The Applications increase was due primarily to an increase of $2.1 million in compensation expense due primarily to higher headcount at Mosaic.
Depreciation

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Depreciation	$24,738	$5,767	30%	$18,971
As a percentage of revenue	2%			2%
Depreciation in 2020 increased from 2019 due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI.
Operating income (loss)

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Match Group	$134,681	$15,853	13%	$118,828
ANGI Homeservices	(16,296)	(12,655)	(348)%	(3,641)
Vimeo	(14,589)	3,195	18%	(17,784)
Dotdash	2,411	(636)	(21)%	3,047
Applications	(218,588)	(243,944)	NM	25,356
Emerging & Other	(19,845)	(17,325)	(687)%	(2,520)
Corporate	(45,554)	(2,141)	(5)%	(43,413)
Total	$(177,780)	$(257,653)	NM	$79,873

As a percentage of revenue	(14)%			7%
Operating income decreased $257.7 million to a loss of $177.8 million due primarily to the goodwill impairment of $212.0 million and $21.4 million in indefinite-lived intangible asset impairments, which is reflected in amortization of intangibles, at Applications related to the Desktop business, a decrease in Adjusted EBITDA of $27.3 million, described below, and an increase of $5.8 million in depreciation, partially offset by a decrease of $9.0 million in stock-based compensation expense and a change of $7.8 million in acquisition-related contingent consideration fair value adjustments (income of $6.3 million in 2020 compared to expense of $1.5 million in 2019). The overall increase in amortization of intangibles of $29.4 million was due primarily to the inclusion in 2020 of indefinite-lived intangible asset impairments of $21.4 million related to the Desktop business noted above and $4.6 million at MTCH. The goodwill and the indefinite-lived intangible asset impairments were driven by the impact of COVID-19. The increase in depreciation was due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI. The decrease in stock-based compensation expense was due primarily to the vesting of awards, including expense of $9.4 million in 2019 related to the vesting of certain awards for which the market condition was met, partially offset by the issuance of new equity awards since the prior year period and a net increase in modification charges.
See "Note 3—Goodwill and Intangible Assets" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements" for a detailed description of the Desktop goodwill and indefinite-lived intangible asset impairments.

The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $709.4 million. The aggregate carrying value of indefinite-lived intangible assets for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $162.5 million.
At March 31, 2020, there was $333.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
Adjusted EBITDA

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Match Group	$171,502	$16,435	11%	$155,067
ANGI Homeservices	34,397	(2,782)	(7)%	37,179
Vimeo	(11,408)	4,792	30%	(16,200)
Dotdash	7,011	(139)	(2)%	7,150
Applications	10,151	(19,537)	(66)%	29,688
Emerging & Other	(16,980)	(14,885)	(710)%	(2,095)
Corporate	(31,398)	(11,178)	(55)%	(20,220)
Total	$163,275	$(27,294)	(14)%	$190,569

As a percentage of revenue	13%			17%
For a reconciliation of net (loss) earnings attributable to IAC shareholders to operating (loss) income to consolidated Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
•MTCH Adjusted EBITDA increased 11% to $171.5 million due primarily to the increase of $80.0 million in revenue due to growth at Tinder and lower selling and marketing expense as a percentage of revenue, partially offset by higher legal fees and higher in-app purchase fees as revenue continues to be increasingly sourced through mobile app stores.
•ANGI Adjusted EBITDA decreased 7% to $34.4 million, despite higher revenue, due primarily to increased European losses and an increase of $3.5 million in bad debt expense due to higher Marketplace Revenue and the impact from COVID-19 on expected credit losses.
•Vimeo Adjusted EBITDA loss decreased 30% to $11.4 million due primarily to higher revenue and lower marketing expense, partially offset by higher compensation expense due primarily to an increase in headcount, including its sales force, and a charge of $0.7 million related to the termination of a lease.
•Dotdash Adjusted EBITDA decreased 2% to $7.0 million, despite higher revenue, due primarily to higher compensation expense, an increase in expense for contractors engaged in improving the user's experience and an increase in bad debt expense due, in part, to the impact of COVID-19 on expected credit losses.
•Applications Adjusted EBITDA decreased 66% to $10.2 million due primarily to a decrease in revenue.
•Emerging & Other Adjusted EBITDA loss increased $14.9 million to $17.0 million due primarily to $13.5 million in transaction-related items from the Care.com acquisition (including $8.7 million in deferred revenue write-offs and $4.8 million in transaction-related costs), reduced profits at Ask Media Group, reflecting an increase in traffic acquisition costs, increased losses at Bluecrew and losses at Nursefly, partially offset by lower losses at College Humor Media.
•Corporate Adjusted EBITDA loss increased 55% to $31.4 million due primarily to higher professional fees, including $7.6 million in costs related to the Separation.

Interest expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Interest expense	$44,866	$13,723	44%	$31,143
Interest expense in 2020 increased from 2019 due primarily to the increase in the average outstanding long-term debt balance, partially offset by lower interest rates on variable rate debt compared to the prior year period.
Other (expense) income, net

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Other (expense) income, net	$(49,893)	$(50,544)	NM	$651
Other expense, net in 2020 includes: $51.5 million in impairments (downward adjustments) related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees due to the impact of COVID-19; and $10.1 million of interest income.
Other income, net in 2019 includes: $12.4 million of interest income; $8.1 million in a realized loss related to the sale of a business; and $1.9 million in net foreign currency exchange losses due primarily to the weakening of the U.S. dollar and the Euro relative to the British Pound during the three months ended March 31, 2019.
Income tax benefit

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Income tax benefit	$89,896	$26,292	41%	$63,604
Effective income tax rate	33%			NM
For further details of income tax matters, see "Note 2—Income Taxes" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
In 2020, the Company recorded an income tax benefit of $89.9 million, which represented an effective tax rate of 33%. The effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and a revaluation of net operating loss deferred taxes due to the CARES Act, partially offset by the non-deductible portion of the Desktop goodwill impairment charge and unbenefited losses related to other investment impairments.
The income tax benefits in 2019, despite pre-tax income, were due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
Net earnings attributable to noncontrolling interests
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in our consolidated financial statements.

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$28,397	$4,107	17%	$24,290
Net earnings attributable to noncontrolling interests in 2020 and 2019 primarily represents the publicly-held interest in MTCH's and ANGI's earnings.

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
The following table reconciles net (loss) earnings attributable to IAC shareholders to operating (loss) income to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net (loss) earnings attributable to IAC shareholders	$(211,040)	$88,695
Add back:
Net earnings attributable to noncontrolling interests	28,397	24,290
Income tax benefit	(89,896)	(63,604)
Other expense (income), net	49,893	(651)
Interest expense	44,866	31,143
Operating (loss) income	(177,780)	79,873
Stock-based compensation expense	58,464	67,444
Depreciation	24,738	18,971
Amortization of intangibles	52,162	22,752
Acquisition-related contingent consideration fair value adjustments	(6,282)	1,529
Goodwill impairment	211,973	—
Adjusted EBITDA	$163,275	$190,569
For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
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

Depreciation is a non-cash expense relating to our property, capitalized software and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as technology, service professional relationships, customer lists and user base, memberships, trade names and content, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2020	December 31, 2019
	(In thousands)
MTCH cash and cash equivalents:
United States	$695,552	$322,267
All other countries	95,769	143,409
Total MTCH cash and cash equivalents	791,321	465,676

ANGI cash and cash equivalents:
United States	370,711	377,648
All other countries	13,519	12,917
Total ANGI cash and cash equivalents	384,230	390,565

IAC (excluding MTCH and ANGI) cash and cash equivalents, short-term investments and marketable securities:
United States	1,590,438	2,226,344
All other countries	56,740	56,710
Total cash and cash equivalents	1,647,178	2,283,054
Short-term investments (United States)	20,000	—
Marketable securities (United States)	49,912	19,993
Total IAC (excluding MTCH and ANGI) cash and cash equivalents, short-term investments and marketable securities	1,717,090	2,303,047

Total cash and cash equivalents, short-term investments and marketable securities	$2,892,641	$3,159,288

MTCH debt:
MTCH Term Loan	$425,000	$425,000
6.375% MTCH Senior Notes	400,000	400,000
5.00% MTCH Senior Notes	450,000	450,000
5.625% MTCH Senior Notes	350,000	350,000
4.125% MTCH Senior Notes	500,000	—
Total MTCH long-term debt	2,125,000	1,625,000
Less: unamortized original issue discount	6,618	6,282
Less: unamortized debt issuance costs	20,428	15,235
Total MTCH debt, net	2,097,954	1,603,483

ANGI debt:
ANGI Term Loan	244,063	247,500
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,670	1,804
Total ANGI debt, net	228,643	231,946

IAC debt:
2022 Exchangeable Notes	517,500	517,500
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total IAC long-term debt	1,667,500	1,667,500
Less: unamortized original issue discount	340,688	351,605
Less: unamortized debt issuance costs	28,401	29,752
Total IAC debt, net	1,298,411	1,286,143

Total long-term debt, net	$3,625,008	$3,121,572

IAC, MTCH and ANGI Long-term Debt
For a detailed description of IAC, MTCH and ANGI long-term debt, see "Note 5—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by (used in)
Operating activities	$80,975	$102,941
Investing activities	(586,006)	55,607
Financing activities	194,663	(73,660)
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include goodwill impairments, stock-based compensation expense, deferred income taxes, amortization of intangibles, net losses on equity securities, depreciation, and bad debt expense.
2020
Adjustments to earnings consist primarily of a $212.0 million goodwill impairment, $58.5 million of stock-based compensation expense, $52.2 million of amortization of intangibles, including impairments of $26.0 million, $51.5 million of impairments of certain equity securities without readily determinable fair values, $24.7 million of depreciation, and $19.9 million of bad debt expense, partially offset by $59.2 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $79.8 million, a $47.8 million net change in income taxes payable and receivable, and a decrease in accounts payable and other liabilities of $24.7 million, partially offset by an increase in deferred revenue of $25.5 million. The increase in accounts receivable is primarily due to timing of cash receipts at MTCH, including cash received in the fourth quarter of 2019 rather than in the first quarter of 2020, as well as revenue growth at ANGI. The increase in income taxes receivable and decrease in income taxes payable is primarily due to receivables created by carrying back net operating losses pursuant to the Coronavirus Aid, Relief, and Economic Security Act and income tax payments in excess of tax accruals in foreign jurisdictions. The decrease in accounts payable and other liabilities is due, in part, to a decrease in accrued employee compensation mainly related to the payment of 2019 cash bonuses in 2020, partially offset by increases in (i) accrued advertising and related payables at ANGI and (ii) accrued interest primarily related to the MTCH Senior Notes due to timing of interest payments and the 4.125% MTCH Senior Notes, which were issued in the first quarter of 2020. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo and Care.com.
Net cash used in investing activities includes cash used for acquisitions and investments of $532.9 million, principally related to the Care.com acquisition, purchases (net of maturities) of marketable debt securities of $29.8 million and capital expenditures of $24.6 million, primarily related to investments in the development of capitalized software at ANGI and MTCH to support their products and services, and leasehold improvements at ANGI.
Net cash provided by financing activities includes $500.0 million in proceeds from the 4.125% MTCH Senior Notes, partially offset by $145.4 million and $3.2 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled, $81.7 million for the repurchase of 1.3 million shares of MTCH common stock, on a settlement date basis, at an average price of $64.57 per share, $38.5 million for the repurchase of 5.2 million shares of ANGI common stock, on a settlement date basis, at an average price of $7.43 per share, $20.9 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled and $9.0 million of debt issuance costs.

2019
Adjustments to earnings consist primarily of $67.4 million of stock-based compensation expense, $22.8 million of amortization of intangibles, $19.0 million of depreciation and $15.0 million of bad debt expense, partially offset by $65.1 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $88.4 million, a decrease in accounts payable and other liabilities of $26.8 million and a decrease in income taxes payable and receivable, net of $6.2 million, partially offset by an increase in deferred revenue of $26.8 million. The increase in accounts receivable is primarily due to increases at MTCH, ANGI and Applications due to the timing of cash receipts, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019, as well as revenue growth at ANGI. The decrease in accounts payable and other liabilities is primarily due to a decrease in accrued employee compensation mainly related to the payment of 2018 cash bonuses in 2019, partially offset by an increase in accrued interest primarily related to the MTCH Senior Notes due to the timing of interest payments. The decrease in income taxes payable and receivable, net is primarily due to income tax payments in excess of tax accruals in foreign jurisdictions. The increase in deferred revenue is due primarily to growth in subscription sales at MTCH, Vimeo, and Applications.
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
Net cash used in financing activities includes $300.0 million to repay the outstanding borrowings under the MTCH Credit Facility, $106.6 million and $16.5 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled, $24.2 million for the repurchase of $0.4 million shares of MTCH common stock, on a settlement date basis, at an average price of $55.60 per share, $14.1 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, partially offset by $350.0 million in proceeds from the 5.625% MTCH Senior Notes, $40.0 million in borrowings under the MTCH Credit Facility, and $9.3 million in proceeds from the exercise of IAC stock options.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents, short-term investments and marketable securities, cash flows generated from operations and available borrowings under the IAC Credit Facility. IAC's consolidated cash and cash equivalents, short-term investments and marketable securities at March 31, 2020 were $2.9 billion, of which $791.3 million was held by MTCH and $384.2 million was held by ANGI. The Company generated $81.0 million of operating cash flows for three months ended March 31, 2020, of which $74.7 million was generated by MTCH and $55.9 million was generated by ANGI. Each of MTCH and ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and ANGI and their respective subsidiaries. In addition, certain agreements governing MTCH and ANGI indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or in the case of MTCH, its secured net leverage ratio (as defined in the MTCH Term Loan) exceeds 2.0 to 1.0 or its consolidated leverage ratio (as defined in certain MTCH indentures) exceeds 5.0 to 1.0, and in the case of ANGI, its consolidated net leverage ratio (as defined in the ANGI Term Loan) exceeds 4.5 to 1.0. There were no such limitations at March 31, 2020.
There were no outstanding borrowings under the IAC, MTCH and ANGI credit facilities at March 31, 2020.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2020 capital expenditures are expected to be lower than 2019 capital expenditures of $136.7 million by approximately 10% to 20%, driven by lower capital expenditures at Corporate due to timing of payments related to the purchase of a 50% interest in an aircraft and ANGI related to lower leasehold improvements, partially offset by higher capital expenditures at MTCH due to building improvements related to the expansion of office space at MTCH's Tinder business and the development of capitalized software to support its products and services. The remaining payment of $13.1 million related to the purchase of the 50% interest in an aircraft is expected to be made in 2021.
At March 31, 2020, IAC has 8.0 million shares remaining in its share repurchase authorization.

During the three months ended March 31, 2020, MTCH repurchased 1.3 million shares, on a trade date basis, of its common stock at an average price of $64.57 per share, or $81.7 million in aggregate. At March 31, 2020, MTCH has 8.6 million shares remaining in its share repurchase authorization.
During the three months ended March 31, 2020, ANGI repurchased 5.1 million shares, on a trade date basis, of its common stock at an average price of $7.40 per share, or $37.5 million in aggregate. From April 1, 2020 through May 5, 2020, ANGI repurchased an additional 2.5 million shares at an average price of $6.18 per share, or $15.4 million in aggregate. ANGI has 20.1 million shares remaining in its share repurchase authorization as of May 5, 2020.
IAC, MTCH and ANGI may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment, which, for purposes of this paragraph is assumed at a 50% withholding rate. The number of IAC common shares that would be required to net settle these vested and unvested interests, at current estimated fair values, other than for MTCH, ANGI and their subsidiaries, at May 1, 2020 is 0.1 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $21.1 million at May 1, 2020. The number of IAC common shares ultimately needed to settle these awards may vary significantly as a result of both movements in the Company's stock price and the determination of fair value of the relevant subsidiary that is different than the Company's estimate.
The Company currently settles all stock options on a net basis. Assuming all stock options outstanding on May 1, 2020, were net settled on that date, the Company would have issued 1.6 million common shares (of which 1.5 million is related to vested options and 0.2 million is related to unvested options) and would have remitted $351.2 million (of which $317.0 million is related to vested options and $34.3 million is related to unvested options) in cash for withholding taxes (in each case assuming a 50% withholding rate).
The Company's RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These equity awards are settled on a net basis. The number of IAC common shares that would be required to net settle these awards at May 1, 2020 is 0.1 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $23.9 million at May 1, 2020, assuming a 50% withholding rate.
MTCH currently settles substantially all equity awards on a net basis. Assuming all MTCH awards outstanding on May 1, 2020, were net settled on that date, MTCH would have issued 5.7 million common shares (of which 1.5 million is related to vested shares and 4.2 million is related to unvested shares) and would have remitted $422.6 million (of which $112.2 million is related to vested shares and $310.4 million is related to unvested shares) in cash for withholding taxes (in each case assuming a 50% withholding rate). While certain MTCH stock options ("Tandem Awards") can be settled in MTCH or IAC common stock at the Company's election, the Company is no longer settling the Tandem Awards in IAC stock.
ANGI currently settles all equity awards on a net basis. In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at ANGI's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with ANGI issuing a sufficient number of Class A shares to cover the withholding taxes. While these awards can be settled in either Class A shares of ANGI or shares of IAC common stock at IAC's option, these awards are currently being settled in shares of ANGI. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on May 1, 2020 were net settled on that date, ANGI would have issued 5.3 million shares of ANGI Class A stock and ANGI would have remitted $35.7 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all other ANGI equity awards outstanding on May 1, 2020 were net settled on that date, including stock options, RSUs and subsidiary denominated equity, ANGI would have issued 6.1 million shares and would have remitted $41.3 million in cash for withholding taxes (assuming a 50% withholding rate).
As of March 31, 2020, IAC's economic interest and voting interest in MTCH is 80.4% and 97.4%, respectively, and in ANGI is 84.9% and 98.3%, respectively. IAC intends to take steps if necessary to maintain an economic interest in each of MTCH and ANGI of at least 80%. In addition, the Transaction Agreement requires MTCH to undertake such steps as necessary to ensure that IAC maintains its 80% economic ownership.

At March 31, 2020, all of the Company’s international cash can be repatriated without significant tax consequences.
The Company believes its existing cash, cash equivalents, short-term investments, marketable securities, available borrowings under the IAC Credit Facility and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the "COVID-19 Update" section above, to date, the COVID-19 outbreak and measures designed to curb its spread have adversely impacted certain of the Company businesses. The longer the global outbreak and measures designed to curb the spread of the COVID-19 outbreak have adverse impacts on economic conditions generally, the greater the adverse impact is likely to be on the Company's business, financial condition and results of operations. The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to make acquisitions or capital expenditures, or invest in other areas, such as developing business opportunities. The Company's ability to obtain additional financing could also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments. Additional financing may not be available on terms favorable to the Company or at all.
During the first quarter of 2020, IAC contributed $1.1 billion to IAC Holdings, Inc., a directly wholly owned subsidiary of IAC ("New IAC"). If the Separation is consummated:

•
MTCH will make a loan to IAC in an aggregate principal amount equal to the product of (i) $3.00 and (ii) the number of shares of MTCH capital stock outstanding immediately prior to the effective time of the Separation (the ‘‘Match loan’’). As part of the Separation, all MTCH stockholders, other than IAC, in respect of each share of MTCH common stock held, may elect to receive either $3.00 in cash or an additional $3.00 worth of New Match common stock. IAC will contribute the proceeds of the Match loan, less an amount equal to the product of $3.00 multiplied by the aggregate number of shares of MTCH capital stock in respect of which MTCH stockholders have made a valid cash election, to New IAC. Based on shares outstanding on March 31, 2020, New IAC will receive a contribution of approximately $685 million, assuming all non-IAC MTCH shareholders elect to receive $3.00 in cash and an additional amount of approximately $167 million if all non-IAC MTCH shareholders elect to receive additional MTCH shares. Following the Separation, the Match loan will remain as the obligation of New Match payable to MTCH; New IAC will not have any obligations with regards to the Match loan.

•	New Match will own certain IAC financing subsidiaries that are the issuers of approximately $1.7 billion aggregate principal amount of currently outstanding Exchangeable Notes.

•	New IAC’s debt immediately following the consummation of the Separation will relate solely to the ANGI Term Loan, which was $244.1 million as of March 31, 2020.
On May 6, 2020, IAC filed a registration statement on Form S-3 for an offering to sell from time to time up to $1.5 billion worth of shares of IAC Class M common stock (or New Match common stock). The net proceeds New Match receives pursuant to such sales, if any, will be transferred to New IAC following the closing of the offering (which closing would occur contemporaneously with the consummation of the Separation) and the number of shares of New Match to be received by IAC stockholders will be reduced to reflect the number of New Match shares sold in this offering.

CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2020, there were no material changes to the Company's contractual obligations since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below:

•
On February 11, 2020, MTCH issued $500 million aggregate principal amount of its 4.125% Senior Notes due August 1, 2030. The proceeds from the offering will be used to fund a portion of the cash consideration of $3.00 per MTCH common share that will be payable in connection with the Separation. If the Separation is not consummated, the proceeds will be used by MTCH for general corporate purposes.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2020, there were no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019, other than with respect to MTCH's outstanding borrowings, as described in "Contractual Obligations" included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Consumer Class Action Challenging Tinder’s Age‑Tiered Pricing
This putative state-wide class action filed against Tinder and pending in state court in California is described in detail on pages 33-34 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The lawsuit principally alleges that Tinder violated California’s Unruh Civil Rights Act (the “Unruh Act”) by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service and seeks damages in an unspecified amount. There have been no material or otherwise noteworthy developments in this case since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it should it proceed.
Tinder Optionholder Litigation against IAC and Match Group
The lawsuit filed against IAC and Match Group in New York state court by certain then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”) is described in detail on page 34 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand‑alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. Except as set forth in the paragraph immediately below, there have been no material or otherwise noteworthy developments in this case since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. IAC and Match Group believe that the allegations against them in this lawsuit are without merit and will continue to defend vigorously against it.
Document discovery in the case is substantially complete; deposition discovery has begun but is currently in hiatus in light of the COVID-19 pandemic. IAC and Match Group believe that the allegations against them in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Investigation of Certain Match.com Business Practices
The civil investigation regarding certain business practices of Match.com by the Federal Trade Commission (“FTC”) and related lawsuit filed by the FTC in the Northern District of Texas against Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (N.D. Tex.) are described in detail on page 35 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
There have been no material or otherwise noteworthy developments in the investigation and lawsuit since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. IAC and Match Group believe that the FTC’s claims regarding Match.com’s practices, policies and procedures are without merit and will defend vigorously against them.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC’s future financial performance, IAC’s business prospects and strategy, including the separation of Match Group from IAC, anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters. These forward-looking statements are based on IAC management’s expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the risks inherent in separating Match Group from IAC (including uncertainties related to, among other things: the costs and expected benefits of the proposed transaction, the expected timing of the transaction or whether it will be completed, the factors that may impact the calculation of the exchange ratio (which will determine the number of new shares of the post-transaction Match Group to be received by IAC shareholders), the expected tax treatment of the transaction, any litigation arising out of or relating to the transaction and the impact of the transaction on the businesses of IAC and Match Group), (ii) the impact of the COVID-19 outbreak on our businesses, (iii) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores and social media platforms, (iv) the failure or delay of the markets and industries in which our businesses operate to migrate online, (v) our ability to market our products and services in a successful and cost-effective manner, (vi) our ability to compete, (vii) the continued display of links to websites offering our products and services in a prominent manner in search results, (viii) our ability to build, maintain and/or enhance our various brands, (ix) our ability to develop and monetize versions of our products and services for mobile and other digital devices, (x) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, (xi) our continued ability to communicate with users and consumers via e-mail (or other sufficient means), (xii) our ability to access, collect and use personal data about our users and subscribers, (xiii) our ability to successfully offset increasing digital app store fees, (xiv) our ability to establish and maintain relationships with quality service professionals and caregivers, (xv) changes in our relationship with (or policies implemented by) Google, (xvi) foreign exchange currency rate fluctuations, (xvii) our ability to protect our systems from cyberattacks and to protect personal and confidential user information, (xviii) the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, (xix) the integrity, quality, scalability and redundancy of our systems, technology and infrastructure (and those of third parties with whom we do business), (xx) changes in key personnel, (xxi) our ability to service our outstanding indebtedness and interest rate risk, (xxii) dilution with respect to our investments in Match Group and ANGI Homeservices, (xxiii) operational and financial risks relating to acquisitions and our continued ability to identify suitable acquisition candidates, (xiv) our ability to operate in (and expand into) international markets successfully, (xv) regulatory changes and (xxvi) our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties.
Certain of these and other risks and uncertainties are discussed below (in the case of risks related to the impact of the COVID-19 outbreak on our businesses) and in IAC’s filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
The global outbreak of COVID-19 and other similar outbreaks could adversely affect our business, financial condition and results of operations.

IAC’s business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the recent outbreak of the coronavirus disease 2019 ("COVID-19"), which has been declared a "pandemic" by the World Health Organization. To date, the outbreak of COVID-19 has caused a widespread global health crisis, and governments in affected regions have implemented measures designed to curb the spread of the novel coronavirus causing the disease, such as social distancing, government imposed quarantines and lockdowns, travel bans and other public health safety measures. These measures have resulted in significant social disruption and have had (and are likely to continue to have) an adverse effect on economic conditions generally, on advertising expenditures across traditional and digital advertising channels, and on consumer confidence and spending, all of which could have an adverse effect on our businesses, financial condition and results of operations.

For example, to date, our ANGI Homeservices business has experienced a decline in demand for home services requests, driven primarily by decreases in demand in certain categories of jobs (particularly non-essential projects) and decreases in demand in regions most affected by the COVID-19 outbreak, which we attribute both to the unwillingness of consumers to interact with service professionals face-to-face or have service professionals in their homes, and to lower levels of consumer confidence and discretionary income generally. In addition, with respect to our ad-supported businesses, we have experienced a meaningful decrease in advertising rates across our various properties (as much as 30% year over year). And while our Match Group business has experienced improved user and engagement metrics, it has also experienced a decline in new users and paying subscribers during the pandemic. Also, in connection with the first quarter close of our books, we considered whether the effects of the COVID-19 outbreak were an indicator of possible impairment for our assets, and as a result of this review, identified certain impairments. See Part I-Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management Overview-COVID-19 Update. On the other hand, certain of our businesses have experienced increased demand for their services during the pandemic, which may or may not continue as effects of the COVID-19 outbreak continue to evolve.

In response to the outbreak of COVID-19 and government-imposed measures to control its spread, our ability to conduct ordinary course business activities has been (and may continue to be) impaired for an indefinite period of time. For example, we have taken several precautions that could adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing office locations. We may also experience increased operating costs as we gradually resume normal operations and enhance preventative measures, including with respect to real estate, compliance and insurance-related expenses. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors or business partners are adversely affected. Any of these measures or impairments could adversely affect our business, financial condition and results of operations.
The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact our business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, non-essential services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for our various products and services), the greater the adverse effect is likely to be on our business, financial condition and results of operations and the more limited our ability will be to try and make up for delayed or lost revenues. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations.

Furthermore, because the COVID-19 pandemic did not impact our results until late in the first quarter of 2020, such impact may not be directly comparable to any historical period and is not necessarily indicative of any future impact that the COVID-19 pandemic may have on our results for the remainder of 2020 or any subsequent periods. The impact of COVID-19 on our revenues and expenses may also fluctuate differently over the duration of the pandemic.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2020.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2020. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company's previously announced May 2016 repurchase authorization. IAC may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp (dated as of August 20, 2008).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
3.4	Certificate of Designations of Series C Cumulative Preferred Stock.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.5	Certificate of Designations of Series D Cumulative Preferred Stock.	Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q, filed on November 9, 2018.
4.1	Indenture for 4.125% Senior Notes due 2030, dated as of February 11, 2020, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to Match Group, Inc.'s Current Report on Form 8-K, filed on February 11, 2020.
10.1
Amendment No. 6, dated as of February 13, 2020, to the Credit Agreement, dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of August 14, 2017, and as further amended as of December 17, 2018, among Match Group, Inc. as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.
Exhibit 10.1 to Match Group, Inc.'s Current Report on Form 8-K, filed on February 20, 2020.
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

Dated:	May 8, 2020
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	May 8, 2020
Glenn H. Schiffman