Form 10-Q
period 2020-06-30
Match Group, Inc.
filed 2020-08-10
CIK 891103

As filed with the Securities and Exchange Commission on August 10, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-34148

Match Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2712887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8750 North Central Expressway, Suite 1400, Dallas, Texas 75231
(Address of registrant’s principal executive offices)
(214) 576-9352
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001	MTCH	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of July 31, 2020, there were 260,016,024 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2020	December 31, 2019

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$129,294	$465,676
Accounts receivable, net of allowance of $613 and $578, respectively	186,447	116,459
Other current assets	136,007	97,850
Current assets of discontinued operations	—	3,028,079
Total current assets	451,748	3,708,064
Property and equipment, net of accumulated depreciation and amortization of $151,393 and $147,669, respectively	101,647	101,065
Goodwill	1,240,302	1,239,839
Intangible assets, net of accumulated amortization of $14,419 and $13,744, respectively	222,792	228,324
Deferred income taxes	252,021	192,496
Other non-current assets	66,222	64,232
Non-current assets of discontinued operations	—	2,830,783
TOTAL ASSETS	$2,334,732	$8,364,803
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$11,959	$20,191
Deferred revenue	232,108	218,843
Accrued expenses and other current liabilities	214,975	182,250
Current liabilities of discontinued operations	—	588,896
Total current liabilities	459,042	1,010,180
Long-term debt, net	3,527,660	2,889,626
Income taxes payable	12,811	30,295
Deferred income taxes	17,634	18,285
Other long-term liabilities	25,579	26,158
Non-current liabilities of discontinued operations	—	447,414
Redeemable noncontrolling interests	(156)	44,527
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 241,617,096 and 0 shares issued; and 241,617,096 and 0 shares outstanding at June 30, 2020 and December 31, 2019, respectively	242	—
Former IAC common stock; $0.001 par value; authorized 1,600,000,000 shares; 0 and 263,229,724 shares issued; and 0 and 78,889,779 shares outstanding at June 30, 2020 and December 31, 2019, respectively	—	263
Former IAC Class B convertible common stock; $0.001 par value; authorized 400,000,000 shares; 0 and 16,157,499 shares issued ; and 0 and 5,789,499 shares outstanding at June 30, 2020 and December 31, 2019, respectively	—	16
Additional paid-in capital	7,180,181	11,683,799
Retained (deficit) earnings	(8,764,286)	1,689,925
Accumulated other comprehensive loss	(124,312)	(136,349)
Treasury stock; 0 and 194,708 shares, respectively	—	(10,309,612)
Total Match Group, Inc. shareholders’ equity	(1,708,175)	2,928,042
Noncontrolling interests	337	970,276
Total shareholders’ equity	(1,707,838)	3,898,318
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,334,732	$8,364,803
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Revenue	$555,450	$497,973	$1,100,092	$962,598
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	148,853	126,665	292,747	246,889
Selling and marketing expense	90,801	94,888	215,291	213,551
General and administrative expense	68,204	63,267	147,523	118,467
Product development expense	41,929	32,680	85,699	76,954
Depreciation	9,669	8,752	19,063	17,045
Amortization of intangibles	400	412	6,803	823
Total operating costs and expenses	359,856	326,664	767,126	673,729
Operating income	195,594	171,309	332,966	288,869
Interest expense	(45,647)	(33,545)	(88,296)	(60,997)
Other income, net	17,410	2,538	21,264	1,050
Earnings from continuing operations, before tax	167,357	140,302	265,934	228,922
Income tax (provision) benefit	(34,436)	(21,076)	16,311	7,986
Net earnings from continuing operations	132,921	119,226	282,245	236,908
(Loss) earnings from discontinued operations, net of tax	(34,611)	27,565	(366,578)	22,868
Net earnings (loss)	98,310	146,791	(84,333)	259,776
Net earnings attributable to noncontrolling interests	(31,869)	(33,324)	(60,266)	(57,614)
Net earnings (loss) attributable to Match Group, Inc. shareholders	$66,441	$113,467	$(144,599)	$202,162

Net earnings per share from continuing operations:
Basic	$0.56	$0.52	$1.21	$1.04
Diluted	$0.51	$0.45	$1.10	$0.90
Net earnings (loss) per share attributable to Match Group, Inc. shareholders:
Basic	$0.36	$0.62	$(0.79)	$1.11
Diluted	$0.32	$0.55	$(0.80)	$0.97

Stock-based compensation expense by function:
Cost of revenue	$969	$676	$2,136	$1,941
Selling and marketing expense	1,295	1,330	2,442	2,726
General and administrative expense	10,634	13,290	21,515	23,061
Product development expense	9,242	6,719	17,219	22,284
Total stock-based compensation expense	$22,140	$22,015	$43,312	$50,012
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Net earnings (loss)	$98,310	$146,791	$(84,333)	$259,776
Other comprehensive income, net of tax
Change in foreign currency translation adjustment	22,633	1,097	(3,460)	2,406
Change in unrealized gains and losses on available-for-sale securities	11	(6)	(1)	(5)
Total other comprehensive income (loss)	22,644	1,091	(3,461)	2,401
Comprehensive income (loss)	120,954	147,882	(87,794)	262,177
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(31,869)	(33,324)	(60,266)	(57,614)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(3,677)	—	1,089	(316)
Change in unrealized gains and losses of available-for-sale debt securities attributable to noncontrolling interests	—	—	—	1
Comprehensive income attributable to noncontrolling interests	(35,546)	(33,324)	(59,177)	(57,929)
Comprehensive income (loss) attributable to Match Group, Inc. shareholders	$85,408	$114,558	$(146,971)	$204,248
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended June 30, 2020

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of March 31, 2020	$42,431	$—	—	$264	263,502	$16	16,157	$11,412,142	$1,478,885	$(157,285)	$(10,309,612)	$2,424,410	$1,030,414	$3,454,824
Net (loss) earnings for the three months ended June 30, 2020	(608)	—	—	—	—	—	—	—	66,441	—	—	66,441	32,477	98,918
Other comprehensive (loss) income, net of tax	(785)	—	—	—	—	—	—	—	—	18,967	—	18,967	4,462	23,429
Stock-based compensation expense	—	—	—	—	—	—	—	61,560	—	—	—	61,560	41,777	103,337
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	181	—	—	(14,002)	—	—	—	(14,002)	—	(14,002)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	(72,705)	—	225	—	(72,480)	(1,963)	(74,443)
Adjustment of redeemable noncontrolling interests to fair value	2,389	—	—	—	—	—	—	(2,389)	—	—	—	(2,389)	—	(2,389)
Purchase of Former Match Group and ANGI Homeservices treasury stock	—	—	—	—	—	—	—	(67,077)	—	—	—	(67,077)	—	(67,077)
Retirement of treasury stock	—	—	—	(184)	(184,340)	(10)	(10,368)	194	(10,309,612)	—	10,309,612	—	—	—
Exchange Former IAC common stock and Class B common stock for Match Group common stock and completion of the Separation	(43,583)	184	183,749	(80)	(79,343)	(6)	(5,789)	(4,745,520)	—	13,781	—	(4,731,641)	(498,792)	(5,230,433)
Acquire Former Match Group noncontrolling interest	—	58	57,868	—	—	—	—	608,110	—	—	—	608,168	(608,168)	—
Other	—	—	—	—	—	—	—	(132)	—	—	—	(132)	130	(2)
Balance as of June 30, 2020	$(156)	$242	241,617	$—	—	$—	—	$7,180,181	$(8,764,286)	$(124,312)	$—	$(1,708,175)	$337	$(1,707,838)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Three Months Ended June 30, 2019

		Match Group Shareholders’ Equity
		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of March 31, 2019	$71,914	$263	262,629	$16	16,157	$11,868,424	$1,347,489	$(126,719)	$(10,309,612)	$2,779,861	$791,475	$3,571,336
Net earnings for the six months ended June 30, 2019	6,946	—	—	—	—	—	113,467	—	—	113,467	26,378	139,845
Other comprehensive (loss) income, net of tax	(335)	—	—	—	—	—	—	1,091	—	1,091	335	1,426
Stock-based compensation expense	35	—	—	—	—	22,890	—	—	—	22,890	39,494	62,384
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	160	—	—	(18,112)	—	—	—	(18,112)	—	(18,112)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(99,811)	—	(77)	—	(99,888)	2,281	(97,607)
Purchase of redeemable noncontrolling interests	(2,939)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(104)	—	—	—	—	104	—	—	—	104	—	104
Noncontrolling interests created in an acquisition	5,009	—	—	—	—	—	—	—	—	—	—	—
Purchase of exchangeable note hedges	—	—	—	—	—	(303,428)	—	—	—	(303,428)	—	(303,428)
Equity component of exchangeable senior notes, net of deferred financing costs and deferred tax liabilities	—	—	—	—	—	321,128	—	—	—	321,128	—	321,128
Issuance of warrants	—	—	—	—	—	166,520	—	—	—	166,520	—	166,520
Other	(24)	—	—	—	—	(172)	—	—	—	(172)	173	1
Balance as of June 30, 2019	$80,502	$263	262,789	$16	16,157	$11,957,543	$1,460,956	$(125,705)	$(10,309,612)	$2,983,461	$860,136	$3,843,597

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Six Months Ended June 30, 2020

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2019	$44,527	$—	—	$263	263,230	$16	16,157	$11,683,799	$1,689,925	$(136,349)	$(10,309,612)	$2,928,042	$970,276	$3,898,318
Net (loss) earnings for the six months ended June 30, 2020	(2,070)	—	—	—	—	—	—	—	(144,599)	—	—	(144,599)	62,336	(82,263)
Other comprehensive loss, net of tax	(686)	—	—	—	—	—	—	—	—	(2,372)	—	(2,372)	(403)	(2,775)
Stock-based compensation expense	15	—	—	—	—	—	—	73,059	—	—	—	73,059	86,363	159,422
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	1	453	—	—	(34,518)	—	—	—	(34,517)	—	(34,517)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	(212,270)	—	628	—	(211,642)	(11,405)	(223,047)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,807	—	—	—	—	—	—	(4,807)	—	—	—	(4,807)	—	(4,807)
Purchase of Former Match Group and ANGI Homeservices treasury stock	—	—	—	—	—	—	—	(187,735)	—	—	—	(187,735)	—	(187,735)
Retirement of treasury stock	—	—	—	(184)	(184,340)	(10)	(10,368)	194	(10,309,612)	—	10,309,612	—	—	—
Exchange Former IAC common stock and Class B common stock for Match Group common stock and completion of the Separation	(43,583)	184	183,749	(80)	(79,343)	(6)	(5,789)	(4,745,520)	—	13,781	—	(4,731,641)	(498,792)	(5,230,433)
Acquire Former Match Group noncontrolling interest	—	58	57,868	—	—	—	—	608,110	—	—	—	608,168	(608,168)	—
Other	(1)	—	—	—	—	—	—	(131)	—	—	—	(131)	130	(1)
Balance as of June 30, 2020	$(156)	$242	241,617	$—	—	$—	—	$7,180,181	$(8,764,286)	$(124,312)	$—	$(1,708,175)	$337	$(1,707,838)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Six Months Ended June 30, 2019

		Match Group Shareholders’ Equity
		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2018	$65,687	$262	262,303	$16	16,157	$12,022,387	$1,258,794	$(128,722)	$(10,309,612)	$2,843,125	$708,676	$3,551,801
Net earnings for the six months ended June 30, 2019	5,895	—	—	—	—	—	202,162	—	—	202,162	51,719	253,881
Other comprehensive (loss) income, net of tax	(149)	—	—	—	—	—	—	2,086	—	2,086	464	2,550
Stock-based compensation expense	77	—	—	—	—	43,055	—	—	—	43,055	86,731	129,786
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	1	486	—	—	(23,023)	—	—	—	(23,022)	—	(23,022)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(258,769)	—	931	—	(257,838)	12,373	(245,465)
Purchase of redeemable noncontrolling interests	(6,121)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	10,138	—	—	—	—	(10,138)	—	—	—	(10,138)	—	(10,138)
Noncontrolling interests created in an acquisition	5,009	—	—	—	—	—	—	—	—	—	—	—
Purchase of exchangeable note hedges	—	—	—	—	—	(303,428)	—	—	—	(303,428)	—	(303,428)
Equity component of exchangeable Senior Notes, net of deferred financing costs and deferred tax liabilities	—	—	—	—	—	321,128	—	—	—	321,128	—	321,128
Issuance of warrants	—	—	—	—	—	166,520	—	—	—	166,520	—	166,520
Other	(34)	—	—	—	—	(189)	—	—	—	(189)	173	(16)
Balance as of June 30, 2019	$80,502	$263	262,789	$16	16,157	$11,957,543	$1,460,956	$(125,705)	$(10,309,612)	$2,983,461	$860,136	$3,843,597
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$282,245	$236,908
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	43,312	50,012
Depreciation	19,063	17,045
Amortization of intangibles	6,803	823
Deferred income taxes	(21,025)	(39,332)
Other adjustments, net	41,319	13,827
Changes in assets and liabilities
Accounts receivable	(69,228)	(61,414)
Other assets	(10,144)	(13,591)
Accounts payable and other liabilities	(13,349)	(4,757)
Income taxes payable and receivable	(16,242)	(9,787)
Deferred revenue	13,133	15,483
Net cash provided by operating activities attributable to continuing operations	275,887	205,217
Cash flows from investing activities attributable to continuing operations:
Net cash used in business combinations	—	(3,759)
Capital expenditures	(18,124)	(20,851)
Net cash distribution related to Separation of IAC	(2,448,749)	—
Other, net	(118)	1,118
Net cash used in investing activities attributable to continuing operations	(2,466,991)	(23,492)
Cash flows from financing activities attributable to continuing operations:
Borrowings under the Credit Facility	20,000	40,000
Proceeds from Senior Notes offerings	1,000,000	350,000
Proceeds from Exchangeable Notes offerings	—	1,150,000
Principal payments on Credit Facility	—	(300,000)
Principal payments on Senior Notes	(400,000)	—
Purchase of exchangeable note hedges	—	(303,428)
Proceeds from issuance of warrants	—	166,520
Debt issuance costs	(13,195)	(26,361)
Withholding taxes paid on behalf of employees on net settled stock-based awards of Former Match Group	(209,698)	(138,465)
Purchase of Former Match Group treasury stock	(132,868)	(76,086)
Purchase of noncontrolling interests	(15,827)	—
Other, net	(12,745)	27
Net cash provided by financing activities attributable to continuing operations	235,667	862,207
Total cash (used in) provided by continuing operations	(1,955,437)	1,043,932
Net cash provided by operating activities attributable to discontinued operations	20,031	150,590
Net cash used in investing activities attributable to discontinued operations	(963,420)	(109,180)
Net cash used in financing activities attributable to discontinued operations	(110,959)	(65,435)
Total cash used in discontinued operations	(1,054,348)	(24,025)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,152)	361
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,010,937)	1,020,268
Cash, cash equivalents, and restricted cash at beginning of period	3,140,358	2,133,685
Cash, cash equivalents, and restricted cash at end of period	$129,421	$3,153,953
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc., through its portfolio companies, is a leading provider of dating products available globally. Our portfolio of brands includes Tinder®, Match®, Meetic®, OkCupid®, Hinge®, Pairs™, PlentyOfFish®, and OurTime®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio companies and their trusted brands, we provide tailored products to meet the varying preferences of our users. Our products are available in over 40 languages to our users all over the world. Match Group has one operating segment, Dating, which is managed as a portfolio of dating brands.
Separation of Match Group and IAC
On June 30, 2020, the companies formerly known as Match Group, Inc. (referred to as “Former Match Group”) and IAC/InterActiveCorp (referred to as “Former IAC”) completed the separation of the Company from IAC through a series of transactions that resulted in two, separate public companies—(1) Match Group, which consists of the businesses of Former Match Group and certain financing subsidiaries previously owned by Former IAC, and (2) IAC/InterActiveCorp, formerly known as IAC Holdings, Inc. (“IAC”), consisting of Former IAC’s businesses other than Match Group (the “Separation”). See “Note 6—Shareholders’ Equity” for additional information about the series of transactions.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries after the completion of the Separation, unless the context indicates otherwise.
The following diagram illustrates the simplified organizational and ownership structure immediately prior to the Separation.
Under the terms of the Transaction Agreement (the “Transaction Agreement”) dated as of December 19, 2019 and amended as of April 28, 2020 and as further amended as of June 22, 2020, Former Match Group merged with and into Match Group Holdings II, LLC (“MG Holdings II”), an indirect wholly-owned subsidiary of Match Group, with MG Holdings II surviving the merger as an indirect wholly-owned subsidiary of Match Group. Former Match Group stockholders (other than Former IAC) received, through the merger, in exchange for each outstanding share of Former Match Group common stock that they held, one share of Match Group common stock and, at the holder’s election, either (i) $3.00 in cash or (ii) a fraction of a share of Match Group common stock with a value of $3.00 (calculated pursuant to the Transaction Agreement). As a result of the merger and other transactions contemplated by the Transaction Agreement, Former Match Group stockholders (other than Former IAC) became stockholders of the Company.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following diagram illustrates the simplified organizational and ownership structure immediately after the Separation.

ANGI Stockholders (other than IAC)
IAC Stockholders
IAC
ANGI
Businesses of Former IAC
Match Group Stockholders (previously Former IAC and Former Match Group Stockholders)
Match Group, Inc.
Exchangeable Notes and related instruments
Match Group Holdings I, LLC
Match Group Holdings II, LLC (entity which Former Match Group merged with and into)

Discontinued Operations
As a result of the Separation, the operations of Former IAC businesses other than Match Group are presented as discontinued operations. See “Note 3—Discontinued Operations” for additional details.
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and accounts have been eliminated.
In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated and combined statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of cash equivalents, the carrying value of accounts receivable, including the determination of the

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
allowance for credit losses; the determination of revenue reserves; the carrying value of right-of-use assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets, and other factors that the Company considers relevant.
Accounting for Investments and Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, following its adoption on January 1, 2018, with any changes to fair value recognized within other expense, net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its equity securities for impairment each reporting period when there are qualitative indicators or events that indicate possible impairment. Factors we consider in making this determination include negative change in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the security is below the carrying value, the Company writes down the security to its fair value and records the corresponding charge within other income (expense), net.
Revenue Recognition
Revenue is recognized when control of the promised services are transferred to our customers, and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2019 was $218.8 million. During the six months ended June 30, 2020, the Company recognized $208.2 million of revenue that was included in the deferred revenue balance as of December 31, 2019. The current deferred revenue balance at June 30, 2020 is $232.1 million. At June 30, 2020 and December 31, 2019, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Direct Revenue:
North America	$284,318	$251,499	$547,665	$489,272
International	262,423	235,801	533,900	451,990
Total Direct Revenue	546,741	487,300	1,081,565	941,262
Indirect Revenue (principally advertising revenue)	8,709	10,673	18,527	21,336
Total Revenue	$555,450	$497,973	$1,100,092	$962,598
Recent Accounting Pronouncements Adopted by the Company
The Company adopted ASU No. 2016-13 effective January 1, 2020. ASU No. 2016-13 replaces the “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. The Company adopted ASU No. 2016-13 using the modified retrospective approach and there was no cumulative effect arising from the adoption. The adoption of ASU No. 2016-13 did not have a material impact on the Company's financial statements.
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
NOTE 2—INCOME TAXES
At the end of each interim period, the Company estimates the annual effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of beginning-of-the-year deferred tax assets in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.
The computation of the estimated annual effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in the income tax provision in the quarter in which the change occurs.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the outbreak of a novel coronavirus (“COVID-19”) and their employees. Based on our analysis of the CARES Act, Match Group expects to avail itself of the following:

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
•a $20.8 million refund of federal income taxes due to a five-year carryback of net operating losses incurred in 2019;
•accelerated depreciation deductions;
•a relaxation of limitations on interest expense deductions; and
•a deferral of 2020 employer social security payroll taxes.
The Company continues to review and consider worldwide government programs related to the COVID-19 pandemic; however, the Company does not expect the impacts of these programs to be material.
For the three months ended June 30, 2020 and 2019, the Company recorded an income tax provision of $34.4 million and $21.1 million, representing effective tax rates of 21% and 15%, respectively. The effective tax rates in both three-month periods benefited from excess tax benefits generated by the exercise and vesting of stock-based awards. For the three months ended June 30, 2020, this benefit was offset by a non-recurring increase in the valuation allowance for foreign tax credits. For the six months ended June 30, 2020 and 2019, the Company recorded an income tax benefit of $16.3 million and $8.0 million, respectively, as a result of excess tax benefits generated by the exercise and vesting of stock-based awards, with the 2020 period partially offset by a non-recurring increase in the valuation allowance for foreign tax credits.
At Separation, the Company became the parent of the Former IAC consolidated tax group. As a result, we will allocate to IAC a portion of the tax attributes related to the consolidated federal and state tax filings pursuant to the Internal Revenue Code and applicable state law. This allocation requires that the Company’s net deferred tax asset be adjusted in the year of the Separation with a corresponding adjustment to additional paid-in capital. The allocation of attributes that was recorded as of June 30, 2020 is preliminary and subject to adjustments. An allocation of additional tax attributes will be made at the close of the tax year on December 31, 2020 as an adjustment to additional paid-in capital, as well as upon the filing of the 2020 tax return and potential tax audits in the future. See “Note 12—Related Party Transactions” for amounts outstanding under the tax matters agreement entered into with IAC at Separation.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and amount of income and deductions, and the allocation of such income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for the years ended December 31, 2010 through 2016, resulting in reductions to the manufacturing tax deduction and research credits claimed. The IRS began an audit of the year ended December 31, 2017 in the second quarter. The statute of limitations for the years 2010 through 2012 has been extended to May 31, 2021, and the statute of limitations for the years 2013 to 2016 has been extended to March 31, 2021. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustments. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2020 and December 31, 2019, unrecognized tax benefits, including interest and penalties, are $40.6 million and $55.5 million, respectively. Unrecognized tax benefits, including interest and penalties, at June 30, 2020 decreased by $14.9 million due primarily to the effective settlement of certain prior year tax positions with the IRS relating to the manufacturing tax deduction and research credits. If unrecognized tax benefits at June 30, 2020 are subsequently recognized, $36.4 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2019 was $51.9 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $4.1

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
million by June 30, 2021 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.
NOTE 3—DISCONTINUED OPERATIONS
On June 30, 2020, as part of the Separation described in “Note 1—The Company and Summary of Significant Accounting Policies,” the operations of Former IAC businesses other than Match Group are presented as discontinued operations.
The components of assets and liabilities of discontinued operations in the accompanying consolidated balance sheet at December 31, 2019 consisted of the following:

December 31, 2019
(In thousands)
Cash and cash equivalents	$2,673,619
Marketable securities	19,993
Accounts receivable, net	181,875
Other current assets	152,592
Total current assets in discontinued operations	$3,028,079

Property and equipment, net	$270,288
Goodwill	1,614,623
Intangible assets, net	350,150
Long-term investments	347,976
Other non-current assets	247,746
Total non-current assets in discontinued operations	$2,830,783

Current portion of long-term debt	$13,750
Accounts payable, trade	74,166
Deferred revenue	178,647
Accrued expenses and other current liabilities	322,333
Total current liabilities in discontinued operations	$588,896

Long-term debt, net	$231,946
Income taxes payable	6,410
Deferred income taxes	28,751
Other long-term liabilities	180,307
Total long-term liabilities in discontinued operations	$447,414

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The key components of loss from discontinued operations for the three and six months ended June 30, 2020 and 2019 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Revenue	$726,361	$688,684	$1,410,485	$1,329,903
Operating costs and expenses	(840,902)	(705,683)	(1,840,178)	(1,384,589)
Operating loss	(114,541)	(16,999)	(429,693)	(54,686)
Interest expense	(1,555)	(3,661)	(3,772)	(7,352)
Other income (expense)	51,244	43,435	(2,503)	45,573
Income tax benefit	30,241	4,790	69,390	39,333
(Loss) earnings from discontinued operations	(34,611)	27,565	(366,578)	22,868

NOTE 4—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both June 30, 2020 and December 31, 2019, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $5.1 million and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values, since the adoption of ASU 2016-01 on January 1, 2018 through June 30, 2020, were $6.1 million. For both the six months ended June 30, 2020 and 2019, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of June 30, 2020 and December 31, 2019, the Company has elected the measurement alternative. As of June 30, 2020, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Fair Value Measurements
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:
•Level 1: Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.
•Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active, and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company’s Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.
•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$2,277	$—	$2,277

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$150,865	$—	$150,865
Time deposits	—	30,000	30,000
Total	$150,865	$30,000	$180,865
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, and right-of-use assets, are adjusted to fair value only when an impairment charge is recognized. The Company’s financial assets, comprised of equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
As of December 31, 2019, the net book value of both the Match brand in the UK and the Meetic brand in Europe approximated their fair values. An impairment of $4.6 million, which is included within amortization, was recognized on these brands during the six months ended June 30, 2020, as the outbreak of COVID-19 placed additional pressure on projected 2020 revenues at these brands.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a)	$(3,527,660)	$(4,797,393)	$(2,889,626)	$(3,904,406)
______________________
(a)At June 30, 2020 and December 31, 2019, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $384.8 million and $402.9 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At June 30, 2020 and December 31, 2019, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 5—LONG-TERM DEBT, NET
Long-term debt consists of:

	June 30, 2020	December 31, 2019

	(In thousands)
Credit Facility due February 13, 2025	$20,000	$—
Term Loan due February 13, 2027 (the “Term Loan”)	425,000	425,000
6.375% Senior Notes due June 1, 2024 (the “6.375% Senior Notes”); interest payable each June 1 and December 1	—	400,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1, commencing December 1, 2020	500,000	—
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1, commencing August 1, 2020	500,000	—
0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”); interest payable each April 1 and October 1	517,500	517,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,912,500	3,292,500
Less: Unamortized original issue discount	336,069	357,887
Less: Unamortized debt issuance costs	48,771	44,987
Total long-term debt, net	$3,527,660	$2,889,626
Term Loan and Credit Facility
In connection with the Separation, Former Match Group was merged into and with MG Holdings II. MG Holdings II replaced Former Match Group as borrower under the Credit Agreement and assumed its obligations thereunder and under the Term Loan and Credit Facility.
MG Holdings II, an indirect wholly-owned subsidiary of the Company, entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. On February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity from November 16, 2022 to February 13, 2027. At both June 30, 2020 and December 31, 2019, the outstanding balance on the Term Loan was $425 million and the interest rate of the Term Loan was 2.18% and 4.44% as of those dates, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125%, and extend its maturity to February 13, 2025. At June 30, 2020 the outstanding balance was $20.0 million and at December 31, 2019, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds, which was 25 basis points as of June 30, 2020, is based on the current leverage ratio. Borrowings under

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. At June 30, 2020, the interest rate of the Credit Facility was 1.48%. The terms of the Credit Facility require MG Holdings II to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
The Credit Facility and Term Loan contain covenants that would limit the ability of MG Holdings II to pay dividends, make distributions, or repurchase MG Holdings II’s stock in the event MG Holdings II’s secured net leverage ratio exceeds 2.0 to 1.0, while the Term Loan remains outstanding and, thereafter, if MG Holdings II’s consolidated net leverage ratio exceeds 4.0 to 1.0, or in the event a default has occurred. There are additional covenants under these debt agreements that limit the ability of MG Holdings II and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain MG Holdings II wholly-owned domestic subsidiaries and are also secured by the stock of certain MG Holdings II domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility rank equally with each other, and have priority over the Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
Senior Notes
In connection with the Separation on June 30, 2020, MG Holdings II replaced the Former Match Group as issuer of each of the Senior Notes and assumed its obligations thereunder and under the indentures governing each of the Senior Notes, respectively.
The 4.625% Senior Notes were issued by MG Holdings II on May 19, 2020. The proceeds from these notes were used to redeem the outstanding 6.375% Senior Notes, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to June 1, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 4.625% Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The 4.125% Senior Notes were issued by MG Holdings II on February 11, 2020. The proceeds from these notes were used to fund a portion of the $3.00 per common share of Former Match Group that was payable in connection with the Separation. At any time prior to May 1, 2025, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 4.125% Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The 5.625% Senior Notes were issued by MG Holdings II on February 15, 2019. The proceeds from these notes were used to repay outstanding borrowings under the Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to February 15, 2024, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 5.625% Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The 5.00% Senior Notes were issued by MG Holdings II on December 4, 2017. At any time prior to December 15, 2022, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 5.00% Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The 6.375% Senior Notes were redeemed on June 11, 2020 with proceeds from the 4.625% Senior Notes. The related call premium of $12.8 million and $2.9 million of unamortized original issue discount and debt issuance costs related to the 6.375% Senior Notes are included in “Other (expense) income, net” in the consolidated financial statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The indentures governing the 5.00% Senior Note contain covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At June 30, 2020, there were no limitations pursuant thereto. There are additional covenants in those indentures that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with certain financial ratios set forth therein, and (ii) incur liens, enter into agreements restricting the ability of MG Holdings II’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indentures governing the 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indentures governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, and our ability to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
The Senior Notes all rank equally in right of payment.
Exchangeable Notes
During 2017, Match Group FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, issued $517.5 million aggregate principal amount of its 2022 Exchangeable Notes. During 2019, Match Group FinanceCo 2, Inc. and Match Group FinanceCo 3, Inc., direct, wholly-owned subsidiaries of the Company, issued $575.0 million aggregate principal amount of its 2026 Exchangeable Notes and $575.0 million aggregate principal amount of its 2030 Exchangeable Notes, respectively.
The 2022, 2026, and 2030 Exchangeable Notes (collectively the “Exchangeable Notes”) are guaranteed by the Company but are not guaranteed by MG Holdings II or any of its subsidiaries.
Following the Separation, the number of shares of the Company’s common stock into which each $1,000 of principal of the Exchangeable Notes is exchangeable and the approximate equivalent exchange price per share were adjusted under the terms of each of the respective Exchangeable Notes to reflect the conversion of each from Former IAC amounts to Match Group amounts. The following table presents details of the exchangeable features under the amended Match Group terms:

	Number of shares of the Company’s Common Stock into which each $1,000 of Principal of the Exchangeable Notes is Exchangeable(a)	Approximate Equivalent Exchange Price per Share(a)	Exchangeable Date
2022 Exchangeable Notes	22.7331	$43.99	July 1, 2022
2026 Exchangeable Notes	11.4259	$87.52	March 15, 2026
2030 Exchangeable Notes	11.8739	$84.22	October 15, 2029
______________________
(a)Subject to adjustment upon the occurrence of specified events.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(4) upon the occurrence of specified corporate events as further described under the indentures governing the respective Exchangeable Notes.
On or after the respective exchangeable dates noted in the table above, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their Exchangeable Notes regardless of the foregoing conditions. Upon exchange, the Company, in its sole discretion, has the option to settle the Exchangeable Notes with any of the three following alternatives: (1) shares of the Company’s common stock, (2) cash or (3) a combination of cash and shares of the Company's common stock. It is the Company’s intention to settle the Exchangeable Notes with cash equal to the face amount of the notes upon exchange; any shares issued would be offset by shares received upon exercise of the Exchangeable Note Hedges (described below).
The Company’s 2022 Exchangeable Notes were exchangeable as of June 30, 2020; during the three and six months ended June 30, 2020, no notes were exchanged. Any dilution arising from the 2022 Exchangeable Notes would be mitigated by the 2022 Exchangeable Notes Hedge. The Company’s 2026 and 2030 Exchangeable Notes were not exchangeable as of June 30, 2020, however, their if-converted value exceeds their respective principal amount.
The following table presents the if-converted value that exceeded the principal of each note based on the Company’s stock price June 30, 2020 and December 31, 2019, respectively. The amounts for June 30, 2020 represent the exchange occurring under the Match Group terms and for December 31, 2019 represent the exchange occurring under Former IAC terms.

	June 30, 2020	December 31, 2019

	(In millions)
2022 Exchangeable Notes	$706.6	$329.6
2026 Exchangeable Notes	$108.6	N/A
2030 Exchangeable Notes	$135.4	N/A
Additionally, each of Match Group FinanceCo 2, Inc. and Match Group FinanceCo 3, Inc. may redeem for cash all or any portion of its applicable notes, at its option, on or after June 20, 2023 and July 20, 2026, respectively, if the last reported sale price of the common stock underlying the respective notes has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the notice of redemption is provided, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the applicable issuer provides notice of redemption, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The Company separately accounts for the debt and equity components of the Exchangeable Notes, and therefore, the Company recorded an original issue discount and corresponding increase to additional paid-in capital, which is the fair value attributed to the exchange feature of each series of debt at issuance. The Company is amortizing the original issue discount and debt issuance costs utilizing the effective interest method over the life of the Exchangeable Notes. The effective interest rates for the 2022, 2026, and 2030 Exchangeable Notes are 4.73%, 5.35%, and 6.59%, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables sets forth the components of the Exchangeable Notes:

	June 30, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Liability component:
Principal	$517,500	$575,000	$575,000
Less: unamortized original issue discount	33,779	120,585	175,281
Net carrying value of the liability component	$483,721	$454,415	$399,719

Equity component	$70,363	$138,796	$189,213

	December 31, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Liability component:
Principal	$517,500	$575,000	$575,000
Less: unamortized original issue discount	40,768	129,037	181,800
Net carrying value of the liability component	$476,732	$445,963	$393,200

Equity component	$70,363	$138,796	$189,213
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended June 30, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,132	$1,258	$2,875
Amortization of original issue discount	3,535	4,235	3,273
Amortization of debt issuance costs	875	321	178
Total interest expense recognized	$5,542	$5,814	$6,326

	Six Months Ended June 30, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$2,264	$2,516	$5,750
Amortization of original issue discount	6,989	8,452	6,519
Amortization of debt issuance costs	1,730	640	354
Total interest expense recognized	$10,983	$11,608	$12,623

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,132	$447	$1,022
Amortization of original issue discount	3,396	1,499	1,146
Amortization of debt issuance costs	871	131	85
Total interest expense recognized	$5,399	$2,077	$2,253

	Six Months Ended June 30, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$2,264	$447	$1,022
Amortization of original issue discount	6,759	1,499	1,146
Amortization of debt issuance costs	1,742	131	85
Total interest expense recognized	$10,765	$2,077	$2,253
Exchangeable Notes Hedge and Warrants
In connection with the Exchangeable Notes offerings, the Company purchased call options allowing the Company to purchase initially (subject to adjustment upon the occurrence of specified events) the same number of shares that would be issuable upon the exchange of the applicable Exchangeable Notes at the price per share set forth below (the “Exchangeable Notes Hedge”), and sold warrants allowing the counterparty to purchase (subject to adjustment upon the occurrence of specified events) shares at the per share price set forth below (the “Exchangeable Notes Warrants”).
The Exchangeable Notes Hedges are expected to reduce the potential dilutive effect on the Company’s common stock upon any exchange of notes and/or offset any cash payment Match Group FinanceCo, Inc., Match Group FinanceCo 2, Inc. or Match Group FinanceCo 3, Inc. is required to make in excess of the principal amount of the exchanged notes. The Exchangeable Notes Warrants have a dilutive effect on the Company’s common stock to the extent that the market price per share of the Company common stock exceeds their respective strike prices.
Following the Separation, the number of shares and the approximate equivalent exchange price per share for the related Exchangeable Notes Hedge were adjusted to reflect the conversion from Former IAC to Match Group. The Exchangeable Notes Warrants also had adjustments in the number of shares and strike price per share to reflect the conversion from Former IAC to Match Group. The following tables present details of the Exchangeable Notes Hedges and Warrants under the amended Match Group terms:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Hedge	11.8	$43.99
2026 Exchangeable Notes Hedge	6.6	$87.52
2030 Exchangeable Notes Hedge	6.8	$84.22

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Warrants	11.8	$68.14
2026 Exchangeable Notes Warrants	6.6	$135.58
2030 Exchangeable Notes Warrants	6.8	$135.58
______________________
(a)Subject to adjustment upon the occurrence of specified events.
NOTE 6—SHAREHOLDERS’ EQUITY
Description of Common Stock
The rights of holders of Match Group common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. The holders of shares of Match Group common stock are entitled to receive, share for share, such dividends as may be declared by Match Group’s Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution, or winding up, holders of the Company’s common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of all liabilities.
Reserved Common Shares
In connection with equity compensation plans, the Exchangeable Notes, and warrants, 94.6 million shares of Match Group common stock are reserved at June 30, 2020.
Retirement of Treasury Stock
On June 30, 2020, prior to the Separation, Former IAC retired all Former IAC common stock and Class B common stock held in treasury.
Preferred Stock
The Company has authorized 100,000,000 shares, $0.01 par value per share, of preferred stock. No shares have been issued under this authorization.
Series of equity transactions related to the Separation of Former IAC
Upon the consummation of the Separation, holders of Former IAC common stock exchanged outstanding common stock for (i) one share of Series 1 Mandatorily Exchangeable Preferred Stock, which was immediately exchanged, and then retired, for one share of IAC common stock; and (ii) 2.1584 shares of Match Group common stock, par value $0.001 per share.
Upon the consummation of the Separation, holders of Former IAC Class B common stock exchanged outstanding Class B common stock for (i) one share of Series 2 Mandatorily Exchangeable Preferred Stock, which was immediately exchanged, and then retired, for one share of IAC Class B common stock; and (ii) 2.1584 shares of Match Group common stock, par value $0.001 per share.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings.

	Three Months Ended June 30, 2020
	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
		(In thousands)
Balance at April 1	$(157,273)	$(12)	$(157,285)
Other comprehensive income before reclassifications	19,100	11	19,111
Amounts reclassified to earnings	(144)	—	(144)
Net period other comprehensive income	18,956	11	18,967
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	225	—	225
Separation of IAC	13,780	1	13,781
Balance at June 30	$(124,312)	$—	$(124,312)

	Three Months Ended June 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at April 1	$(126,725)	$6	$(126,719)
Other comprehensive income (loss)	1,097	(6)	1,091
Net period other comprehensive income (loss)	1,097	(6)	1,091
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	(77)	—	(77)
Balance at June 30	$(125,705)	$—	$(125,705)

	Six Months Ended June 30, 2020
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(136,349)	$—	$(136,349)
Other comprehensive loss before reclassifications	(2,207)	(1)	(2,208)
Amounts reclassified to earnings	(164)	—	(164)
Net current period other comprehensive loss	(2,371)	(1)	(2,372)
Allocation of accumulated other comprehensive income related to the noncontrolling interests	628	—	628
Separation of IAC	13,780	1	13,781
Balance at June 30	$(124,312)	$—	$(124,312)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(128,726)	$4	$(128,722)
Other comprehensive income (loss)	2,090	(4)	2,086
Net period other comprehensive income (loss)	2,090	(4)	2,086
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	931	—	931
Balance at June 30	$(125,705)	$—	$(125,705)
At both June 30, 2020 and 2019, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8—EARNINGS PER SHARE
As a result of the Separation, weighted average basic and dilutive shares outstanding for all periods prior to the Separation, including the second quarter of 2020, reflect the share position of Former IAC multiplied by the Separation exchange ratio of 2.1584. In July 2020, an additional 17.3 million shares were issued. See “Note 13—Subsequent Event” for additional information about the transaction. The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$132,921	$132,921	$119,226	$119,226
Net earnings attributable to noncontrolling interests	(29,816)	(29,816)	(25,092)	(25,092)
Impact from subsidiaries’ dilutive securities of continuing operations(a)	—	(3,974)	—	(6,122)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$103,105	$99,131	$94,134	$88,012

(Loss) earnings from discontinued operations, net of tax	$(34,611)	$(34,611)	$27,565	$27,565
Net earnings attributable to noncontrolling interests of discontinued operations	(2,053)	(2,053)	(8,232)	(8,232)
Impact from subsidiaries’ dilutive securities of discontinued operations(a)	—	(356)	—	(14)
Net (loss) earnings from discontinued operations attributable to shareholders	$(36,664)	$(37,020)	$19,333	$19,319
Net earnings attributable to Match Group, Inc. shareholders	$66,441	$62,111	$113,467	$107,331

Denominator
Weighted average basic shares outstanding	183,477	183,477	181,606	181,606
Dilutive securities(a)(b)(c)(d)	—	11,511	—	12,874
Denominator for earnings per share—weighted average shares(a)(b)(c)(d)	183,477	194,988	181,606	194,480

Earnings per share:
Earnings per share from continuing operations	$0.56	$0.51	$0.52	$0.45
(Loss) earnings per share from discontinued operations, net of tax	$(0.20)	$(0.19)	$0.11	$0.10
(Loss) earnings per share attributable to Match Group, Inc. shareholders	$0.36	$0.32	$0.62	$0.55

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$282,245	$282,245	$236,908	$236,908
Net earnings attributable to noncontrolling interests	(60,585)	(60,585)	(48,808)	(48,808)
Impact from subsidiaries’ dilutive securities of continuing operations(a)	—	(9,427)	—	(12,774)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$221,660	$212,233	$188,100	$175,326

(Loss) earnings from discontinued operations, net of tax	$(366,578)	$(366,578)	$22,868	$22,868
Net loss (earnings) attributable to noncontrolling interests of discontinued operations	319	319	(8,806)	(8,806)
Impact from subsidiaries’ dilutive securities of discontinued operations(a)	$—	$(240)	$—	$(58)
Net (loss) earnings from discontinued operations attributable to shareholders	(366,259)	(366,499)	14,062	14,004
Net (loss) earnings attributable to Match Group, Inc. shareholders	$(144,599)	$(154,266)	$202,162	$189,330

Denominator
Weighted average basic shares outstanding	183,297	183,297	181,354	181,354
Dilutive securities(a)(b)(c)(d)	—	9,735	—	13,392
Denominator for earnings per share—weighted average shares(a)(b)(c)(d)	183,297	193,032	181,354	194,746

Earnings per share:
Earnings per share from continuing operations	$1.21	$1.10	$1.04	$0.90
(Loss) earnings per share from discontinued operations, net of tax	$(2.00)	$(1.90)	$0.08	$0.07
(Loss) earnings per share attributable to Match Group, Inc. shareholders	$(0.79)	$(0.80)	$1.11	$0.97
______________________
(a)Former IAC had the option to settle certain Former Match Group and ANGI Homeservices (“ANGI”) stock-based awards with Former IAC shares. For the three and six months ended June 30, 2020 and 2019, it was more dilutive for Former Match Group to settle certain Former Match Group equity awards and ANGI to settle certain ANGI equity awards. For the three and six months ended June 30, 2019, it was more dilutive for Former Match Group to settle certain Former Match Group equity awards and for Former IAC to settle certain ANGI equity awards.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity; exchange of the Company's Exchangeable Notes; and vesting of restricted stock units. For both the three and six months ended June 30, 2020, 16.7 million potentially dilutive securities, and for both the three and six months ended June 30, 2019, 24.1 million potentially dilutive securities, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(c)Market-based awards and performance-based stock options (“PSOs”) and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards, PSOs, and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards, PSOs, and PSUs is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2020, 0.2 million shares underlying market-based awards, PSOs, and PSUs, and for both the three and six months ended June 30, 2019, 0.6 million shares underlying market-based awards, PSOs, and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
(d)It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; therefore, the Exchangeable Notes are only dilutive, for periods prior to the Separation, during which the average price of Former IAC common stock exceeded the approximate $152.18, $302.77 and $291.35 per share exchange price per $1,000 principal amount of the 2022 Exchangeable Notes, the 2026 Exchangeable Notes, and the 2030 Exchangeable Notes, respectively. The average price of Former IAC’s common stock was $248.59 and $235.09 for the three and six months ended June 30, 2020, respectively, and the dilutive impact of the 2022 Exchangeable Notes, which is the only series of Exchangeable Notes that is currently dilutive, was 2.8 million and 2.6 million shares, respectively.
For the three and six months ended June 30, 2019, the average price of Former IAC’s common stock was $223.29 and $215.28, respectively, and the dilutive impact of the 2022 Exchangeable Notes was 2.3 million and 2.2 million shares, respectively.
NOTE 9—STOCK-BASED COMPENSATION
The Company currently has three active stock and annual incentive plans; two Former Match Group plans were assumed as part of the Separation (the 2015 and 2017 plans) and another plan was approved by shareholders on June 25, 2020. The 2015 and 2017 plans cover stock options to acquire shares of Match Group common stock, RSUs, and stock settled stock appreciation rights denominated in the equity of certain of our subsidiaries, in each case with respect to awards previously granted by Former Match Group prior to the Separation, as well as provide for the future grant of equity awards by the Company. The 2015 and 2017 plans authorize the Company to grant awards to its employees, officers, directors and consultants. The 2020 plan covers options previously granted by Former IAC that converted into Match Group options as a result of the Separation and no additional grants can be made from this plan. At June 30, 2020, there were 33.8 million shares available for the future grant of equity awards under the 2015 and 2017 plans collectively.
The 2015 and 2017 plans have a stated term of ten years and provide that the exercise price of stock options granted will not be less than the market price of the Company’s common stock on the grant date. Neither plan specifies grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of Match Group’s Board of Directors (the “Committee”). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Stock options outstanding generally vest in four equal annual installments over a four-year period. RSUs outstanding generally vest over a three- or four-year period. Market-based awards outstanding generally vest over a two- to four-year period.
Stock-based compensation expense recognized in the consolidated statement of operations includes expense related to the Company’s stock options and RSUs, performance-based stock options, market-based RSUs and PSUs for which vesting is considered probable, equity instruments denominated in shares of subsidiaries, and instruments previously issued by Former IAC denominated in stock options, RSUs, and market-based awards of IAC held by Match Group employees. The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At June 30, 2020, there is $162.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all outstanding

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
Stock Options
Stock options outstanding at June 30, 2020 and changes during the six-months ended June 30, 2020 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

	(Shares and intrinsic value in thousands)
Former IAC options outstanding at January 1, 2020	4,887	$64.63
Exercised	(380)	51.73
Forfeited	(10)	65.22
Former IAC options outstanding at June 30, 2020 prior to the Separation adjustment	4,497	$65.72
Options outstanding as of June 30, 2020 representing Former IAC options converted into Match Group options in conjunction with the Separation(a)	9,707	$21.14
Assumption of the 2015 and 2017 plans of the Former Match Group	5,744	$16.77
Outstanding at June 30, 2020 post Separation adjustment and adoption of the 2015 and 2017 plans	15,451	$19.52	5.5	$1,306,139
Options exercisable	12,078	$19.51	5.1	$1,021,109
______________________
(a)Immediately prior to the Separation, the vesting of all outstanding, unvested Former IAC stock options was accelerated, and such options outstanding were converted into IAC options and Match Group options pursuant to the Employee Matters Agreement entered into on June 30, 2020 between Match Group and IAC. Each Former IAC option outstanding converted into (i) one IAC stock option; and (ii) 2.1584 Match Group stock options. The exercise price of each Former IAC option was allocated between the newly created options of IAC and Match Group based on the relative value of IAC and Match Group, respectively, to the Former IAC value at the close of business on the day of Separation.
The aggregate intrinsic value in the table above represents the difference between Match Group’s closing stock price on June 30, 2020 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on June 30, 2020.
In connection with the Separation, Match Group assumed all outstanding Former Match Group stock options on the same terms and conditions (including applicable vesting requirements). Each assumed option was adjusted to reflect the $3.00 per share merger consideration paid to Former Match Group stockholders in connection with the Separation.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table summarizes the information about stock options outstanding and exercisable at June 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at June 30, 2020	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable at June 30, 2020	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price

	(Shares in thousands)
$0.01 to $10.00	1,317	5.8	$8.59	1,075	5.7	$8.52
$10.01 to $20.00	5,964	5.0	14.70	4,362	4.4	14.27
$20.01 to $30.00	7,815	5.8	24.02	6,438	5.5	24.05
$30.01 to $50.00	355	7.6	41.84	203	7.5	46.39
	15,451	5.5	$19.52	12,078	5.1	$19.51
No options have been granted during the six months ended June 30, 2020.
Restricted Stock Units, Performance-based Stock Units, and Market-based Awards
RSUs, PSUs, and market-based awards are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of Match Group common stock and with the value of each RSU and PSU equal to the fair value of Match Group common stock at the date of grant. For market-based awards, the grant date fair value is estimated using a lattice model that incorporates a Monte Carlo simulation of the valuation of a wholly-owned business. Each RSU, PSU, and market-based award grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting conditions, where certain performance targets set at the time of grant must be achieved before an award vests. The number of market-based awards that ultimately vest is based on a valuation of a wholly-owned business. For RSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term. For PSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Unvested RSUs, PSUs and market-based awards outstanding at June 30, 2020 and changes during the six months ended June 30, 2020 are as follows:

	RSUs		PSUs		Market-based awards
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Price

	(Shares in thousands)
Unvested at January 1, 2020	202	$132.37	—	$—	159	$153.43
Granted	8	295.37	—	—	—	—
Vested	(78)	104.62	—	—	(53)	167.32
Forfeited	(3)	222.34	—	—	—	—
Converted to IAC awards, cancelled at Match Group due to Separation	(129)	158.27	—	—	(106)	146.49
Assumption of the 2015 and 2017 plans of the Former Match Group	3,464	58.52	396	53.00	871	21.11
Unvested at June 30, 2020	3,464	$58.52	396	$53.00	871	$21.11
______________________
(a)Represents the maximum shares issuable.
In connection with the Separation, Match Group assumed the Former Match Group outstanding RSUs, PSUs, and Market-based awards on the same terms and conditions (including applicable vesting requirements). Each assumed RSU, PSU, and Market-based award was adjusted to reflect the same adjustment Former Match Group stockholders received if a fractional stock election was made instead of the $3.00 cash election in conjunction with the Separation.
Equity Instruments Denominated in Shares of Certain Subsidiaries
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a period of years or upon the occurrence of certain specified events. The value of the stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these awards only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These awards can have significant value in the event of significant appreciation. The fair value of the common stock of these subsidiaries is generally determined through a third-party valuation pursuant to the terms of the respective subsidiary equity plan. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares of Match Group common stock with a total value equal to the intrinsic value of the award at exercise. The number of shares of Match Group common stock ultimately needed to settle these awards may vary significantly from the estimated number below as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different from our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. The number of shares of Match Group common stock that would be required to settle these rights at current estimated fair values, including vested and unvested interests, at June 30, 2020 is 0.3 million shares.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 10—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018

	(In thousands)
Cash and cash equivalents	$129,294	$465,676	$266,374	$186,947
Restricted cash included in other current assets	127	127	130	193
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	2,674,146	2,887,029	1,946,125
Restricted cash included in non-current assets of discontinued operations	—	409	420	420
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$129,421	$3,140,358	$3,153,953	$2,133,685

NOTE 11—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 2—Income Taxes” for additional information related to income tax contingencies.
Pursuant to the Transaction Agreement, we have agreed to indemnify IAC for matters relating to any business of Former Match Group, including indemnifying IAC for costs related to the matters described below.
Note that the official names of legal proceedings in the descriptions below (shown in italics) reflect the original names of the parties when the proceedings were filed as opposed to the current names of the parties post the separation of Match Group and IAC.
Tinder Optionholder Litigation against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On July 13, 2020, the four former plaintiffs filed arbitration demands asserting the same valuation claims.
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division’s order to the New York Court of Appeals; the plaintiffs opposed the motion. On May 21, 2020, the Appellate Division, First Department, granted the motion for reargument, and upon reargument, substituted a new order which also affirmed the lower court’s decision. On June 5, 2020, the defendants filed a motion for leave to appeal to the Court of Appeals. On July 24, 2020, the Appellate Division, First Department, denied the motion for leave to appeal to the Court of Appeals. On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs opposed the motion, which remains pending.
Document discovery in the case is substantially complete; deposition discovery has resumed after a temporary pause due to the COVID-19 pandemic. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. We believe that the allegations against Former Match Group and Match Group in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Lawsuit Against Former Match Group
In March 2017, the Federal Trade Commission (“FTC”) requested information and documents in connection with a civil investigation regarding certain business practices of Match.com. The FTC raised potential claims relating to Match.com’s marketing, chargeback, and online cancellation practices. In November 2018, the FTC proposed to resolve its potential claims via a consent judgment requiring certain changes in those practices, as well as a $60 million payment. Ensuing discussions between the Company and the FTC ended without resolution.
On August 7, 2019, the FTC voted to assert claims against the Company and referred the matter to the U.S. Department of Justice (“DOJ”). The DOJ subsequently declined to pursue a civil case against the Company and referred the matter back to the FTC.
On September 25, 2019, the FTC filed a lawsuit in the Northern District of Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19-cv-02281-K (N.D. Tex.). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com told non-paying users that other users were trying to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its former six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 17, 2019, the Company filed a motion to dismiss the complaint. The FTC opposed the motion. On April 22, 2020, the court stayed the case pending a ruling on the motion to dismiss, which remains pending. On July 17, 2020, the Company filed a motion for leave to request a stay until the United States Supreme Court issues a decision in Fed. Trade Comm’n v. Credit Bureau Ctr., in which it granted certiorari on July 9, 2020.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
On September 26, 2019, the Company received a grand-jury subpoena from the DOJ for documents relating to certain of the marketing-related claims in the FTC’s complaint. The Company has cooperated with the DOJ in responding to its subpoena.
We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
NOTE 12—RELATED PARTY TRANSACTIONS
Relationship with IAC following the Separation
In connection with the Separation, the Company entered into certain agreements with IAC to govern the relationship between the Company and IAC following the Separation. These agreements, in certain cases, supersede the agreements entered into between Former Match Group and Former IAC in connection with Former Match Group’s IPO in November 2015 (the “IPO Agreements”) and include: a tax matters agreement; a transition services agreement; and an employee matters agreement. The IPO Agreements that were not superseded were terminated at closing of the Separation.
In addition to the agreements entered into at the time of the Separation, Match Group leases office space to IAC in a building owned by the Company in Los Angeles. Match Group also leases office space from IAC in New York City on a month-to-month basis, which the Company expects to terminate in the first half of 2021.
Tax Matters Agreement
Pursuant to the tax matters agreement, each of Match Group and IAC is responsible for certain tax liabilities and obligations following the transfer by Former IAC (i) to Match Group of certain assets and liabilities of, or related to, the businesses of Former IAC (other than Former Match Group) and (ii) to holders of Former IAC common stock and Former IAC Class B common stock, as a result of the reclassification and mandatory exchange of certain series of Former IAC exchangeable preferred stock (collectively, the “IAC Distribution”). Under the tax matters agreement, IAC generally is responsible for, and has agreed to indemnify Match Group against, any liabilities incurred as a result of the failure of the IAC Distribution to qualify for the intended tax-free treatment unless, subject to certain exceptions, the failure to so qualify is attributable to Match Group's or Former Match Group’s actions or failure to act, Match Group's or Former Match Group’s breach of certain representations or covenants or certain acquisitions of equity securities of Match Group, in each case, described in the tax matters agreement (a "Match Group fault-based action"). If the failure to so qualify is attributable to a Match Group fault-based action, Match Group is responsible for liabilities incurred as a result of such failure and will indemnify IAC against such liabilities so incurred by IAC or its affiliates.
Under the tax matters agreement, as of June 30, 2020, Match Group is obligated to remit to IAC $22.6 million of expected federal and state tax refunds relating to tax years prior to the Separation. This obligation is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. Additionally, IAC is obligated to indemnify Match Group for IAC’s share of tax liabilities related to various periods prior to the Separation. At June 30, 2020, a receivable of $2.3 million is included in “Other current assets” in the accompanying consolidated balance sheet representing an estimate of the amount that Match Group is expected to be indemnified under this arrangement. At June 30, 2020, Match Group has an indemnification asset of $0.5 million included in “Other non-current assets” in the accompanying consolidated balance sheet for uncertain tax positions that related to Former IAC prior to the Separation.
Transition Services Agreement
Pursuant to the transition services agreement, IAC provides certain of the services to Match Group that Former IAC had historically provided to Former Match Group. Match Group also provides certain services to IAC that Former Match Group previously provided to Former IAC. The transition services agreement also provides that Match Group and IAC will make efforts to replace, amend, or divide certain joint contracts with third-parties relating to services or products used by both Match Group and IAC. Match Group and IAC also agreed to continue sharing certain services provided pursuant to certain third-party vendor contracts that were not replaced, amended, or divided prior to closing of the Separation.
Employee Matters Agreement

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Pursuant to the amended and restated employee matters agreement Match Group will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees upon exercise or vesting. In addition, Match Group employees will continue to participate in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan until December 31, 2020 (or such earlier date as requested by Match Group upon 120 days’ notice), following which time, Match Group will have established its own employee benefit plans. Match Group will reimburse IAC for the costs of such participation pursuant to the amended and restated employee matters agreement.
Other Agreements
The Transaction Agreement provides that each of Match Group and IAC has agreed to indemnify, defend and hold harmless the other party from and against any liabilities arising out of: (i) any asset or liability allocated to such party or the other members of such party's group under the Transaction Agreement or the businesses of such party's group after the closing of the Separation; (ii) any breach of, or failure to perform or comply with, any covenant, undertaking or obligation of a member of such party's group contained in the Transaction Agreement that survives the closing of the Separation or is contained in any ancillary agreement; and (iii) any untrue or misleading statement or alleged untrue or misleading statement of a material fact or omission, with respect to information contained in or incorporated into the Form S-4 Registration Statement (the “Form S-4”) filed with the Securities and Exchange Commission (the “SEC”) by IAC and Former IAC in connection with the Separation or the joint proxy statement/prospectus filed by Former IAC and Former Match Group with the SEC pursuant to the Form S-4.
NOTE 13—SUBSEQUENT EVENTS
In July 2020, in connection with the Separation, Former IAC closed the sale of an additional 17.3 million newly issued Match Group common shares. The proceeds of $1.4 billion, net of associated fees, were transferred directly to IAC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Separation
On June 30, 2020, the companies formerly known as Match Group, Inc. (referred to as “Former Match Group”) and IAC/InterActiveCorp (referred to as “Former IAC”) completed the separation of the Company from IAC through a series of transactions that resulted in two, separate public companies—(1) Match Group, which consists of the businesses of Former Match Group and certain financing subsidiaries previously owned by Former IAC, and (2) IAC, consisting of Former IAC’s businesses other than Match Group (the “Separation”). As a result of the Separation, the operations of Former IAC businesses other than Match Group are presented as discontinued operations.
Key Terms:
Operating metrics:
•North America - consists of the financial results and metrics associated with users located in the United States and Canada.
•International - consists of the financial results and metrics associated with users located outside of the United States and Canada.
•Direct Revenue - is revenue that is received directly from end users of our products and includes both subscription and à la carte revenue.
•Indirect Revenue - is revenue that is not received directly from an end user of our products, substantially all of which is advertising revenue.
•Subscribers - are users who purchase a subscription to one of our products. Users who purchase only à la carte features are not included in Subscribers.
•Average Subscribers - is the number of Subscribers at the end of each day in the relevant measurement period divided by the number of calendar days in that period.
•Average Revenue per Subscriber (“ARPU”) - is Direct Revenue from Subscribers in the relevant measurement period (whether in the form of subscription or à la carte revenue) divided by the Average Subscribers in such period and further divided by the number of calendar days in such period. Direct Revenue from users who are not Subscribers and have purchased only à la carte features is not included in ARPU.
Operating costs and expenses:
•Cost of revenue - consists primarily of the amortization of in-app purchase fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent, energy and bandwidth costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google.
•Selling and marketing expense - consists primarily of advertising expenditures and compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures include online marketing (such as fees paid to search engines and social media sites), offline marketing (which is primarily television advertising), and payments to partners that direct traffic to our brands.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, and human resources, acquisition-related contingent consideration fair value adjustments (if any), fees for professional services (including transaction-related costs for acquisitions) and facilities costs.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
Long-term debt:
•Credit Facility - The revolving credit facility of Match Group Holdings II, LLC (“MG Holdings II”), an indirect wholly-owned subsidiary of the Company. As of December 31, 2019, $500 million was available under the Credit Facility. On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125%, and extend its maturity from December 7, 2023 to February 13, 2025. As of June 30, 2020, $20 million was outstanding and $730 million was available under the Credit Facility.
•Term Loan - MG Holdings II’s term loan. At December 31, 2019, the Term Loan bore interest at LIBOR plus 2.50% and the then applicable rate was 4.44%. On February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity from November 16, 2022 to February 13, 2027. As of June 30, 2020, the current rate was 2.18% and $425 million was outstanding.
•6.375% Senior Notes - MG Holdings II’s 6.375% Senior Notes, which were redeemed on June 11, 2020 with the proceeds from the 4.625% Senior Notes.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of June 30, 2020, $450 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of June 30, 2020, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, commencing on August 1, 2020, which were issued on February 11, 2020. The proceeds were used to pay expenses associated with the offering and fund a portion of the $3.00 per common share of Former Match Group that was payable in connection with the Separation. As of June 30, 2020, $500 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, commencing on December 1, 2020, which were issued on May 19, 2020. The proceeds were used to redeem the outstanding 6.375% Senior Notes, general corporate purposes, and to pay expenses associated with the offering. As of June 30, 2020, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - On October 2, 2017, Match Group FinanceCo, Inc., a subsidiary of the Company, issued $517.5 million aggregate principal amount of 0.875% Exchangeable Senior Notes due October 1, 2022, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. The outstanding balance of the 2022 Exchangeable Notes as of June 30, 2020 was $517.5 million.
•2026 Exchangeable Notes - During the second quarter of 2019, Match Group FinanceCo 2, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 0.875% Exchangeable Senior Notes due June 15, 2026, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. The outstanding balance of the 2026 Exchangeable Notes as of June 30, 2020 was $575 million.
•2030 Exchangeable Notes - During the second quarter of 2019, Match Group FinanceCo 3, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 2.00% Exchangeable Senior Notes due January 15, 2030, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. The outstanding balance of the 2030 Exchangeable Notes as of June 30, 2020 was $575 million.

Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a Non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA.
Management Overview
Match Group, Inc., through its portfolio companies, is a leading provider of dating products available globally. Our portfolio of brands includes Tinder®, Match®, Meetic®, OkCupid®, Hinge®, Pairs™, PlentyOfFish®, and OurTime®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio companies and their trusted brands, we provide tailored products to meet the varying preferences of our users. Our products are available in over 40 languages to our users all over the world.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
For a more detailed description of the Company’s operating businesses, see “Item 1. Business—Match Group” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Other 2020 Developments
On February 11, 2020, MG Holdings II completed a private offering of $500 million aggregate principal amount of the 4.125% Senior Notes. The proceeds from these notes were used to pay expenses associated with the offering and to fund a portion of the cash consideration of $3.00 per Former Match Group common share in connection with the Separation.
On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity to $750 million, reduce interest rate margins by 0.125%, and extend its maturity to February 13, 2025. Additionally, on February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity to February 13, 2027.
On May 19, 2020, MG Holdings II completed a private offering of $500 million aggregate principal amount of the 4.625% Senior Notes. The proceeds from these notes were used to redeem the outstanding 6.375% Senior Notes, for general corporate purposes, and to pay expenses associated with the offering.
Additional Information
Investors and others should note that we announce material financial and operational information to our investors using our investor relations website at https://ir.mtch.com, our newsroom website at https://newsroom.mtch.com, Securities and Exchange Commission (“SEC”) filings, press releases, and public conference calls. We use these channels as well as social media to communicate with our users and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Accordingly, investors, the media, and others interested in our company should monitor the social media channels listed on our investor relations website in addition to following our newsroom website, SEC filings, press releases and public conference calls. Neither the information on our websites, nor the information on the website of any Match Group business, is incorporated by reference into this report, or into any other filings with, or into any other information furnished or submitted to, the SEC.
Second Quarter and Year-to-Date June 30, 2020 Consolidated Results
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, revenue, operating income and Adjusted EBITDA grew 12%, 14%, and 13%, respectively, primarily due to subscriber growth and the growth of à la carte features at Tinder and growth in subscription revenue at several other brands. Operating income and Adjusted EBTIDA grew more quickly than revenue due to lower selling and marketing expense as a percentage of revenue, which was partially offset by an increase in cost of revenue.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, revenue, operating income, and Adjusted EBITDA grew 14%, 15%, and 13%, respectively, primarily due to the factors described above in the three-month discussion. Additionally, for the year-to-date periods, operating income and Adjusted EBITDA in 2020 were impacted by higher legal costs. Operating income further benefited from a reduction in non-cash compensation, both in total and as a percentage of revenue, primarily due to the 2019 period including the vesting of certain awards for which the market condition had been met.

Results of Operations for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019

	(In thousands, except ARPU)
Direct Revenue:
North America	$284,318	$32,819	13%	$251,499	$547,665	$58,393	12%	$489,272
International	262,423	26,622	11%	235,801	533,900	81,910	18%	451,990
Total Direct Revenue	546,741	59,441	12%	487,300	1,081,565	140,303	15%	941,262
Indirect Revenue	8,709	(1,964)	(18)%	10,673	18,527	(2,809)	(13)%	21,336
Total Revenue	$555,450	$57,477	12%	$497,973	$1,100,092	$137,494	14%	$962,598

Percentage of Total Revenue:
Direct Revenue:
North America	51%			51%	50%			51%
International	47%			47%	48%			47%
Total Direct Revenue	98%			98%	98%			98%
Indirect Revenue	2%			2%	2%			2%
Total Revenue	100%			100%	100%			100%

Average Subscribers:
North America	4,703	185	4%	4,518	4,636	196	4%	4,440
International	5,360	798	17%	4,562	5,352	944	21%	4,408
Total	10,063	983	11%	9,080	9,988	1,140	13%	8,848

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.65		7%	$0.60	$0.64		6%	$0.60
International	$0.53		(5)%	$0.56	$0.54		(3)%	$0.56
Total	$0.58	$—	—%	$0.58	$0.58	$—	1%	$0.58
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
International Direct Revenue grew $26.6 million, or 11%, in 2020 versus 2019, driven by 17% growth in Average Subscribers, partially offset by a lower ARPU, which was primarily due to foreign exchange effects. North America Direct Revenue grew $32.8 million, or 13%, in 2020 versus 2019, driven by 4% growth in Average Subscribers and 7% growth in ARPU.
Growth in North America Average Subscribers was primarily driven by Tinder and Hinge. Growth in International Average Subscribers was primarily driven by Tinder with several other brands also contributing, including Pairs and OkCupid. North America ARPU increased primarily due to increased purchases of à la carte features at Tinder. International ARPU was unfavorably impacted by the strength of the U.S. dollar relative to the Euro and certain other currencies. Excluding the impacts of foreign exchange effects, International ARPU would be $0.55 or $0.02 higher.
Indirect Revenue decreased primarily due to lower ad impressions as they were impacted by the COVID-19 pandemic.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
International Direct Revenue grew $81.9 million, or 18%, in 2020 versus 2019, driven by 21% growth in Average Subscribers offset by a decline in ARPU. North America Direct Revenue grew $58.4 million, or 12%, in 2020 versus 2019, driven by 4% growth in Average Subscribers and 6% growth in ARPU.
The changes are primarily due to the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Cost of revenue	$148,853	$22,188	18%	$126,665
Percentage of revenue	27%			25%
Cost of revenue increased primarily due to an increase in web operations, including SMS authentication and hosting fees, of $6.9 million; an increase in in-app purchase fees of $5.1 million, as revenue continues to be increasingly sourced through mobile app stores; an increase in compensation expense of $3.9 million related to increased customer care headcount at various brands; and an increase of $2.4 million in partner related costs associated with our one-to-many video streaming.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Cost of revenue	$292,747	$45,858	19%	$246,889
Percentage of revenue	27%			26%
The changes are primarily due to the factors described above in the three-month discussion.
Selling and marketing expense
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Selling and marketing expense	$90,801	$(4,087)	(4)%	$94,888
Percentage of revenue	16%			19%
Selling and marketing expense decreased primarily due to decreases in spending for various marketing campaigns at Match, Tinder, and Meetic, partially offset by increases in spending at PlentyOfFish and OkCupid.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Selling and marketing expense	$215,291	$1,740	1%	$213,551
Percentage of revenue	20%			22%
The changes are primarily due to the factors described above in the three-month discussion.

General and administrative expense
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
General and administrative expense	$68,204	$4,937	8%	$63,267
Percentage of revenue	12%			13%
General and administrative expense increased primarily due to an increase in compensation of $3.0 million primarily related to an increase in headcount and an increase of $2.1 million for non-income taxes, partially offset by a decrease in travel expenditures.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
General and administrative expense	$147,523	$29,056	25%	$118,467
Percentage of revenue	13%			12%
General and administrative expense increased primarily due to an increase in compensation of $12.1 million primarily related to an increase in headcount, an increase in legal fees of $8.1 million, and an increase of $4.4 million related to non-income taxes.
Product development expense
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Product development expense	$41,929	$9,249	28%	$32,680
Percentage of revenue	8%			7%
Product development expense increased primarily due to an increase in compensation expense of $8.5 million, including an increase of $2.5 million in stock-based compensation expense, primarily due to new awards made since the prior year quarter, and an increase in headcount at Tinder.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Product development expense	$85,699	$8,745	11%	$76,954
Percentage of revenue	8%			8%
Product development expense increased primarily due to an increase in compensation expense of $12.7 million due to increased headcount at Tinder and Hinge. This increase was partially offset by a decrease of $5.1 million in stock-based compensation expense from 2019 primarily due to the 2019 period including the vesting of certain awards for which the market condition was met.

Depreciation
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Depreciation	$9,669	$917	10%	$8,752
Percentage of revenue	2%			2%
Depreciation increased primarily due to an increase in internally developed software placed in service.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Depreciation	$19,063	$2,018	12%	$17,045
Percentage of revenue	2%			2%
Depreciation increased primarily due to the factors described above in the three-month discussion.
Operating income and Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019

	(Dollars in thousands)
Operating income	$195,594	$24,285	14%	$171,309	$332,966	$44,097	15%	$288,869
Percentage of revenue	35%			34%	30%			30%

Adjusted EBITDA	$227,803	$25,315	13%	$202,488	$402,144	$45,395	13%	$356,749
Percentage of revenue	41%			41%	37%			37%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Principles of Financial Reporting.”
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
Operating income and Adjusted EBITDA increased 14% and 13%, respectively, primarily driven by revenue growth at Tinder and lower selling and marketing expense as a percentage of revenue, partially offset by higher cost of revenue, due to increased web operation costs and higher in-app purchase fees, as revenue is increasingly sourced through mobile app stores.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
Operating income and Adjusted EBITDA increased 15% and 13%, respectively, primarily due to the factors described above in the three-month discussion and impacted by higher legal costs in the 2020 period. Operating income was impacted by lower stock-based compensation expense, both in total and as a percentage of revenue, primarily due to 2019 including the vesting of certain awards for which the market condition had been met, resulting in increased growth compared to Adjusted EBITDA.
At June 30, 2020, there was $162.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Interest expense
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Interest expense	$45,647	$12,102	36%	$33,545
Interest expense increased primarily due to the issuance of the 4.125% Senior Notes on February 11, 2020, the current year period including a full quarter of interest expense on the 2026 and 2030 Exchangeable Senior Notes, and the issuance of the 4.625% Senior Notes on May 19, 2020. Partially offsetting these increases were decreases due to a lower LIBOR rate on the Term Loan in the current year period and the redemption of the 6.375% Senior Notes during the 2020 period.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Interest expense	$88,296	$27,299	45%	$60,997
Interest expense increased primarily due to the factors described above in the three-month discussion.
Other income, net
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Other income, net	$17,410	$14,872	NM	$2,538
________________________
NM = not meaningful
Other income, net, in 2020 includes a legal settlement of $35.0 million, partially offset by a loss on redemption of bonds of $15.7 million and expense of $1.7 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Other income, net, in 2019 includes income of $1.8 million in net foreign currency exchange gains due primarily to a strengthening of the Euro relative to GBP during the three months ended June 30, 2019 and interest income of $1.1 million, partially offset by $0.4 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Other income, net	$21,264	$20,214	NM	$1,050
Other income, net, in 2020 includes a legal settlement of $35.0 million, foreign currency gains of $2.7 million, and interest income of $2.4 million, partially offset by a loss on redemption of bonds of $16.5 million and expense of $1.0 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Other income, net, in 2019 includes interest income of $1.7 million, partially offset by expense of $1.0 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.

Income tax (provision) benefit
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Income tax provision	$(34,436)	$(13,360)	63%	$(21,076)
Effective income tax rate	21%			15%
The income tax provisions in 2020 and 2019 are reduced by excess tax benefits generated from the exercise and vesting of stock-based awards. In 2020, this benefit was offset by a non-recurring increase in the valuation allowance for foreign tax credits.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Income tax benefit	$16,311	$8,325	104%	$7,986
Effective income tax rate	NM			NM
The income tax benefits in 2020 and 2019, despite pre-tax income, were primarily due to excess tax benefits generated from the exercise and vesting of stock-based awards. In 2020, this benefit was partially offset by a non-recurring increase in the valuation allowance for foreign tax credits.
For further details of income tax matters see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Related party transactions
For discussions of related party transactions see “Note 12—Related Party Transactions” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

PRINCIPLES OF FINANCIAL REPORTING
Match Group reports Adjusted EBITDA and Revenue excluding foreign exchange effects, both of which are supplemental measures to U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA is among the primary metrics by which we evaluate the performance of our business, on which our internal budget is based and by which management is compensated. Revenue excluding foreign exchange effects provides a comparable framework for assessing the performance of our business without the effect of exchange rate differences when compared to prior periods. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Match Group endeavors to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures, which we discuss below.
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, as applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
Non-Cash Expenses That Are Excluded From Adjusted EBITDA
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units (“RSUs”), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent stock-based awards are settled on a net basis, the Company remits the required tax-withholding amounts from its current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer lists, trade names, and technology, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Net earnings (loss) attributable to Match Group, Inc. shareholders	$66,441	$113,467	$(144,599)	$202,162
Add back:
Net earnings attributable to noncontrolling interests	31,869	33,324	60,266	57,614
Loss (earnings) from discontinued operations, net of tax	34,611	(27,565)	366,578	(22,868)
Income tax provision (benefit)	34,436	21,076	(16,311)	(7,986)
Other income, net	(17,410)	(2,538)	(21,264)	(1,050)
Interest expense	45,647	33,545	88,296	60,997
Operating Income	195,594	171,309	332,966	288,869
Stock-based compensation expense	22,140	22,015	43,312	50,012
Depreciation	9,669	8,752	19,063	17,045
Amortization of intangibles	400	412	6,803	823
Adjusted EBITDA	$227,803	$202,488	$402,144	$356,749
Effects of Changes in Foreign Exchange Rates on Revenue
The impact of foreign exchange rates on the Company, due to its global reach, may be an important factor in understanding period over period comparisons if movement in exchange rates is significant. Since our results are reported in U.S. dollars, international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. We believe the presentation of revenue excluding the effects from foreign exchange, in addition to reported revenue, helps improve investors’ ability to understand the Company’s performance because it excludes the impact of foreign currency volatility that is not indicative of Match Group’s core operating results.
Revenue excluding foreign exchange effects compares results between periods as if exchange rates had remained constant period over period. Revenue excluding foreign exchange effects is calculated by translating current period revenue using prior period exchange rates. The percentage change in revenue excluding foreign exchange effects is calculated by determining the change in current period revenue over prior period revenue where current period revenue is translated using prior period exchange rates.

The following table presents the impact of foreign exchange on total revenue, ARPU, and International ARPU for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively:

	Three Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands, except ARPU)
Revenue, as reported	$555,450	$57,477	12%	$497,973
Foreign exchange effects	11,082
Revenue excluding foreign exchange effects	$566,532	$68,559	14%	$497,973

(Percentage change calculated using non-rounded numbers, rounding differences may occur)
ARPU, as reported	$0.58		—%	$0.58
Foreign exchange effects	0.01
ARPU, excluding foreign exchange effects	$0.60		3%	$0.58

International ARPU, as reported	$0.53		(5)%	$0.56
Foreign exchange effects	0.02
International ARPU, excluding foreign exchange effects	$0.55		(1)%	$0.56

	Six Months Ended June 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands, except ARPU)
Revenue, as reported	$1,100,092	$137,494	14%	$962,598
Foreign exchange effects	19,456
Revenue excluding foreign exchange effects	$1,119,548	$156,950	16%	$962,598

(Percentage change calculated using non-rounded numbers, rounding differences may occur)
ARPU, as reported	$0.58		1%	$0.58
Foreign exchange effects	0.01
ARPU, excluding foreign exchange effects	$0.60		3%	$0.58

International ARPU, as reported	$0.54		(3)%	$0.56
Foreign exchange effects	0.02
International ARPU, excluding foreign exchange effects	$0.56		—%	$0.56

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2020	December 31, 2019

	(In thousands)
Cash and cash equivalents:
United States	$23,091	$322,267
All other countries	106,203	143,409
Total cash and cash equivalents	$129,294	$465,676

Long-term debt:
Credit Facility due February 13, 2025	$20,000	$—
Term Loan due February 13, 2027	425,000	425,000
6.375% Senior Notes	—	400,000
5.00% Senior Notes	450,000	450,000
4.625% Senior Notes	500,000	—
5.625% Senior Notes	350,000	350,000
4.125% Senior Notes	500,000	—
2022 Exchangeable Notes	517,500	517,500
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,912,500	3,292,500
Less: Unamortized original issue discount	336,069	357,887
Less: Unamortized debt issuance costs	48,771	44,987
Total long-term debt, net	$3,527,660	$2,889,626
Long-term Debt
For a detailed description of long-term debt, see “Note 5—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$275,887	$205,217
Net cash used in investing activities attributable to continuing operations	(2,466,991)	(23,492)
Net cash provided by financing activities attributable to continuing operations	235,667	862,207
2020
Net cash provided by operating activities attributable to continuing operations in 2020 includes adjustments to earnings of $43.3 million of stock-based compensation expense, $19.1 million of depreciation, and $6.8 million for amortization of intangibles. Partially offsetting these adjustments was deferred income tax of $21.0 million primarily related to the net operating loss created by settlement of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $69.2 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2019 rather than in the first quarter of 2020, and an increase in revenue; a decrease from other assets of $10.1 million; and a decrease in accounts payable and other liabilities of $13.3 million due mainly to the timing of payments, including interest payments. These changes were partially offset by an increase in deferred revenue of $13.1 million, due mainly to growth in subscription sales.
Net cash used in investing activities attributable to continuing operations in 2020 consists primarily of the net cash distributed to IAC at the Separation of $2.4 billion and capital expenditures of $18.1 million that are primarily related to internal development of software and computer hardware to support our products and services.
Net cash provided by financing activities attributable to continuing operations in 2020 is primarily due to proceeds of $1.0 billion from the issuance of the 4.125% and 4.625% Senior Notes and borrowings under the Credit Facility of $20.0 million, partially offset by the redemption of $400.0 million of the 6.375% Senior Notes, payments of $209.7 million for withholding taxes paid on behalf of employees for net settled equity awards of Former Match Group, and purchases of treasury stock of Former Match Group of $132.9 million.
2019
Net cash provided by operating activities attributable to continuing operations in 2019 includes adjustments to earnings of $50.0 million of stock-based compensation expense and $17.0 million of depreciation. Partially offsetting these adjustments was deferred income tax of $39.3 million primarily related to the net operating loss created by settlement of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $61.4 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019 and an increase in revenue; and increase in other assets of $13.6 million primarily due to prepaid hosting services; a decrease in accounts payable and other liabilities of $4.8 million, due mainly to the timing of payments, including interest payments; and a decrease from income taxes payable and receivable of $9.8 million due primarily to tax payments in excess of tax accruals in foreign jurisdictions. These changes were partially offset by an increase in deferred revenue of $15.5 million, due mainly to growth in subscription sales.
Net cash used in investing activities attributable to continuing operations in 2019 consists primarily of capital expenditures of $20.9 million that are primarily related to internal development of software and computer hardware to support our products and services.
Net cash provided by financing activities attributable to continuing operations in 2019 is primarily due to proceeds of $1.2 billion from the issuance of the 2026 and 2030 Exchangeable Notes; proceeds of $350.0 million from the issuance of the 5.625% Senior Notes; and proceeds of $40.0 million from borrowings under the Credit Facility. Partially offsetting these proceeds were cash payments of $300.0 million for the repayment of borrowings under the Credit Facility; $138.5 million for withholding taxes paid on behalf of employees for net settled equity awards of Former Match Group; $136.9 million used to pay the net premium on the exchangeable note hedge and warrant transactions; and purchases of treasury stock of Former Match Group of $76.1 million.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of June 30, 2020, $730 million was available under the Credit Facility that expires on February 13, 2025.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2020 capital expenditures will be between approximately $55 million and $60 million, an increase compared to 2019 capital expenditures, primarily related to building improvements as Tinder expands office space and additional capitalized software cost.
As of June 30, 2020, all of the Company’s international cash can be repatriated without significant tax consequences.
Our indebtedness, could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments or to provide for greater financial flexibility. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total

	(In thousands)
Long-term debt(b)	$115,047	$747,645	$242,890	$3,770,872	$4,876,454
Operating leases(c)	12,781	22,953	14,221	46,888	96,843
Purchase obligation(d)	51,800	50,000	—	—	101,800
Total contractual obligations	$179,628	$820,598	$257,111	$3,817,760	$5,075,097
_______________________________________________________________________________
(a)The Company has excluded $36.4 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
(b)Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at June 30, 2020 consisted of the 5.00%, 5.625%, 4.125%, and 4.625% Senior Notes of $450 million, $350 million, $500 million, and $500 million, respectively; the 2022, 2026, and 2030 Exchangeable Notes of $518 million, $550 million, and $550 million, respectively, which bear interest at fixed rates; and the Credit Facility and Term Loan balance of $20 million and $425 million, respectively, which both bear interest at a variable rate. The Credit Facility and the Term Loan bear interest at LIBOR plus 1.375%, or 1.48%, and LIBOR plus 1.75%, or 2.18%, respectively, at June 30, 2020. The amount of interest ultimately paid on the Credit Facility and Term Loan may differ based on changes in interest rates and outstanding balances. For additional information on long-term debt, see “Note 5—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
(c)The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above.
(d)The purchase obligations consist primarily of a web hosting commitment.
We also had $0.1 million of letters of credit and surety bonds outstanding as of June 30, 2020 that could potentially require performance by the Company in the event of demands by third parties or contingent events.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.
At June 30, 2020, the Company’s outstanding long-term debt was $3.9 billion, of which $3.5 billion bears interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed rate debt will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $197.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $20 million outstanding under the Credit Facility and the $425 million Term Loan bear interest at variable rates, LIBOR plus 1.375% and LIBOR plus 1.75%, respectively. As of June 30, 2020, the rates in effect were 1.48% and 2.18%, respectively. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Credit Facility and Term Loan would increase or decrease by $0.2 million and $4.3 million, respectively, based upon the outstanding balances on each at June 30, 2020.
On February 13, 2020, the Credit Facility and the Term Loan were amended, among other things, to provide for a benchmark replacement should the LIBOR rate not be available in the future. The rate used would be agreed to between the administrative agent and Match Group and may be based upon a secured overnight financing rate at the Federal Reserve Bank of New York. Additional information about the benchmark replacement can be found in the latest amendment of the Credit Agreement.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and GBP.
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. For the three and six months ended June 30, 2020, the impact on revenue for all foreign currencies was unfavorable by $11.1 million and $19.5 million, respectively, compared to the comparable prior year period due to the Euro and certain other currencies. For a reconciliation of Revenue excluding foreign exchange effects, see “Principles of Financial Reporting.”
Foreign currency exchange (losses) or gains included in the Company’s earnings for the three and six months ended June 30, 2020 were $(0.9) million and $2.7 million, respectively. Foreign currency exchange gains for the three and six months ended June 30, 2019 were $1.8 million and $0.1 million, respectively. Historically foreign currency exchange gains and losses have not been material to the Company and the Company has not hedged foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Item 4.    Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Match Group management, including our principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as patent infringement claims, trademark oppositions, and consumer or advertising complaints, as well as stockholder derivative actions, class action lawsuits, and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the SEC’s rules.
Pursuant to the Transaction Agreement, we have agreed to indemnify IAC for matters relating to any business of Former Match Group, including indemnifying IAC for costs related to the matter described below other than the matter described under the heading “Newman Derivative and Stockholder Class Action Regarding Separation Transaction”.
Note that the official names of legal proceedings in the descriptions below (shown in italics) reflect the original names of the parties when the proceedings were filed as opposed to the current names of the parties post the separation of Match Group and IAC.
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act (the “Unruh Act”) by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service. The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount. On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint. On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means. On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action. On February 1, 2016, the plaintiff filed a notice of appeal from the judgment, and the parties thereafter briefed the appeal. On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act. Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision. On May 9, 2018, the California Supreme Court denied the petition. The case was then returned to the trial court for further proceedings.
In a related development, on June 19, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court issued an order granting final approval of a class-wide settlement, the terms of which are not material to the Company. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (U.S. District Court, Central District of California). On June 21, 2019, the Kim court entered judgment in accordance with its prior order. Because the approved settlement class in Kim subsumes the proposed settlement class in Candelore, the judgment in Kim would effectively render Candelore a single-plaintiff lawsuit. Accordingly, on July 11, 2019, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment to the U.S. Court of Appeals for the Ninth Circuit. The parties are in the process of briefing the appeal. The Ninth Circuit has scheduled oral arguments for October 9, 2020.
On September 13, 2019, Tinder filed a motion to stay the Candelore case pending the Ninth Circuit’s decision on the appeal of the court-approved settlement in the Kim case. On November 13, 2019, the court issued an order staying the class claims in the Candelore case pending the Ninth Circuit’s decision on the Kim appeal. We believe that the allegations in the Candelore lawsuit are without merit and will continue to defend vigorously against it.
Tinder Optionholder Litigation Against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On July 13, 2020, the four former plaintiffs filed arbitration demands asserting the same valuation claims.
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division’s order to the New York Court of Appeals; the plaintiffs opposed the motion. On May 21, 2020, the Appellate Division, First Department, granted the motion for reargument, and upon reargument, substituted a new order which also affirmed the lower court’s decision. On June 5, 2020, the defendants filed a motion for leave to appeal to the Court of Appeals. On July 24, 2020, the Appellate Division, First Department, denied the motion for leave to appeal to the Court of Appeals.
On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs opposed the motion, which remains pending. On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized recording of conversations with company employees. On November 21, 2019, the defendants filed a second amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized destruction of company information and breach of his non-solicitation obligations. On the same day, Rad filed a revised consolidated motion to dismiss. On June 1, 2020, the court issued its decision, dismissing the request for damages, a claim for breach of contract occuring after Rad’s termination, and an unjust enrichment claim, but denying dismissal as to all other claims.
Document discovery in the case is substantially complete; deposition discovery resumed after a temporary pause due to the COVID-19 pandemic. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. We believe that the allegations against Former Match Group and Match Group in this lawsuit are without merit and will continue to defend vigorously against it.

FTC Lawsuit Against Former Match Group
In March 2017, the Federal Trade Commission (“FTC”) requested information and documents in connection with a civil investigation regarding certain business practices of Match.com. The FTC raised potential claims relating to Match.com’s marketing, chargeback, and online cancellation practices. In November 2018, the FTC proposed to resolve its potential claims via a consent judgment requiring certain changes in those practices, as well as a $60 million payment. Ensuing discussions between the Company and the FTC ended without resolution.
On August 7, 2019, the FTC voted to assert claims against the Company and referred the matter to the U.S. Department of Justice (“DOJ”). The DOJ subsequently declined to pursue a civil case against the Company and referred the matter back to the FTC.
On September 25, 2019, the FTC filed a lawsuit in the Northern District of Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (N.D. Tex.). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com told non-paying users that other users were trying to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 17, 2019, the Company filed a motion to dismiss the complaint. The FTC opposed the motion. On April 22, 2020, the court stayed the case pending a ruling on the motion to dismiss, which remains pending. On July 17, 2020, the Company filed a motion for leave to request a stay until the United States Supreme Court issues a decision in Fed. Trade Comm’n v. Credit Bureau Ctr., in which it granted certiorari on July 9, 2020.
On September 26, 2019, the Company received a grand-jury subpoena from the DOJ for documents relating to certain of the marketing-related claims in the FTC’s complaint. The Company has cooperated with the DOJ in responding to its subpoena. On April 22, 2020, the court stayed the case pending a ruling on the motion to dismiss.
We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
Securities Class Action Lawsuit Against Former Match Group
On October 3, 2019, a Former Match Group shareholder filed a securities class action lawsuit in federal court in Texas against Former Match Group, its CEO, and its CFO, on behalf of a class of acquirers of Former Match Group securities between August 6, 2019 and September 25, 2019. See Phillip R. Crutchfield v. Match Group, Inc., Amanda W. Ginsberg, and Gary Swidler, No. 3:19-cv-02356-C (Northern District of Texas, Dallas Division). Invoking the allegations in the FTC lawsuit described above, the complaint alleges (i) that Defendants failed to disclose to investors that Former Match Group induced customers to buy and upgrade subscriptions using misleading advertisements, that Former Match Group made it difficult for customers to cancel their subscriptions, and that, as a result, Former Match Group was likely to be subject to regulatory scrutiny; (ii) that Former Match Group lacked adequate disclosure controls and procedures; and (iii) that, as a result of the foregoing, Defendants’ positive statements about Former Match Group’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. On January 6, 2020, the court approved a stipulation appointing two lead plaintiffs as well as co-lead counsel. On April 14, 2020, Plaintiffs filed their amended complaint. Former Match Group filed a motion to dismiss on June 12, 2020. We believe that the allegations in this lawsuit are without merit and will defend vigorously against them.
Derivative Complaint against Former Match Group
On February 28, 2020, a Former Match Group shareholder filed a shareholder derivative complaint in federal court in Delaware against Former Match Group and its board of directors seeking to recover unspecified monetary damages on behalf of the Company, as well seeking to require the Company to implement and maintain unspecified internal controls and corporate governance practices and procedures. See Michael Rubin et al. v. Match Group, Inc. et al., Case No. 1:20-cv-00299 (District of Delaware). Invoking the allegations of the FTC lawsuit and Crutchfield securities class action lawsuit described above, the complaint alleges that the defendants caused or failed to prevent the alleged issues giving rise to the FTC complaint, received or approved compensation tied to the alleged wrongful conduct and sold Former Match Group stock with inside knowledge of the purported conduct. The parties filed a proposed stipulation and order staying the case until the motion to dismiss is decided in the Crutchfield litigation. The court granted the stay on April 9, 2020.
House Oversight Committee Investigation of Online Dating
On January 30, 2020, Former Match Group received a letter from the House of Representatives’ Subcommittee on Economic and Consumer Policy (the “Oversight Committee”) regarding its inquiry into underage use of online dating services and efforts by those services to remove registered sex offenders from their platforms. The Oversight Committee is also inquiring under what circumstances online dating services share or sell sensitive user information with third parties. The Oversight Committee has requested documents and information related to its inquiry. The Company is cooperating with the investigation.
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”) notifying us that the DPC has commenced an inquiry examining Tinder’s compliance with the EU’s General Data Protection Regulation, focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. We are fully cooperating with the DPC in connection with this inquiry.
Newman Derivative and Stockholder Class Action Regarding Separation Transaction
On June 24, 2020, a Former Match Group shareholder filed a complaint in Delaware Court of Chancery against Former Match Group and its board of directors, as well as Match Group, IAC Holdings, Inc., and Barry Diller seeking to recover unspecified monetary damages on behalf of the Company and directly as a result of his ownership of Former Match Group stock in relation to the separation of Former Match Group from its former majority shareholder, Match Group. See David Newman et al. v. IAC/Interactive Corp. et al., C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). The complaint alleges that that the special committee established by Former Match Group’s board of directors to negotiate with Match Group regarding the separation transaction was not sufficiently independent of control from Match Group and Mr. Diller and that Former Match Group board members failed to adequately protect Former Match Group’s interest in negotiating the separation transaction, which resulted in a transaction that was unfair to Former Match Group and its shareholders. The Defendants’ filed their motions to dismiss on August 6, 2020. We believe that the allegations in this lawsuit are without merit and will defend vigorously against it.
Item 1A. Risk Factors
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that are not historical facts are “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “plans,” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Match Group’s future financial performance, Match Group’s business prospects and strategy, anticipated trends, the effects of the separation of Match Group from IAC, and other similar matters. These forward-looking statements are based on Match Group management’s current expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: competition, our ability to maintain user rates on our higher monetizing dating products, our ability to attract users to our dating products through cost-effective marketing and related efforts, foreign currency exchange rate fluctuations, our ability to distribute our dating products through third parties and offset related fees, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, risks relating to certain of our international operations and acquisitions, certain risks relating to our relationship with IAC, the impact of the outbreak of COVID-19 coronavirus, and the risks inherent in separating Match Group from IAC, including uncertainties related to, among other things, the costs and expected benefits of the proposed transaction, any litigation arising out of or relating to the transaction, the expected tax treatment of the transaction, and the impact of the transaction on the businesses of Match Group.

Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition, and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report. Match Group does not undertake to update these forward-looking statements.
Because of the changes to our business resulting from the separation of Match Group from IAC, we are restating in full our risk factors below, which updates and replaces the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.
Risks relating to our business
The dating industry is competitive, with low switching costs and a consistent stream of new products and entrants, and innovation by our competitors may disrupt our business.
The dating industry is competitive, with a consistent stream of new products and entrants. Some of our competitors may enjoy better competitive positions in certain geographical regions, user demographics or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to users and potential users than our products or to respond more quickly and/or cost-effectively than us to new or changing opportunities.
In addition, within the dating industry generally, costs for consumers to switch between products are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple dating products at the same time. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology or a new or existing distribution channel, creating a new or different approach to connecting people or some other means.
Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies that may develop products, features, or services that may compete with ours or operators of mobile operating systems and app stores. For example, Facebook has introduced a dating feature on its platform, which it has rolled out in North America and other markets and has stated it plans to roll out globally. These social media and mobile platform competitors could use strong or dominant positions in one or more markets, and ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us, including by offering different product features or services that users may prefer or offering their products and services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.
If we are not able to compete effectively against our current or future competitors and products that may emerge, the size and level of engagement of our user base may decrease, which could have an adverse effect on our business, financial condition and results of operations.
The limited operating history of our newer dating brands and products makes it difficult to evaluate our current business and future prospects.
We seek to tailor each of our dating brands and products to meet the preferences of specific communities of users. Building a given brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer brands and products have experienced significant growth over relatively short periods of time, the historical growth rates of these brands and products may not be an indication of future growth rates for such products or our newer brands and products generally. We have encountered, and may continue to encounter, risks and difficulties as we build our newer brands and products. The failure to successfully address these risks and difficulties could adversely affect our business, financial condition and results of operations.

Each of our dating products monetizes users at different rates. If a meaningful migration of our user base from our higher monetizing dating products to our lower monetizing dating products were to occur, it could adversely affect our business, financial condition and results of operations.
Our portfolio companies own, operate, and manage a diverse variety of dating products. Each dating product has its own mix of free and paid features designed to optimize the user experience and revenue generation from that product’s community of users. In general, the mix of features for the various dating products within our more established brands leads to higher monetization rates per user than the mix of features for the various dating products within our newer brands. Over time, users of our newer brands with lower monetization rates per user comprise an increasingly larger percentage of our user base. If this trend leads to a significant portion of users of our brands with higher monetization rates migrating to our less profitable brands or we are unable to increase the level of monetization at these brands, our business, financial condition and results of operations could be adversely affected. See “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in these efforts could adversely affect our business, financial condition and results of operations.
Attracting and retaining users for certain of our dating products involve considerable expenditures for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to attract and retain users and sustain our growth.
Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and as consumers spend more time on mobile devices rather than desktop computers, the reach of many of our traditional advertising channels is contracting. Similarly, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our dating products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms, as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, making it difficult to assess returns on investment associated with such advertising channels, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could adversely affect our business, financial condition and results of operations.
Our business and results of operations have been and may continue to be adversely affected by the recent COVID-19 outbreak or other similar outbreaks.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the recent outbreak of the Coronavirus Disease 2019 (COVID-19), which has been declared a “pandemic” by the World Health Organization. The COVID-19 outbreak has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. While some of these measures have been relaxed over the past few months in certain parts of the world, ongoing social distancing measures, and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or users’ ability to pay, for our products and services.
A public health epidemic, including COVID-19, poses the risk that Match Group or its employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns necessitated for the health and wellbeing of our employees, the employees of business partners, or shutdowns that may be requested or mandated by governmental authorities. For example, early on in the pandemic, certain of our customer support vendors were impacted by government mandated shutdowns which adversely impacted the capability of the affected brands to respond timely and effectively to user inquiries and requests. In addition, in response to the

COVID-19 outbreak, we have taken several precautions that may adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing office locations.
A widespread epidemic, pandemic or other health crisis could also cause significant volatility in global markets. The COVID-19 outbreak has adversely impacted U.S. equity markets, including the trading price of our common stock. The COVID-19 outbreak has also caused disruption in financial markets, which if it continues or intensifies, could reduce our ability to access capital and thereby negatively impact our liquidity.
We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak; however, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives. Part of our growth strategy includes increasing the number of international users and expanding into additional geographies, including in Asia. The timing and success of our international expansion, especially in China and other parts of Asia, may be negatively impacted by COVID-19, which could impede our anticipated growth.
While it is premature to accurately predict the ultimate impact of the COVID-19 outbreak, our results for the year ending December 31, 2020 could ultimately be adversely impacted with potential continuing, adverse impacts thereafter.
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, the COVID-19 outbreak could increase the magnitude of many of the other risks described in this quarterly report, and have other adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, such as COVID-19, it could materially and adversely affect our business, financial condition, and results of operations.
Communicating with our users via email is critical to our success, and any erosion in our ability to communicate in this fashion that is not sufficiently replaced by other means could adversely affect our business, financial condition and results of operations.
Historically, one of our primary means of communicating with our users and keeping them engaged with our products has been via email communication. Our ability to communicate via email enables us to keep our users updated on activity with respect to their profile, present or suggest new or interesting users from the community, invite users to offline events and present discount and promotional offers, among other things. As consumer habits evolve in the era of web-enabled mobile devices and messaging/social networking apps, usage of email, particularly among our younger users, has declined. In addition, deliverability and other restrictions imposed by third party email providers, app stores, industry standards and/or applicable law could limit or prevent our ability to send emails to our users. A continued and significant erosion in our ability to communicate successfully with our users via email could have an adverse impact on user experience, levels of user engagement and the rate at which non-paying users become Subscribers.
While we continually work to find new means of communicating and connecting with our users (for example, through push notifications), there is no assurance that such alternative means of communication will be as effective as email has been. Any failure to develop or take advantage of new means of communication or limitations on those means of communications imposed by laws, device manufacturers, app stores, industry standards or other sources could have an adverse effect on our business, financial condition and results of operations.
Foreign currency exchange rate fluctuations could adversely affect our results of operations.
We operate in various international markets, primarily in various jurisdictions within the European Union (which we refer to as the “EU”) and Asia. During the six months ended June 30, 2020 and 2019 and for the fiscal years ended December 31, 2019 and 2018, 53%, 52%, 53% and 50% of our total revenues, respectively, were international revenues. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses.

We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. Our exposure is primarily related to the Euro, and to a lesser extent, the British Pound (which we refer to as “GBP”). The average GBP and Euro exchange rates strengthened against the U.S. dollar by 4% and 5%, respectively, in 2019 compared to 2018. See “Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”
The departure of the United Kingdom from the European Union, commonly referred to as “Brexit,” has caused, and may continue to cause, volatility in currency exchange rates between the U.S. dollar and the GBP and the full impact of Brexit remains uncertain. To the extent that the U.S. dollar strengthens relative to either the Euro, the GBP or both, the translation of our international revenues into U.S. dollars will reduce our U.S. dollar denominated operating results and will affect their period-over-period comparability. For the impact of foreign exchange effects on our revenues in the three and six months ended June 30, 2020, see ‘‘Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Principles of Financial Reporting.’’
Historically, we have not hedged any foreign currency exposures. The continued growth and expansion of our international operations into new countries increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect our future results of operations.
Distribution and marketing of, and access to, our dating products depends, in significant part, on a variety of third-party publishers, platforms and, in particular, mobile app stores. If these third parties limit, prohibit or otherwise interfere with or change the terms of the distribution, use or marketing of our dating products in any material way, it could adversely affect our business, financial condition and results of operations.
We market and distribute our dating products (including related mobile applications) through a variety of third-party publishers and distribution channels, including Facebook, which has rolled out its own dating product. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. Certain publishers and channels have, from time to time, limited or prohibited advertisements for dating products for a variety of reasons, including poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be adversely affected.
Additionally, our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. Both Apple and Google have broad discretion to change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users and subscribers that they collect. Apple or Google could also make changes to their operating systems or payment services that could negatively impact our business. There is no assurance that Apple or Google will not limit, eliminate or otherwise interfere with the distribution of our products, our ability to update them, including to implement bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products within our applications or through other applications and services, our ability to access native functionality and other aspects of mobile devices and our ability to access information about our users and subscribers that they collect. To the extent either or both of them do so, our business, financial condition and results of operations could be adversely affected. Additionally, Apple and Google are known to retaliate against app developers who publicly or privately challenge their app store rules and policies, and such retaliation has and could adversely affect our business, financial condition and results of operations.

Lastly, in the case of Tinder, Hinge, and certain of our other products, many users historically registered for (and logged into) the application exclusively through their Facebook profiles. While we have alternate authentication methods to allow users to register for (and log into) Tinder, Hinge, and our other products using their mobile phone number, no assurances can be provided that users will no longer register for (and log into) these products through their Facebook profiles. Facebook has broad discretion to change its terms and conditions applicable to the data collected by its platform and its use thereof and to interpret its terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook as an authentication method or to allow Facebook to use such data to gain a competitive advantage. If Facebook did so, our business, financial condition and results of operations could be adversely affected.
The success of our products will depend, in part, on our ability to access, collect, and use personal data about our users and subscribers.
We depend on mobile app stores, in particular, the Apple App Store and Google Play Store, to market, distribute and monetize our mobile applications. Our users and subscribers engage with these platforms directly and may be subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms may receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. These platforms have restricted our access to personal data about our users and subscribers obtained through their platforms. If these platforms continue to limit or increasingly limit, eliminate, or otherwise interfere with our ability to access, collect, and use personal data about our users and subscribers that they have collected, the ability of our products to identify and communicate with a meaningful portion of our users and subscriber bases may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target, and reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts, the rates we are able to charge advertisers seeking to reach users and subscribers on our various properties, and our ability to identify and exclude users and subscribers whose access would violate applicable terms and conditions, including underage individuals and registered sex offenders, may be negatively impacted. There is no assurance that the mobile app stores upon which we rely will not limit or increasingly limit, eliminate, or otherwise interfere with our ability to access, collect, and use personal data about our users and subscribers that they have collected. To the extent that they do so, our business, financial condition, and results of operations could be adversely affected.
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
We rely on the Apple App Store and the Google Play Store to distribute our mobile applications and related in-app products. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features via our mobile applications are required to be processed through the in-app payment systems provided by Apple and Google. Due to these requirements, we pay Apple and Google, as applicable, a meaningful share (generally 30%) of the revenue we receive from these transactions. While we are constantly innovating on and creating our own payment systems and methods, given the ever increasing distribution of our dating products through app stores and the strict requirements to use the in-app payments systems tied into Apple’s and Google’s distribution services, we may need to offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected. From time to time, including again during the third quarter of 2020, Google has indicated that it would require us to process purchases of subscriptions and features entirely through their in-app payment system. To date, Google has not enforced such a requirement, but if Google were to do so, our business, financial condition and results of operations could be adversely affected.

We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across Match Group and its various businesses is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.
Our success depends, in part, on the integrity of our systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
In order for us to succeed, our systems and infrastructures must perform well on a consistent basis. We have in the past, and we may from time to time in the future, experience system interruptions that make some or all of our systems or data unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, telecommunications failures, acts of God and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant, disaster recovery planning is not sufficient for all eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various products, ensure acceptable load times for our products and keep up with changes in technology and user preferences. Any failure to do so in a timely and cost-effective manner could adversely affect our users’ experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could adversely affect our business, financial condition and results of operations.
We may not be able to protect our systems and infrastructures from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.
We are regularly under attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks and attempts to misappropriate customer information, including credit card information and account login credentials. While we have invested (and continue to invest) in the protection of our systems and infrastructures, in related personnel and training and in employing a strategy of data minimization, where appropriate, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Some of our systems have experienced past security incidents, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Any cyber or similar attack we are unable to protect ourselves against could damage our systems and infrastructures, prevent us from providing our products, erode our reputation and brands, result in the disclosure of confidential or sensitive information of our users and/or be costly to remedy, as well as subject us to investigations by regulatory authorities and/or litigation that could result in liability to third parties.
The impact of cyber security events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our day-to-day operations) could have a similar effect on us. Moreover, even cyber or similar attacks that do not directly affect us or third parties with whom we do business may result in widespread access to user account login credentials that such users have used across multiple internet sites, including our sites, or a loss of consumer confidence generally, which could make users less likely to use or continue to use online products generally, including our products. The occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on the integrity of third-party systems and infrastructures.
We rely on third parties, primarily data center service providers and cloud-based, hosted web service providers, such as Amazon Web Services, as well as third party computer systems, broadband and other communications systems and service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations.
Problems experienced by third-party data center service providers and cloud-based, hosted web service providers, such as Amazon Web Services, upon whom we rely, the telecommunications network providers with whom we or they contract or with the systems through which telecommunications providers allocate capacity among their customers could also adversely affect us. Any changes in service levels at our data centers or hosted web service providers, such as Amazon Web Services, or any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide our products or process transactions with our users, which would adversely impact our business, financial condition and results of operations.
If the security of personal and confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event and our reputation could be harmed.
We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including credit card information and user-to-user communications, and enable our users to share their personal information with each other. In some cases, we engage third party vendors to store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but we have experienced past incidents and cannot guarantee that inadvertent or unauthorized use or disclosure will not occur in the future or that third parties will not gain unauthorized access to this information despite our efforts. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, we may be subject to claims against us, including government enforcement actions, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of security (or the security of our vendors and partners) occur, the perception of the effectiveness of our security measures, the security measures of our partners and our reputation may be harmed, we may lose current and potential users and the recognition of our various brands and their competitive positions may be diminished, any or all of which might adversely affect our business, financial condition and results of operations.
Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, consumer protection, general safety, sex-trafficking, taxation and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.
These U.S. federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, require that we change or cease certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
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
Proposed or new legislation and regulations could also adversely affect our business. For example, the Organization for Economic Co-Operation and Development (“OECD”) is revising its recommendations on how to tax international businesses, including expanding the jurisdiction of member countries to tax businesses based on some level of digital presence and subjecting these companies to a minimum tax. Also, the European Commission, as well as several countries both inside and outside the EU, have recently adopted or considered proposals that would change various aspects of the current tax framework under which we are taxed, including proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. One or more of these or similar proposals could adversely affect our business, financial condition and results of operations.
The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide our services could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities. For example, the United Kingdom published proposed legislation, which would establish a new regulatory body to establish duties of care for internet companies and to assess compliance with these duties of care. Under the proposed law, failure to comply could result in fines, blocking of services and personal liability for senior management. In the United States, legislation has been proposed in 2020, including the EARN IT Act, the PACT Act, the BAD ADS Act and others that would purport to limit or remove the protections afforded technology platforms under the Communications Decency Act. Similar proposed legislation in the EU, currently known as the Digital Services Act, also intends to limit or remove protections afforded technology platforms under the e-Commerce Directive. To the extent such new or more stringent measures are required to be implemented, or existing protections are limited or removed, our business, financial condition and results of operations could be adversely affected.
The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business. For example, in December 2017, the Federal Communications Commission adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by internet service providers. To the extent internet service providers engage in such blocking, throttling, “paid prioritization” of content or similar actions as a result of this order and the adoption of similar laws or regulations, our business, financial condition and results of operations could be adversely affected.
The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted. For example, in 2016, the European Commission adopted the General Data Protection Act (which we refer to as “GDPR”), a comprehensive EU privacy and data protection reform that became effective in May 2018. The act applies to companies established in the EU or otherwise providing services or monitoring the behavior of people located in the EU and provides for significant penalties in case of non-compliance as well as a private right of action for individual claimants. GDPR will continue to be interpreted by EU data protection regulators, which have and may in the future require that we make changes to our business practices, and could generate additional risks and liabilities. Brexit could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, many countries in which we do business have already adopted or are also currently considering adopting privacy and data protection laws and regulations. Multiple legislative proposals concerning privacy and the protection of user information have been introduced in the U.S. Congress. Various U.S. state legislatures, including those in New York and California, could consider privacy legislation in 2020-21. Other U.S. state legislatures have already passed and enacted privacy legislation, most prominent of which is the California Consumer Privacy Act of 2018, which was signed into law in June 2018 and came into effect on January 1, 2020, with full enforcement commencing on June 30, 2020. On June 24, 2020, the California Secretary of State certified a ballot initiative for the upcoming November general election entitled “The California Privacy Rights Act of 2020”, which would expand the state’s consumer privacy laws and create a new government organization, called the California Privacy Protection Agency (CPPA), to enforce the law. Additionally, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by its levying, in July 2019, of a first-of-its kind, $5 billion fine against Facebook for privacy violations.
Laws and regulations relating to privacy and data protection are changing rapidly and are subject to evolving interpretation by regulators and the courts, and therefore there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. For example, in January 2020, the Irish Data Protection Commission commenced an investigation into certain privacy practices of our Tinder business and the Committee on Oversight and Reform Subcommittee on Economic and Consumer Policy of the U.S. House of Representatives commenced an investigation into user safety on dating apps. The Subcommittee investigation is focused on certain safety and privacy concerns and the Subcommittee formally requested information from four online dating companies, including Match Group. The Subcommittee investigation is still ongoing. Additionally, to the extent multiple country- or state-level laws are introduced with inconsistent or conflicting standards, compliance with such laws could be difficult to achieve and we could be subject to fines and penalties in the event of non-compliance.
Any failure or perceived failure by us (or the third parties acting on our behalf and with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, or the use or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties, and adverse publicity. For example, following media reports in December 2019 regarding online dating safety, eleven Members of the U.S. House of Representatives cosigned a letter to Match Group requesting information about how we safeguard our users. Additionally, failure or perceived failure by online dating companies not associated with Match Group to comply with applicable privacy and security laws could cause governmental agencies and regulatory bodies to investigate the online dating industry and include us in those efforts. When such events occur, our reputation may be harmed, we may lose current and potential users and the competitive positions of our various brands might be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
Lastly, compliance with the numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of personal data could be costly, as well as result in delays in the development of new products and features as resources are allocated to these compliance projects, particularly as these laws become more comprehensive in scope, more commonplace and continue to evolve. In addition, the varying and rapidly-evolving regulatory frameworks across jurisdictions may result in decisions to introduce products in certain jurisdictions but not others or to cease providing certain services or features globally or to users located in certain jurisdictions. If these costs or other impacts are significant, our business, financial condition and results of operations could be adversely affected.

We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could adversely affect our business, financial condition and results of operations.
We accept payment from our users primarily through credit card transactions and certain online payment service providers. The ability to access credit card information on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our dating products is critical to our success and a seamless experience for our users.
When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our users are ever affected by such a breach experienced by us or a third party, affected users would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant cost or user effort.
Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs, or refusal by credit card processors to continue to process payments on our behalf, any of which could adversely affect our business, financial condition and results of operations.
Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for recurring subscription payments may adversely affect our business, financial condition and results of operations. For example, the EU’s Payment Services Directive (PSD2), which became effective in 2018, could impact our ability to process auto-renewal payments or offer promotional or differentiated pricing for users in the EU. Similar legislation or regulation, or changes to existing legislation or regulation governing subscription payments, are being considered in many U.S. states.
Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could adversely affect our business.
Users of our products have been, and may in the future be, physically, financially, emotionally or otherwise harmed by other individuals that such users met or may meet through the use of one of our products. When one or more of our users suffers or alleges to have suffered any such harm, we have in the past, and could in the future, experience negative publicity or legal action that could damage our reputation and our brands. Similar events affecting users of our competitors’ products have in the past, and could in the future, result in negative publicity for the dating industry generally, which could in turn negatively affect our business.
In addition, the reputations of our brands may be adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate, untrue or unlawful. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our products, which include, in particular, reporting tools through which users can inform us of such behavior on the platform, and have adopted policies regarding illegal, offensive or inappropriate use of our products, our users have in the past, and could in the future, nonetheless engage in activities that violate our policies. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized.
Concerns about harms and the use of dating products and social networking platforms for illegal conduct, such as romance scams, promotion of false or inaccurate information, financial fraud, and sex-trafficking, have produced and could continue to produce future legislation or other governmental action. For example, in January 2020, the Committee on Oversight Subcommittee on Economic and Consumer Policy of the U.S. House

of Representatives launched an investigation into the online dating industry’s user safety policies, including certain practices of Match Group’s businesses relating to the identification and removal of registered sex offenders and underage individuals from our platforms. The EU and the United Kingdom are also considering new legislation on this topic, with the United Kingdom having released its Online Harms White Paper and the EU contemplating introducing proposed legislation, currently referred to as the Digital Services Act, which in each case, would expose platforms to similar or more expansive liability. In addition, in the United States, legislation has been proposed in 2020, including the EARN IT Act, the PACT Act, the BAD ADS Act and others that would purport to limit or remove the protections afforded technology platforms under the Communications Decency Act. Similar proposed legislation in the EU, currently known as the Digital Services Act, also intends to limit or remove protections afforded technology platforms under the e-Commerce Directive. If these proposed laws are passed, or if future legislation or governmental action is proposed or taken to address concerns regarding such harms, changes could be required to our products that could restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products.
We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition. We also rely upon patented and patent-pending proprietary technologies and trade secrets relating to matching process systems and related features and products.
We also rely on a combination of laws, and contractual restrictions with employees, customers, suppliers, affiliates and others, to establish and protect our various intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available.
We also generally seek to apply for patents or for other similar statutory protections as and if we deem appropriate, based on then-current facts and circumstances, and will continue to do so in the future. No assurances can be given that any patent application we have filed or will file will result in a patent being issued, or that any existing or future patents will afford adequate protection against competitors and similar technologies. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon patents we own.
Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection. The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.
From time to time, we have been subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets and patents or to determine the validity and scope of proprietary rights claimed by others. For example, in June 2020, we settled our longstanding litigation with Bumble Trading Inc. for patent and trademark infringement, as well as trade secret misappropriation. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. For more information, see “Part II, Item 1—Legal Proceedings.”

We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.
Our brands are available in over 40 different languages all over the world. Our international revenue represented 53%, 52%, 53% and 50% of our total revenue for the six months ended June 30, 2020 and 2019 and for the fiscal years ended December 31, 2019 and 2018, respectively.
Operating internationally, particularly in countries in which we have limited experience, exposes us to a number of additional risks, including:
•operational and compliance challenges caused by distance, language and cultural differences;
•difficulties in staffing and managing international operations;
•differing levels of social and technological acceptance of our dating products or lack of acceptance of them generally;
•foreign currency fluctuations;
•restrictions on the transfer of funds among countries and back to the United States and costs associated with repatriating funds to the United States;
•differing and potentially adverse tax laws;
•multiple, conflicting and changing laws, rules and regulations, and difficulties understanding and ensuring compliance with those laws by both our employees and our business partners, over whom we exert no control;
•compliance challenges due to different laws and regulatory environments, particularly in the case of privacy, data security, and intermediary liability;
•competitive environments that favor local businesses;
•limitations on the level of intellectual property protection; and
•trade sanctions, political unrest, terrorism, war and epidemics or the threat of any of these events (such as COVID-19).
The occurrence of any or all of the events described above could adversely affect our international operations, which could in turn adversely affect our business, financial condition and results of operations.
We may experience operational and financial risks in connection with acquisitions.
We have made numerous acquisitions in the past and we continue to seek potential acquisition candidates. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:
•properly value prospective acquisitions, especially those with limited operating histories;
•accurately review acquisition candidates’ business practices against applicable laws and regulations and, where applicable, implement proper remediation controls, procedures, and policies;
•successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with our existing operations and systems;
•successfully identify and realize potential synergies among acquired and existing businesses;
•fully identify potential risks and liabilities associated with acquired businesses;
•retain or hire senior management and other key personnel at acquired businesses; and
•successfully manage acquisition-related strain on our management, operations and financial resources and those of the various brands in our portfolio.
Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which could result in significant impairment charges. In addition, such acquisitions can result in material diversion of management’s attention or other resources from our existing businesses. The occurrence of any these events could have an adverse effect on our business, financial condition and results of operations.

We are subject to litigation, and adverse outcomes in such litigation could have an adverse effect on our financial condition.
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions is time consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations.
Risks relating to our indebtedness
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of June 30, 2020, we had total debt outstanding of approximately $3.9 billion and borrowing availability of $730 million under our revolving credit facility.
Our indebtedness could have important consequences, such as:
•limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
•limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;
•restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and certain of our subsidiaries’ existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;
•exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;
•increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and
•limiting our ability to react to changing market conditions in our industry and in our customers’ industries.
In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.
Subject to the restrictions in our credit agreement (which includes our revolving credit facility and term loan) and the restrictions included in the indentures related to our 5.00% Senior Notes due 2027, 5.625% Senior Notes due 2029, 4.625% Senior Notes due 2028, and 4.125% Senior Notes due 2030 (the “Match Group Senior Notes”), we and our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our credit agreement and the indentures related to the Match Group Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our and our subsidiaries’ current debt levels, the risks described above could increase.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
Our ability to satisfy our debt obligations will depend upon, among other things:
•our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and
•our future ability to borrow under our revolving credit facility, the availability of which will depend on, among other things, our complying with the covenants in the then-existing agreements governing our indebtedness.
There can be no assurance that our business will generate sufficient cash flow from operations, or that we will be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs.
If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity, and/or negotiate with our lenders to restructure the applicable debt, in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Our credit agreement and the indentures related to the Match Group Senior Notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options.
Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.
Our debt agreements contain restrictions that will limit our flexibility in operating our business.
Our credit agreement and the indentures related to the Match Group Senior Notes contain, and any instruments governing future indebtedness of ours may contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•create liens on certain assets;
•incur additional debt;
•make certain investments and acquisitions;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•designate unrestricted subsidiaries;
•sell certain assets;
•pay dividends on or make distributions in respect of our capital stock or make restricted payments;
•enter into certain transactions with our affiliates; and
•cause our subsidiaries to pay dividends or make other distributions to us.
Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our credit agreement and/or the indentures related to the Match Group Senior Notes or any instruments governing future indebtedness of ours. Upon a default, unless waived, the lenders under our credit agreement could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreement and force us into bankruptcy or liquidation. Holders of the Match Group Senior Notes also have the ability to force us into bankruptcy or liquidation in certain circumstances, subject to the terms of the related indentures. In addition, a default under our credit agreement or the indentures related to the Match Group Senior Notes may trigger a cross default under our other agreements and could trigger a cross default under the agreements governing our future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.
Variable rate indebtedness that we have incurred or may incur under our credit agreement will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of June 30, 2020, we had $20 million and $425 million of indebtedness outstanding under our revolving credit facility and term loan, respectively. Borrowings under the revolving credit facility and term loan are at variable rates of interest. Indebtedness that bears interest at variable rates exposes us to interest rate risk. At June 30, 2020, our revolving credit facility and term loan bore interest at LIBOR plus 1.375% and LIBOR plus 1.75%, respectively. As of June 30, 2020, the rates in effect were 1.48% and 2.18%, respectively. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the credit facility and term loan would increase or decrease by $0.2 million and $4.3 million, respectively, based upon the outstanding balances on each at June 30, 2020. See also “Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”
Exchange of the exchangeable notes may dilute the ownership interests of existing stockholders or may otherwise depress the price of our common stock.
We are obligated as a guarantor under the indentures relating to the exchangeable notes. The exchangeable notes are exchangeable into shares of Match Group common stock in certain circumstances. The exchange of some or all of the exchangeable notes may dilute the ownership interests of Match Group stockholders to the extent we deliver shares upon exchange of any of the exchangeable notes. While the exchangeable note hedges are expected to reduce the potential dilutive effect on our common stock upon any exchange of exchangeable notes and/or offset any cash payment the issuers of the exchangeable notes would be required to make in excess of the principal amount of the exchanged notes, the warrants have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants. Any sales in the public market of our common stock issuable upon such exchange could adversely affect prevailing market prices of our common stock. In addition, the existence of the exchangeable notes may encourage short selling of our common stock by market participants because the exchange of the exchangeable notes could be used to satisfy short positions. In addition, the anticipated exchange of the exchangeable notes could depress the price of our common stock.
Risks relating to the Separation
We may be unable to achieve some or all of the benefits that we expect to achieve through the Separation.
We believe that the intended strategic and financial benefits of the Separation should be achieved. However, there can be no assurance of this or that we will be able to attract transaction partners using our capital stock as acquisition currency and that analysts and investors will regard our new corporate structure as more clear and simple than our former corporate structure.
If the Transactions, including the Separation and Former Match Group’s merger, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our stockholders could suffer material adverse consequences.
Following the completion of the Separation and the merger of Former Match Group into a wholly-owned subsidiary (“Merger Sub”) of Former IAC (the “Merger”), Former Match Group’s successor became a wholly-owned subsidiary of Match Group and most of Former IAC’s existing other subsidiaries came to be held under a separate public company. Pursuant to the Transaction Agreement, Former IAC, and IAC received opinions of Former IAC’s outside counsel, among other things, to the effect that the Separation and related transactions taken together, and the Merger, were tax-free for U.S. federal income tax purposes. The opinions of counsel were based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of Former IAC, Former Match Group, and IAC, including those relating to the past and future conduct of Former IAC, Former Match Group, and IAC. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if any of the representations or covenants contained in any of the transaction-related agreements and documents or in any document relating to the opinions of counsel is, or becomes, inaccurate or is not complied with by Former IAC, Former Match Group, IAC, or any of their respective subsidiaries, the opinions of counsel may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding receipt of the opinions of counsel regarding the transactions, the U.S. Internal Revenue Service (“IRS”) could determine that some or all of the transactions effected in connection with the Transactions should be treated as taxable for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinions of counsel were based are inaccurate or have not been complied with. Moreover, even if the foregoing representations, assumptions or undertakings are accurate and have been complied with, the opinions of counsel merely represent the judgment of such counsel and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinions of counsel. Accordingly, notwithstanding receipt of the opinions of counsel, there can be no assurance that the IRS will not assert that the transactions effected in connection with the Transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, parties to the Transactions, including Match Group could be subject to tax with respect to the Transactions.
For example, if the transactions effected in connection with the Separation were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986 (as amended, the “Code), in general, for U.S. federal income tax purposes, we would recognize a taxable gain as if the distribution of New IAC stock in connection with the Transactions had been sold in a taxable sale for its fair market value. Even if the transactions effected in connection with the Separation were to otherwise qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, taxable gain may be triggered under Section 355(e) of the Code if the transactions effected in connection with the Separation were, or later transactions are, deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in us or IAC. For this purpose, any acquisitions of Former IAC stock before the Merger (or Match Group stock after the Merger) or IAC stock within the period beginning two years before the Separation and ending two years after the Separation are presumed to be part of such a plan, although we or IAC may be able to rebut that presumption.
In addition to potential tax liabilities relating to Former Match Group, we and our subsidiaries could be liable to satisfy any tax liabilities relating to Former IAC with respect to the Transactions if their tax-free treatment for U.S. federal income tax purposes were successfully challenged by the IRS. While, in some cases, IAC may be obligated under the Tax Matters Agreement to indemnify us for some or all of such taxes, even in those cases, there is no assurance that they will in fact indemnify us.
In addition, if the Merger were determined to be taxable for U.S. federal income tax purposes, we would be subject to tax on the transfer of the assets of Former Match to Merger Sub. Although, as discussed above, we expect that the Transactions will be respected as tax-free, there can be no assurance in this regard. If we or our subsidiaries were required to pay taxes imposed on us with respect to the Transactions, our cash flows could be adversely affected.
We may not be able to engage in desirable capital-raising or strategic transactions following the Separation.
We believe we will generally be able to engage in desirable capital-raising or strategic transactions. However, under current U.S. federal income tax law, a distribution that otherwise qualifies for tax-free treatment can be rendered taxable to the distributing corporation and its stockholders as a result of certain post-distribution transactions, including certain acquisitions of shares or assets of both the distributing corporation and the corporation the stock of which is distributed. To preserve the tax-free treatment of the transactions effected in connection with the Separation, the Tax Matters Agreement imposes certain restrictions on us and our subsidiaries during the two-year period following the Separation. Except in specific circumstances, we are generally restricted from (1) ceasing to actively conduct certain of our businesses; (2) entering into certain transactions or series of transactions pursuant to which all or a portion of our shares of common stock would be acquired, whether by merger or otherwise; (3) liquidating or merging or consolidating with any other person; (4) issuing equity securities beyond certain thresholds; (5) repurchasing shares of our common stock, other than in certain open-market transactions; or (6) taking or failing to take any other action that would cause the transactions effected in connection with the Separation to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions, repurchases or other transactions that we may otherwise believe to be in the best interests of our stockholders or that might increase the value of our business.
Actual or potential conflicts of interest may develop between our management and directors, on the one hand, and the management and directors of IAC, on the other hand.
Certain of our directors and executive officers and directors of IAC own both Match Group common stock and IAC common stock. In addition, two of our directors are executives, and in one case, a director, of IAC. This ownership overlap could create, or appear to create, potential conflicts of interest when Match Group’s directors and IAC’s executive officers and directors face decisions that could have different implications for Match Group and IAC. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Match Group and IAC regarding the terms of the agreements governing the Separation and the relationship between Match Group and IAC thereafter, including the Transaction Agreement, the Employee Matters Agreement, the Tax Matters Agreement, the Transition Services Agreement, or any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if Match Group and IAC enter into any commercial arrangements in the future.
In addition, Joseph Levin serves as the executive chairman of our board of directors, while also serving as the Chief Executive Officer and a director of IAC, Glenn H. Schiffman serves as a director of Match Group while also serving as an executive officer of IAC, and Alan G. Spoon serves as a director of each of Match Group and IAC. We believe that having a limited number of senior IAC management members serve on our Board for a transitional period will be beneficial to us. However, the fact that Messrs. Levin, Schiffman, and Spoon hold positions with both Match Group and IAC could create, or appear to create, potential conflicts of interest for each of them when facing decisions that may affect both Match Group and IAC, and each of them also faces conflicts of interest with regard to the allocation of his time between Match Group and IAC.
We may incur increased expenses if the Transition Services Agreement with IAC is terminated.
In connection with the Separation, we entered into the Transition Services Agreement and various other agreements with IAC, pursuant to which IAC provides us with certain specified services on a transitional basis following the Separation. Depending on the particular service being provided, the agreements extend for up to twelve months after the Separation, but may be terminated earlier under certain circumstances, including a default. If the Transition Services Agreement is terminated, we may be required to obtain such services from a third party. This may be more expensive than the fees that we are required to pay under the agreements with IAC.
Our certificate of incorporation could prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our certificate of incorporation includes a “corporate opportunity” provision in which Match Group and its affiliates renounce any interests or expectancy in corporate opportunities which become known to any of Match Group’s directors or officers who are also officers or directors of IAC.
Generally, Match Group’s officers or directors who are also IAC’s officers or directors will not be liable to Match Group or its stockholders for breach of any fiduciary duty because such person fails to communicate or offer to Match Group a corporate opportunity that has been communicated or offered to IAC, that may also be a corporate opportunity of Match Group or because such person communicates or offers to IAC any corporate opportunity that may also be a corporate opportunity of Match Group. In order for any Match Group director or officer who is also an IAC director or officer not to be liable to Match Group or its stockholders, such opportunity cannot become known to the officer or director in his or her capacity as a Match Group director or officer and cannot be presented to any party other than IAC. In addition, such officer or director cannot pursue such opportunity in his or her individual capacity. The corporate opportunity provision may exacerbate conflicts of interest between Match Group and IAC because the provision effectively permits any of Match Group’s directors or officers who also serve as an officer or director of IAC to choose to direct a corporate opportunity to IAC instead of to Match Group.
Risks relating to ownership of our common stock
The price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.
The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part of your investment in our common stock if you are unable to sell your shares at or above the price you paid to acquire them. Factors that could cause fluctuations in the market price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology stocks generally, or those in our industry in particular;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our stock by us and/or our directors, executive officers, employees and stockholders;
•the failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, and any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new brands, products or services;
•the public’s reaction to our earnings releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes or fluctuations in our operating results;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of (or changes to) existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management or our board composition; and
•general economic conditions and slow or negative growth in any of our significant markets.
In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in the overall market and the market price of their securities. We currently are, and in the future may be, the target of this type of litigation. See “Part II, Item 1—Legal Proceedings.” Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.
You may experience dilution due to the issuance of additional securities in the future.
Our dilutive securities consist of vested and unvested options to purchase shares of our common stock, restricted stock unit awards, equity awards denominated in the equity of our non-public subsidiaries but settleable in shares of our common stock, the exchangeable notes and the exchangeable note warrants.
These dilutive securities are reflected in our dilutive earnings per share calculation contained in our financial statements for the three and six months ended June 30, 2020. For more information, see “Note 8—Earnings per Share” to the consolidated financial statements included in “Part I, Item 1—Consolidated Financial Statements”. Intra-quarter movements in our stock price, could lead to more or less dilution than reflected in these calculations.

Our quarterly results or operating metrics could fluctuate significantly, which could cause the trading price of our common stock to decline.
Our quarterly results and operating metrics have fluctuated historically, and we expect that they could continue to fluctuate in the future as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•the timing, size and effectiveness of our marketing efforts;
•fluctuations in the rate at which we attract new users, the level of engagement of such users and the propensity of such users to subscribe to our brands or to purchase à la carte features;
•increases or decreases in our revenues and expenses caused by fluctuations in foreign currency exchange rates;
•the timing, size and effectiveness of non-marketing operating expenses that we may incur to grow and expand our operations, develop new products and remain competitive;
•the performance, reliability and availability of our technology, network systems and infrastructure and data centers;
•operational and financial risks we may experience in connection with historical and potential future acquisitions and investments;
•legal costs and settlements; and
•general economic conditions in either domestic or international markets.
The occurrence of any one of these factors, as well as other factors, or the cumulative effect of the occurrence of one or more of such factors could cause our quarterly results and operating metrics to fluctuate significantly. As a result, quarterly comparisons of results and operating metrics may not be meaningful.
In addition, the variability and unpredictability of our quarterly results or operating metrics could result in our failure to meet our expectations, or those of any of our investors or of analysts that cover our company, with respect to revenues or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially.
We do not expect to declare any regular cash dividends in the foreseeable future.
We have no current plans to pay cash dividends on our common stock. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:
•our historical and projected financial condition, liquidity and results of operations;
•our capital levels and needs;
•tax considerations;
•any acquisitions or potential acquisitions that we may consider;
•statutory and regulatory prohibitions and other limitations;
•the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, including the Match Group Credit Agreement and the indentures relating to the Match Group Senior Notes;
•general economic conditions; and
•other factors deemed relevant by our board of directors.
We are not obligated to pay dividends on our common stock. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking regular cash dividends should not purchase our common stock.
Provisions in our certificate of incorporation and bylaws or Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous, including provisions which:

•authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;
•establish a classified board of directors, as a result of which our board is divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
•prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•provide that certain litigation against us can be brought only in Delaware (subject to certain exceptions); and
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws.
Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2020.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended June 30, 2020. In connection with the separation of Match Group and IAC, the remaining authorization to purchases shares of Former IAC common stock under the Company’s previously announced May 2016 repurchase authorization was terminated.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Amendment, dated as of April 28, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC.	8-K	000-20570	2.1	4/28/2020
2.2	Amendment No. 2 to Transaction Agreement, dated as of June 22, 2020, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC.	8-K	000-20570	2.1	6/22/2020
3.1	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC).	8-A/A	001-34148	3.4	7/1/2020
3.2	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC).	8-A/A	001-34148	3.5	7/1/2020
3.3	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC).	8-A/A	001-34148	3.6	7/1/2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC).	8-A/A	001-34148	3.7	7/1/2020
3.5	Certificate of Elimination, with respect to the Series 1 Mandatory Exchangeable Preferred Stock.	8-K	001-34148	3.5	7/2/2020
3.6	Certificate of Elimination, with respect to the Series 2 Mandatory Exchangeable Preferred Stock.	8-K	001-34148	3.6	7/2/2020
3.7	Certificate of Elimination, with respect to the Series A Cumulative Preferred Stock.	8-K	001-34148	3.7	7/2/2020
3.8	Certificate of Elimination, with respect to the Series B Cumulative Preferred Stock.	8-K	001-34148	3.8	7/2/2020
3.9	Certificate of Elimination, with respect to the Series C Cumulative Preferred Stock.	8-K	001-34148	3.9	7/2/2020
3.10	Certificate of Elimination, with respect to the Series D Cumulative Preferred Stock.	8-K	001-34148	3.10	7/2/2020
3.11	Second Amended and Restated By-laws of Match Group, Inc. (Former Match Group).	8-A/A	001-34148	3.3	7/1/2020
4.1	Specimen Stock Certificate of Match Group Inc. (Former Match Group).	S-4/A	333-236420	4.3	4/28/2020
4.2	Indenture, dated as of May 19, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as trustee.	8-K	001-37636	4.1	5/20/2020
4.3	Demand Promissory Note, dated as of June 30, 2020, by IAC/InterActiveCorp.	8-K	001-34148	4.1	7/2/2020
4.4	Indenture for 0.875% Senior Exchangeable Notes due 2022, dated as of October 2, 2017, among IAC FinanceCo, Inc., IAC/InterActiveCorp (Former IAC) and Computershare Trust Company, N.A., as Trustee.	8-K	000-20570	4.1	10/6/2017
4.5	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo, Inc., Match Group, Inc. (Former Match) and Computershare Trust Company, N.A., as Trustee, relating to the 0.875% Senior Exchangeable Notes due 2022.	8-K	001-34148	4.3	7/2/2020
4.6	Indenture for 0.875% Senior Exchangeable Notes due 2026, dated as of May 28, 2019, among IAC FinanceCo 2, Inc., IAC/InterActiveCorp (Former IAC) and Computershare Trust Company, N.A., as Trustee.	8-K	000-20570	4.1	5/28/2019
4.7	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 2, Inc., Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee, relating to the 0.875% Senior Exchangeable Notes due 2026.	8-K	001-34148	4.5	7/2/2020

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.8	Indenture for 2.00% Senior Exchangeable Notes due 2030, dated as of May 28, 2019, among IAC FinanceCo 3, Inc., IAC/InterActiveCorp (Former IAC) and Computershare Trust Company, N.A., as Trustee.	8-K	000-20570	4.2	5/28/2019
4.9	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 3, Inc., Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee, relating to the 2.00% Senior Exchangeable Notes due 2030.	8-K	001-34148	4.7	7/2/2020
4.10	Indenture, dated December 4, 2017, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	12/4/2017
4.11	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc. (Former Match Group), Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 5.000% Senior Notes due 2027.	8-K	001-34148	4.9	7/2/2020
4.12	Indenture, dated May 19, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	5/20/2020
4.13	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc. (Former Match Group), Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 4.625% Senior Notes due 2028.	8-K	001-34148	4.11	7/2/2020
4.14	Indenture, dated as of February 15, 2019, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A. as trustee.	8-K	001-37636	4.1	2/15/2019
4.15	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc. (Former Match Group), Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 5.625% Senior Notes due 2029.	8-K	001-34148	4.13	7/2/2020
4.16	Indenture, dated February 11, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	2/11/2020
4.17	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc. (Former Match Group), Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 4.125% Senior Notes due 2030.	8-K	001-34148	4.15	7/2/2020
10.1	Form of Subscription Agreement	8-K	000-20570	10.1	6/12/2020
10.2	Transition Services Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp (Former IAC) and IAC Holdings, Inc.	8-K	001-34148	10.1	7/2/2020
10.3	Amended and Restated Employee Matters Agreement, dated as of June 30, 2020, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group) and IAC Holdings, Inc.	8-K	001-34148	10.2	7/2/2020
10.4	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp (Former IAC) and IAC Holdings, Inc.	8-K	001-34148	10.3	7/2/2020
10.5	Match Group, Inc. (Former Match Group) Amended and Restated 2017 Stock and Annual Incentive Plan.	8-K	001-37636	10.1	6/21/2018
10.6	First Amendment to Match Group, Inc. (Former Match Group) Amended and Restated 2017 Stock and Annual Incentive Plan.	8-K	001-34148	10.5	7/2/2020
10.7	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. (Former Match Group) 2017 Stock and Annual Incentive Plan.	10-Q	001-37636	10.1	11/9/2017
10.8	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. (Former Match Group) 2017 Stock and Annual Incentive Plan.	10-Q	001-37636	10.2	11/9/2017

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.9	Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan.	8-K	001-37636	10.5	11/24/2015
10.10	First Amendment to Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan.	8-K	001-37636	10.1	8/4/2017
10.11	Second Amendment to Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan.	8-K	001-34148	10.10	7/2/2020
10.12	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan.	8-K	001-37636	10.7	2/28/2017
10.13	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan.	8-K	001-37636	10.8	2/28/2017
10.14	Employment Agreement between Sharmistha Dubey and Match Group, Inc. (Former Match Group) dated as of February 13, 2020 ).	8-K/A	001-37636	10.1	2/20/2020
10.15	Assignment of Employment Agreement among Sharmistha Dubey, Match Group, Inc. (Former Match Group) and Valentine Merger Sub LLC, dated as of June 30, 2020.	8-K	001-34148	10.14	7/2/2020
10.16	Employment Agreement between Gary Swidler and Match Group, Inc. (Former Match Group) dated as of August 8, 2018.	8-K	001-37636	10.1	8/14/2018
10.17	Employment Agreement Amendment between Gary Swidler and Match Group, Inc. (Former Match Group) dated as of February 13, 2020.	8-K/A	001-37636	10.2	2/20/2020
10.18	Assignment of Employment Agreement among Gary Swidler, Match Group, Inc. (Former Match Group) and Valentine Merger Sub LLC, dated as of June 30, 2020.	8-K	001-34148	10.17	7/2/2020
10.19	Employment Agreement between Jared Sine and Match Group, Inc. (Former Match Group) dated as of August 8, 2018.	8-K	001-37636	10.2	8/14/2018
10.20	Assignment of Employment Agreement among Jared Sine, Match Group, Inc. (Former Match Group) and Valentine Merger Sub LLC, dated as of June 30, 2020.	8-K	001-34148	10.19	7/2/2020
10.21	Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	10-K	001-37636	10.11	3/28/2016
10.22	Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	12/8/2016
10.23	Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	8/17/2017
10.24	Amendment No. 5 dated as of December 7, 2018 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, and as further amended as of August 14, 2017, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.	8-K	001-37636	10.1	12/13/2018

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.25	Amendment No. 6 dated as of February 13, 2020 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017 and as further amended as of December 7, 2018, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.	8-K	001-37636	10.1	2/20/2020
10.26	Joinder and Reaffirmation Agreement, dated as June 30, 2020, by and among Match Group, Inc. (Former Match Group), Match Group Holdings II, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, to the Credit Agreement, dated as of November 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, as amended.	8-K	001-34148	10.25	7/2/2020
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2020	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Operating Officer and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Operating Officer and Chief Financial Officer	August 10, 2020
Gary Swidler