Form 10-Q
period 2020-09-30
Match Group, Inc.
filed 2020-11-06
CIK 891103

As filed with the Securities and Exchange Commission on November 6, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of October 30, 2020, there were 265,983,244 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2020	December 31, 2019

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$398,884	$465,676
Accounts receivable, net of allowance of $306 and $578, respectively	199,682	116,459
Other current assets	139,593	97,850
Current assets of discontinued operations	—	3,028,079
Total current assets	738,159	3,708,064
Property and equipment, net of accumulated depreciation and amortization of $161,232 and $147,669, respectively	106,006	101,065
Goodwill	1,252,715	1,239,839
Intangible assets, net of accumulated amortization of $14,935 and $13,744, respectively	226,126	228,324
Deferred income taxes	236,500	192,496
Other non-current assets	110,586	64,232
Non-current assets of discontinued operations	—	2,830,783
TOTAL ASSETS	$2,670,092	$8,364,803
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$16,347	$20,191
Deferred revenue	240,954	218,843
Accrued expenses and other current liabilities	230,894	182,250
Current liabilities of discontinued operations	—	588,896
Total current liabilities	488,195	1,010,180
Long-term debt, net	3,521,092	2,889,626
Income taxes payable	13,147	30,295
Deferred income taxes	17,721	18,285
Other long-term liabilities	70,258	26,158
Non-current liabilities of discontinued operations	—	447,414
Redeemable noncontrolling interests	2,240	44,527
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 263,759,289 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	264	—
Former IAC common stock; $0.001 par value; authorized 1,600,000,000 shares; 0 and 263,229,724 shares issued; and 0 and 78,889,779 shares outstanding at September 30, 2020 and December 31, 2019, respectively	—	263
Former IAC Class B convertible common stock; $0.001 par value; authorized 400,000,000 shares; 0 and 16,157,499 shares issued; and 0 and 5,789,499 shares outstanding at September 30, 2020 and December 31, 2019, respectively	—	16
Additional paid-in capital	7,296,618	11,683,799
Retained (deficit) earnings	(8,631,705)	1,689,925
Accumulated other comprehensive loss	(108,111)	(136,349)
Treasury stock; 0 and 194,708 shares, respectively	—	(10,309,612)
Total Match Group, Inc. shareholders’ equity	(1,442,934)	2,928,042
Noncontrolling interests	373	970,276
Total shareholders’ equity	(1,442,561)	3,898,318
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,670,092	$8,364,803
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Revenue	$639,770	$541,493	$1,739,862	$1,504,091
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	169,823	138,225	462,570	385,114
Selling and marketing expense	129,859	113,581	345,150	327,132
General and administrative expense	88,961	68,668	236,484	187,135
Product development expense	39,280	36,609	124,979	113,563
Depreciation	11,221	8,533	30,284	25,578
Amortization of intangibles	459	641	7,262	1,464
Total operating costs and expenses	439,603	366,257	1,206,729	1,039,986
Operating income	200,167	175,236	533,133	464,105
Interest expense	(43,189)	(38,993)	(131,485)	(99,990)
Other (expense) income, net	(1,923)	2,788	19,341	3,838
Earnings from continuing operations, before tax	155,055	139,031	420,989	367,953
Income tax (provision) benefit	(23,568)	(1,240)	(7,257)	6,746
Net earnings from continuing operations	131,487	137,791	413,732	374,699
Earnings (loss) from discontinued operations, net of tax	508	21,981	(366,070)	44,849
Net earnings	131,995	159,772	47,662	419,548
Net loss (earnings) attributable to noncontrolling interests	586	(31,228)	(59,680)	(88,842)
Net earnings (loss) attributable to Match Group, Inc. shareholders	$132,581	$128,544	$(12,018)	$330,706

Net earnings per share from continuing operations:
Basic	$0.51	$0.60	$1.69	$1.63
Diluted	$0.45	$0.52	$1.53	$1.42
Net earnings (loss) per share attributable to Match Group, Inc. shareholders:
Basic	$0.51	$0.71	$(0.06)	$1.82
Diluted	$0.46	$0.63	$(0.10)	$1.60

Stock-based compensation expense by function:
Cost of revenue	$1,007	$919	$3,143	$2,860
Selling and marketing expense	1,402	1,199	3,844	3,925
General and administrative expense	26,870	10,854	48,385	33,915
Product development expense	8,056	7,833	25,275	30,117
Total stock-based compensation expense	$37,335	$20,805	$80,647	$70,817
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Net earnings	$131,995	$159,772	$47,662	$419,548
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	16,206	(23,053)	12,746	(20,647)
Change in unrealized losses on available-for-sale securities	—	—	(1)	(5)
Total other comprehensive income (loss)	16,206	(23,053)	12,745	(20,652)
Comprehensive income	148,201	136,719	60,407	398,896
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	586	(31,228)	(59,680)	(88,842)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(5)	4,664	1,084	4,348
Change in unrealized losses of available-for-sale debt securities attributable to noncontrolling interests	—	—	—	1
Comprehensive loss (income) attributable to noncontrolling interests	581	(26,564)	(58,596)	(84,493)
Comprehensive income attributable to Match Group, Inc. shareholders	$148,782	$110,155	$1,811	$314,403
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended September 30, 2020

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of June 30, 2020	$(156)	$242	241,617	$7,180,181	$(8,764,286)	$(124,312)	$(1,708,175)	$337	$(1,707,838)
Net (loss) earnings for the three months ended September 30, 2020	(617)	—	—	—	132,581	—	132,581	31	132,612
Other comprehensive income, net of tax	—	—	—	—	—	16,201	16,201	5	16,206
Stock-based compensation expense	—	—	—	38,757	—	—	38,757	—	38,757
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	5	4,803	83,220	—	—	83,225	—	83,225
Issuance of Class M common stock	—	17	17,339	(17)	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	3,013	—	—	(3,013)	—	—	(3,013)	—	(3,013)
Other	—	—	—	(2,510)	—	—	(2,510)	—	(2,510)
Balance as of September 30, 2020	$2,240	$264	263,759	$7,296,618	$(8,631,705)	$(108,111)	$(1,442,934)	$373	$(1,442,561)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Three Months Ended September 30, 2019

		Match Group Shareholders’ Equity
		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of June 30, 2019	$80,502	$263	262,789	$16	16,157	$11,957,543	$1,460,956	$(125,705)	$(10,309,612)	$2,983,461	$860,136	$3,843,597
Net (loss) earnings for the three months ended September 30, 2019	(1,270)	—	—	—	—	—	128,544	—	—	128,544	32,498	161,042
Other comprehensive loss, net of tax	(365)	—	—	—	—	—	—	(18,389)	—	(18,389)	(4,299)	(22,688)
Stock-based compensation expense	36	—	—	—	—	20,332	—	—	—	20,332	29,521	49,853
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	321	—	—	(55,036)	—	—	—	(55,036)	—	(55,036)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(22,749)	—	(510)	—	(23,259)	(9,369)	(32,628)
Purchase of redeemable noncontrolling interests	(71)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(1,531)	—	—	—	—	1,531	—	—	—	1,531	—	1,531
Equity component of exchangeable senior notes, net of deferred financing costs and deferred tax liabilities	—	—	—	—	—	(130)	—	—	—	(130)	—	(130)
Purchase of Former Match Group and ANGI Homeservices treasury stock	—	—	—	—	—	(139,779)	—	—	—	(139,779)	—	(139,779)
Other	1	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Balance as of September 30, 2019	$77,302	$263	263,110	$16	16,157	$11,761,711	$1,589,500	$(144,604)	$(10,309,612)	$2,897,274	$908,487	$3,805,761

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Nine Months Ended September 30, 2020

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2019	$44,527	$—	—	$263	263,230	$16	16,157	$11,683,799	$1,689,925	$(136,349)	$(10,309,612)	$2,928,042	$970,276	$3,898,318
Net (loss) earnings for the nine months ended September 30, 2020	(2,687)	—	—	—	—	—	—	—	(12,018)	—	—	(12,018)	62,367	50,349
Other comprehensive (loss) income, net of tax	(686)	—	—	—	—	—	—	—	—	13,829	—	13,829	(398)	13,431
Stock-based compensation expense	15	—	—	—	—	—	—	111,816	—	—	—	111,816	86,363	198,179
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	5	4,803	—	—	—	—	83,220	—	—	—	83,225	—	83,225
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	1	453	—	—	(34,518)	—	—	—	(34,517)	—	(34,517)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	(212,270)	—	628	—	(211,642)	(11,405)	(223,047)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	7,820	—	—	—	—	—	—	(7,820)	—	—	—	(7,820)	—	(7,820)
Purchase of Former Match Group and ANGI Homeservices treasury stock	—	—	—	—	—	—	—	(187,735)	—	—	—	(187,735)	—	(187,735)
Retirement of treasury stock	—	—	—	(184)	(184,340)	(10)	(10,368)	194	(10,309,612)	—	10,309,612	—	—	—
Exchange Former IAC common stock and Class B common stock for Match Group common stock and completion of the Separation	(43,583)	184	183,749	(80)	(79,343)	(6)	(5,789)	(4,748,030)	—	13,781	—	(4,734,151)	(498,792)	(5,232,943)
Acquire Former Match Group noncontrolling interest	—	58	57,868	—	—	—	—	608,110	—	—	—	608,168	(608,168)	—
Issuance of Class M common stock	—	17	17,339	—	—	—	—	(17)	—	—	—	—	—	—
Other	(1)	—	—	—	—	—	—	(131)	—	—	—	(131)	130	(1)
Balance as of September 30, 2020	$2,240	$264	263,759	$—	—	$—	—	$7,296,618	$(8,631,705)	$(108,111)	$—	$(1,442,934)	$373	$(1,442,561)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Nine Months Ended September 30, 2019

		Match Group Shareholders’ Equity
		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2018	$65,687	$262	262,303	$16	16,157	$12,022,387	$1,258,794	$(128,722)	$(10,309,612)	$2,843,125	$708,676	$3,551,801
Net earnings for the nine months ended September 30, 2019	4,625	—	—	—	—	—	330,706	—	—	330,706	84,217	414,923
Other comprehensive loss, net of tax	(514)	—	—	—	—	—	—	(16,303)	—	(16,303)	(3,835)	(20,138)
Stock-based compensation expense	113	—	—	—	—	63,387	—	—	—	63,387	116,252	179,639
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	1	807	—	—	(78,059)	—	—	—	(78,058)	—	(78,058)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(200,661)	—	421	—	(200,240)	3,004	(197,236)
Purchase of redeemable noncontrolling interests	(6,192)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	8,607	—	—	—	—	(8,607)	—	—	—	(8,607)	—	(8,607)
Noncontrolling interests created in an acquisition	5,009	—	—	—	—	—	—	—	—	—	—	—
Purchase of exchangeable note hedges	—	—	—	—	—	(303,428)	—	—	—	(303,428)	—	(303,428)
Equity component of exchangeable Senior Notes, net of deferred financing costs and deferred tax liabilities	—	—	—	—	—	320,998	—	—	—	320,998	—	320,998
Issuance of warrants	—	—	—	—	—	166,520	—	—	—	166,520	—	166,520
Purchase of Match Group and ANGI treasury stock	—	—	—	—	—	(220,636)	—	—	—	(220,636)	—	(220,636)
Other	(33)	—	—	—	—	(190)	—	—	—	(190)	173	(17)
Balance as of September 30, 2019	$77,302	$263	263,110	$16	16,157	$11,761,711	$1,589,500	$(144,604)	$(10,309,612)	$2,897,274	$908,487	$3,805,761
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$413,732	$374,699
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	80,647	70,817
Depreciation	30,284	25,578
Amortization of intangibles	7,262	1,464
Deferred income taxes	(6,594)	(26,184)
Other adjustments, net	57,042	22,912
Changes in assets and liabilities
Accounts receivable	(87,920)	(68,557)
Other assets	(26,132)	3,251
Accounts payable and other liabilities	18,281	45,711
Income taxes payable and receivable	5,315	(6,006)
Deferred revenue	26,928	24,570
Net cash provided by operating activities attributable to continuing operations	518,845	468,255
Cash flows from investing activities attributable to continuing operations:
Net cash used in business combinations	—	(3,759)
Capital expenditures	(32,376)	(30,273)
Net cash distribution related to Separation of IAC	(3,870,550)	—
Purchases of investments	(9,115)	—
Other, net	(93)	1,071
Net cash used in investing activities attributable to continuing operations	(3,912,134)	(32,961)
Cash flows from financing activities attributable to continuing operations:
Borrowings under the Credit Facility	20,000	40,000
Proceeds from Senior Notes offerings	1,000,000	350,000
Proceeds from Exchangeable Notes offerings	—	1,150,000
Principal payments on Credit Facility	(20,000)	(300,000)
Principal payments on Senior Notes	(400,000)	—
Purchase of exchangeable note hedges	—	(303,428)
Proceeds from issuance of warrants	—	166,520
Debt issuance costs	(13,517)	(27,815)
Proceeds from stock offering	1,421,801	—
Proceeds from issuance of common stock pursuant to stock-based awards	79,528	—
Withholding taxes paid on behalf of employees on net settled stock-based awards of Former Match Group and Match Group	(211,958)	(167,183)
Purchase of Former Match Group treasury stock	(132,868)	(175,736)
Purchase of noncontrolling interests	(15,827)	—
Other, net	(15,188)	(25)
Net cash provided by financing activities attributable to continuing operations	1,711,971	732,333
Total cash (used in) provided by continuing operations	(1,681,318)	1,167,627
Net cash provided by operating activities attributable to discontinued operations	13,630	220,511
Net cash used in investing activities attributable to discontinued operations	(963,420)	(374,333)
Net cash used in financing activities attributable to discontinued operations	(110,959)	(196,803)
Total cash used in discontinued operations	(1,060,749)	(350,625)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	725	(2,534)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,741,342)	814,468
Cash, cash equivalents, and restricted cash at beginning of period	3,140,358	2,133,685
Cash, cash equivalents, and restricted cash at end of period	$399,016	$2,948,153
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
Separation of Match Group and IAC
On June 30, 2020, the companies formerly known as Match Group, Inc. (referred to as “Former Match Group”) and IAC/InterActiveCorp (referred to as “Former IAC”) completed the separation of the Company from IAC through a series of transactions that resulted in two, separate public companies—(1) Match Group, which consists of the businesses of Former Match Group and certain financing subsidiaries previously owned by Former IAC, and (2) IAC/InterActiveCorp, formerly known as IAC Holdings, Inc. (“IAC”), consisting of Former IAC’s businesses other than Match Group (the “Separation”). See “Note —Shareholders’ Equity” for additional information about the series of transactions.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2019 was $218.8 million. During the nine months ended September 30, 2020, the Company recognized $216.6 million of revenue that was included in the deferred revenue balance as of December 31, 2019. The current deferred revenue balance at September 30, 2020 is $241.0 million. At September 30, 2020 and December 31, 2019, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Direct Revenue:
North America	$321,806	$268,863	$869,471	$758,135
International	306,460	262,086	840,360	714,076
Total Direct Revenue	628,266	530,949	1,709,831	1,472,211
Indirect Revenue (principally advertising revenue)	11,504	10,544	30,031	31,880
Total Revenue	$639,770	$541,493	$1,739,862	$1,504,091
Recent Accounting Pronouncements
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
Accounting pronouncements not yet adopted by the Company
In August 2020, the FASB issued ASU No. 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s exchangeable senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which will result in increased dilutive securities as the assumption of cash settlement of the notes will not be available for the purpose of calculating earnings per share. The provisions of ASU 2020-06 are effective for reporting periods beginning after December 15, 2021, with early adoption permitted for reporting periods beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the timing, method of adoption, and overall impact of this standard on its consolidated financial statements.

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
For the three months ended September 30, 2020 and 2019, the Company recorded an income tax provision of $23.6 million and $1.2 million, representing effective tax rates of 15% and 1%, respectively. The effective tax rates in both three-month periods benefited from (i) excess tax benefits generated by the exercise and vesting of stock-based awards and (ii) research tax credits. For the nine months ended September 30, 2020 and 2019, the Company recorded an income tax provision of $7.3 million and benefit of $6.7 million, respectively. Both nine-month periods benefited from excess tax benefits generated by the exercise and vesting of stock-based awards, with the 2020 period partially offset by a non-recurring increase in the valuation allowance for foreign tax credits.
At Separation, the Company became the parent of the Former IAC consolidated tax group. As a result, the Company’s net deferred tax asset was adjusted via additional paid-in capital for tax attributes allocated from our consolidated federal and state tax filings to IAC. The allocation of tax attributes that was recorded as of the date of the Separation is preliminary and subject to adjustment. Any subsequent adjustment to allocated tax attributes will be recognized as an adjustment to deferred taxes and additional paid-in capital. See “Note 10—Related Party Transactions” for amounts outstanding under the tax matters agreement entered into with IAC at Separation.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and amount of income and deductions, and the allocation of such income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for the years ended December 31, 2010 through 2016, resulting in reductions to the manufacturing tax deduction and research credits claimed. The IRS began an audit of the year ended December 31, 2017 in the second quarter. The statute of limitations for the years 2010 through 2012 has been extended to May 31, 2021, and the statute of limitations for the years 2013 to 2017 has been extended to December 31, 2021. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustments. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At September 30, 2020 and December 31, 2019, unrecognized tax benefits, including interest and penalties, are $42.0 million and $55.5 million, respectively. Unrecognized tax benefits, including interest and penalties, at September 30, 2020 decreased by $13.5 million due primarily to the effective settlement of certain prior year tax positions with the IRS relating to the manufacturing tax deduction and research tax credits. If unrecognized tax benefits at September 30, 2020 are subsequently recognized, $37.6 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2019 was $51.9 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $3.2 million by September 30, 2021 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The key components of earnings (loss) from discontinued operations for the three and nine months ended September 30, 2020 and 2019 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Revenue	$—	$705,381	$1,410,485	$2,035,284
Operating costs and expenses	—	(694,765)	(1,840,178)	(2,079,354)
Operating income (loss)	—	10,616	(429,693)	(44,070)
Interest expense	—	(3,139)	(3,772)	(10,491)
Other (expense) income	—	(1,559)	(2,503)	44,014
Income tax benefit	508	16,063	69,898	55,396
Earnings (loss) from discontinued operations	508	21,981	(366,070)	44,849

NOTE 4—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At September 30, 2020 and December 31, 2019, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million and $5.1 million, respectively, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values, since the adoption of ASU 2016-01 on January 1, 2018 through September 30, 2020, were $6.1 million. For both the nine months ended September 30, 2020 and 2019, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of September 30, 2020 and December 31, 2019, the Company has elected the measurement alternative. As of September 30, 2020, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$2,239	$—	$2,239

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$150,865	$—	$150,865
Time deposits	—	30,000	30,000
Total	$150,865	$30,000	$180,865
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
As of December 31, 2019, the net book value of both the Match brand in the UK and the Meetic brand in Europe approximated their fair values. An impairment of $4.6 million, which is included within amortization, was recognized on these brands during the nine months ended September 30, 2020, as the outbreak of COVID-19 placed additional pressure on projected 2020 revenues at these brands.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a)	$(3,521,092)	$(5,301,037)	$(2,889,626)	$(3,904,406)
______________________
(a)At September 30, 2020 and December 31, 2019, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $371.4 million and $402.9 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At September 30, 2020 and December 31, 2019, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 5—LONG-TERM DEBT, NET
Long-term debt consists of:

	September 30, 2020	December 31, 2019

	(In thousands)
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027 (the “Term Loan”)	425,000	425,000
6.375% Senior Notes due June 1, 2024 (the “6.375% Senior Notes”); interest payable each June 1 and December 1	—	400,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1, commencing December 1, 2020	500,000	—
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	—
0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”); interest payable each April 1 and October 1	517,500	517,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,892,500	3,292,500
Less: Unamortized original issue discount	324,551	357,887
Less: Unamortized debt issuance costs	46,857	44,987
Total long-term debt, net	$3,521,092	$2,889,626
Term Loan and Credit Facility
In connection with the Separation, Former Match Group was merged into and with MG Holdings II. MG Holdings II replaced Former Match Group as borrower under the Credit Agreement and assumed its obligations thereunder and under the Term Loan and Credit Facility, as successor to Former Match Group.
MG Holdings II, an indirect wholly-owned subsidiary of the Company, entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. On February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity from November 16, 2022 to February 13, 2027. Additionally, the amendment provided for a benchmark replacement should the LIBOR rate not be available in the future. The rate used would be agreed to between the administrative agent and the Company and may be based upon a secured overnight financing rate at the Federal Reserve Bank of New York. Additional information about the benchmark replacement can be found in Amendment No. 6 to the Credit Agreement. At both September 30, 2020 and December 31, 2019, the outstanding balance on the Term Loan was $425 million and the interest rate of the Term Loan was 2.00% and 4.44% as of those dates, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125%, and extend its maturity to February 13, 2025. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the Credit Facility. At September 30, 2020, there were letters of credit of $0.2 million outstanding. At September 30, 2020, we had $749.8 million available under the Credit Facility. The annual commitment fee on undrawn funds, which was 30 basis points as of September 30, 2020, is based on the current leverage ratio. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. The terms of the Credit Facility require MG Holdings II to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
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
Senior Notes
In connection with the Separation on June 30, 2020, MG Holdings II replaced the Former Match Group as issuer of each of the Senior Notes and assumed its obligations thereunder and under the indentures governing each of the Senior Notes, respectively, as successor to Former Match Group.
The 4.625% Senior Notes were issued by MG Holdings II on May 19, 2020. The proceeds from these notes were used to redeem the outstanding 6.375% Senior Notes, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to June 1, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date.
The 4.125% Senior Notes were issued by MG Holdings II on February 11, 2020. The proceeds from these notes were used to fund a portion of the $3.00 per common share of Former Match Group that was payable in connection with the Separation. At any time prior to May 1, 2025, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date.
The 5.625% Senior Notes were issued by MG Holdings II on February 15, 2019. The proceeds from these notes were used to repay outstanding borrowings under the Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to February 15, 2024, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date.
The 5.00% Senior Notes were issued by MG Holdings II on December 4, 2017. At any time prior to December 15, 2022, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The 6.375% Senior Notes were redeemed on June 11, 2020 with proceeds from the 4.625% Senior Notes. The related call premium of $12.8 million and $2.9 million of unamortized original issue discount and debt issuance costs related to the 6.375% Senior Notes are included in “Other (expense) income, net” in the consolidated statement of operations for the nine months ended September 30, 2020.
The indentures governing the 5.00% Senior Note contain covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At September 30, 2020, there were no limitations pursuant thereto. There are additional covenants in those indentures that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with certain financial ratios set forth therein, and (ii) incur liens, enter into agreements restricting the ability of MG Holdings II’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indentures governing the 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indentures governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, and our ability to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
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
On or after the respective exchangeable dates noted in the table above, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their Exchangeable Notes regardless of the foregoing conditions. Upon exchange, the Company, in its sole discretion, has the option to settle the Exchangeable Notes with any of the three following alternatives: (1) shares of the Company’s common stock, (2) cash or (3) a combination of cash and shares of the Company's common stock. It is the Company’s intention to settle the Exchangeable Notes with cash equal to the face amount of the notes upon exchange; any shares issued in further settlement of the notes would be offset by shares received upon exercise of the Exchangeable Note Hedges (described below).
The Company’s 2022 Exchangeable Notes were exchangeable as of September 30, 2020; during the three and nine months ended September 30, 2020, no notes were exchanged. Any dilution arising from the 2022 Exchangeable Notes would be mitigated by the 2022 Exchangeable Notes Hedge. The Company’s 2026 and 2030 Exchangeable Notes were not exchangeable as of September 30, 2020, however, their if-converted value exceeds their respective principal amount.
The following table presents the if-converted value that exceeded the principal of each note based on the Company’s stock price September 30, 2020 and December 31, 2019, respectively. The amounts for September 30, 2020 represent the exchange occurring under the Match Group terms and for December 31, 2019 represent the exchange occurring under Former IAC terms.

	September 30, 2020	December 31, 2019

	(In millions)
2022 Exchangeable Notes	$784.2	$329.6
2026 Exchangeable Notes	$152.0	N/A
2030 Exchangeable Notes	$180.5	N/A
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables sets forth the components of the Exchangeable Notes:

	September 30, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Liability component:
Principal	$517,500	$575,000	$575,000
Less: unamortized original issue discount	30,204	116,207	171,912
Net carrying value of the liability component	$487,296	$458,793	$403,088

Equity component	$70,363	$138,796	$189,213

	December 31, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Liability component:
Principal	$517,500	$575,000	$575,000
Less: unamortized original issue discount	40,768	129,037	181,800
Net carrying value of the liability component	$476,732	$445,963	$393,200

Equity component	$70,363	$138,796	$189,213
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended September 30, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,132	$1,257	$2,875
Amortization of original issue discount	3,575	4,378	3,369
Amortization of debt issuance costs	885	332	183
Total interest expense recognized	$5,592	$5,967	$6,427

	Nine Months Ended September 30, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$3,396	$3,773	$8,625
Amortization of original issue discount	10,564	12,830	9,888
Amortization of debt issuance costs	2,615	972	537
Total interest expense recognized	$16,575	$17,575	$19,050

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,132	$1,258	$2,875
Amortization of original issue discount	3,006	4,109	3,124
Amortization of debt issuance costs	375	294	148
Total interest expense recognized	$4,513	$5,661	$6,147

	Nine Months Ended September 30, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$3,396	$1,705	$3,897
Amortization of original issue discount	9,765	5,608	4,270
Amortization of debt issuance costs	2,117	425	233
Total interest expense recognized	$15,278	$7,738	$8,400
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

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Hedge	11.8	$43.99
2026 Exchangeable Notes Hedge	6.6	$87.52
2030 Exchangeable Notes Hedge	6.8	$84.22

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Warrants	11.8	$68.22
2026 Exchangeable Notes Warrants	6.6	$134.76
2030 Exchangeable Notes Warrants	6.8	$134.82
______________________
(a)Subject to adjustment upon the occurrence of specified events.
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings.

Three Months Ended September 30, 2020
Accumulated Other Comprehensive (Loss) Income

Balance at July 1	$(124,312)
Other comprehensive income	16,205
Amounts reclassified to earnings	(4)
Net current period other comprehensive income	16,201
Balance at September 30	$(108,111)

Three Months Ended September 30, 2019
Accumulated Other Comprehensive Loss
(In thousands)
Balance at July 1	$(125,705)
Other comprehensive loss	(18,389)
Net period other comprehensive loss	(18,389)
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	(510)
Balance at September 30	$(144,604)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2020
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(136,349)	$—	$(136,349)
Other comprehensive income (loss) before reclassifications	13,998	(1)	13,997
Amounts reclassified to earnings	(168)	—	(168)
Net current period other comprehensive income (loss)	13,830	(1)	13,829
Allocation of accumulated other comprehensive income related to the noncontrolling interests	628	—	628
Separation of IAC	13,780	1	13,781
Balance at September 30	$(108,111)	$—	$(108,111)

	Nine Months Ended September 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(128,726)	$4	$(128,722)
Other comprehensive loss	(16,299)	(4)	(16,303)
Net period other comprehensive loss	(16,299)	(4)	(16,303)
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	421	—	421
Balance at September 30	$(144,604)	$—	$(144,604)
At both September 30, 2020 and 2019, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7—EARNINGS PER SHARE
As a result of the Separation, weighted average basic and dilutive shares outstanding for all periods prior to the Separation reflect the share position of Former IAC multiplied by the Separation exchange ratio of 2.1584. The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended September 30,
	2020		2019
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$131,487	$131,487	$137,791	$137,791
Net loss (earnings) attributable to noncontrolling interests	586	586	(29,317)	(29,317)
Impact from subsidiaries’ dilutive securities of continuing operations(a)	—	(395)	—	(7,334)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$132,073	$131,678	$108,474	$101,140

Earnings from discontinued operations, net of tax	$508	$508	$21,981	$21,981
Net earnings attributable to noncontrolling interests of discontinued operations	—	—	(1,911)	(1,911)
Impact from subsidiaries’ dilutive securities of discontinued operations(a)	—	—	—	(8)
Net earnings from discontinued operations attributable to shareholders	$508	$508	$20,070	$20,062
Net earnings attributable to Match Group, Inc. shareholders	$132,581	$132,186	$128,544	$121,202

Denominator
Weighted average basic shares outstanding	260,744	260,744	182,154	182,154
Dilutive securities(a)(b)(c)(d)	—	29,206	—	10,997
Denominator for earnings per share—weighted average shares(a)(b)(c)(d)	260,744	289,950	182,154	193,151

Earnings per share:
Earnings per share from continuing operations	$0.51	$0.45	$0.60	$0.52
Earnings per share from discontinued operations, net of tax	$—	$—	$0.11	$0.10
Earnings per share attributable to Match Group, Inc. shareholders	$0.51	$0.46	$0.71	$0.63

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2020		2019
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$413,732	$413,732	$374,699	$374,699
Net earnings attributable to noncontrolling interests	(59,999)	(59,999)	(78,124)	(78,124)
Impact from subsidiaries’ dilutive securities of continuing operations(a)	—	(9,823)	—	(20,107)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$353,733	$343,910	$296,575	$276,468

(Loss) earnings from discontinued operations, net of tax	$(366,070)	$(366,070)	$44,849	$44,849
Net loss (earnings) attributable to noncontrolling interests of discontinued operations	319	319	(10,718)	(10,718)
Impact from subsidiaries’ dilutive securities of discontinued operations(a)	$—	$(240)	$—	$(67)
Net (loss) earnings from discontinued operations attributable to shareholders	(365,751)	(365,991)	34,131	34,064
Net (loss) earnings attributable to Match Group, Inc. shareholders	$(12,018)	$(22,081)	$330,706	$310,532

Denominator
Weighted average basic shares outstanding	209,113	209,113	181,624	181,624
Dilutive securities(a)(b)(c)(d)	—	16,286	—	12,516
Denominator for earnings per share—weighted average shares(a)(b)(c)(d)	209,113	225,399	181,624	194,140

Earnings per share:
Earnings per share from continuing operations	$1.69	$1.53	$1.63	$1.42
(Loss) earnings per share from discontinued operations, net of tax	$(1.75)	$(1.62)	$0.19	$0.18
(Loss) earnings per share attributable to Match Group, Inc. shareholders	$(0.06)	$(0.10)	$1.82	$1.60
______________________
(a)Former IAC had the option to settle certain Former Match Group and ANGI Homeservices (“ANGI”) stock-based awards with Former IAC shares. For the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, it was more dilutive for Former Match Group to settle certain Former Match Group equity awards and ANGI to settle certain ANGI equity awards.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity; exchange of the Company's Exchangeable Notes; and vesting of restricted stock units. For both the three and nine months ended September 30, 2020, 13.4 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2019, 16.7 million and 24.2 million, respectively, potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(c)Market-based awards and performance-based stock options (“PSOs”) and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards, PSOs, and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards, PSOs, and PSUs is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2020, 0.3 million shares underlying market-based awards, PSOs, and PSUs, and for both the three and nine months ended September 30, 2019, 0.7 million shares underlying market-based awards, PSOs, and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
(d)It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; therefore, the Exchangeable Notes are only dilutive for periods after the Separation during which the average price of Match Group’s common stock exceeded the approximate $43.99, $87.52 and $84.22 per share exchange price per $1,000 principal amount of the 2022 Exchangeable Notes, the 2026 Exchangeable Notes, and the 2030 Exchangeable Notes, respectively. The average price of Match Group’s common stock was $105.90 for the three months ended September 30, 2020 and the dilutive impact of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes was 6.9 million, 1.1 million, and 1.4 million shares, respectively. As a result of the Separation, the dilutive impact for the nine months ended September 30, 2020 was determined by calculating the dilutive impact for the period prior to the Separation using the Former IAC average price and for the period after the Separation using the Match Group average price. The resulting dilutive impact for each period was then weighted proportionally. For periods prior to the Separation, the Company determined the dilutive impact of the Exchangeable Notes when the average price of Former IAC common stock exceeded the approximately $152.18, $302.77 and $291.35 per share exchange price per $1,000 principal amount of the 2022 Exchangeable Notes, the 2026 Exchangeable Notes, and the 2030 Exchangeable Notes, respectively. The average price of Former IAC’s common stock was $235.09 for the six months ended June 30, 2020. For the nine months ended September 30, 2020, weighting the respective periods on a quarterly basis, the dilutive impact for the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes was 4.0 million, 0.4 million, and 0.5 million shares, respectively.
For the three and nine months ended September 30, 2019, the average price of Former IAC’s common stock was $238.90 and $223.32, respectively, and the dilutive impact of the 2022 Exchangeable Notes, which was the only series of Exchangeable Notes that was dilutive for those periods, was 2.7 million and 2.3 million shares, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018

	(In thousands)
Cash and cash equivalents	$398,884	$465,676	$366,447	$186,947
Restricted cash included in other current assets	132	127	125	193
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	2,674,146	2,581,178	1,946,125
Restricted cash included in non-current assets of discontinued operations	—	409	403	420
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$399,016	$3,140,358	$2,948,153	$2,133,685

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
Tinder Optionholder Litigation against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On July 13, 2020, the four former plaintiffs filed arbitration demands asserting the same valuation claims and on September 3, 2020, the four arbitrations were consolidated. On August 14, 2020, the defendants filed a motion to stay the trial in the New York case until the related arbitrations have been decided, which motion has been fully briefed.
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
Document discovery in the case is substantially complete; deposition discovery has resumed after a temporary pause due to the COVID-19 pandemic. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. We believe that the allegations against Former Match Group and Match Group in this lawsuit are without merit and will continue to defend vigorously against it. On September 20, 2020, Justice Joel M. Cohen was appointed to the New York case to fill the vacancy created when Justice Saliann Scarpula was appointed to the Appellate Division, First Department.
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
On September 25, 2019, the FTC filed a lawsuit in the Northern District of Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19-cv-02281-K (N.D. Tex.). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com told non-paying users that other users were trying to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its former six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 17, 2019, the Company filed a motion to dismiss the complaint. The FTC opposed the motion. On April 22, 2020, the court stayed the case pending a ruling on the motion to dismiss, which remains pending. On

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
July 17, 2020, the Company filed a motion for leave to request a stay until the United States Supreme Court issues a decision in Fed. Trade Comm’n v. Credit Bureau Ctr., in which it granted certiorari on July 9, 2020. The Company filed a motion to stay, which was fully briefed on September 29, 2020. The court granted the motion on October 9, 2020.
On September 26, 2019, the Company received a grand-jury subpoena from the DOJ for documents relating to certain of the marketing-related claims in the FTC’s complaint. The Company has cooperated with the DOJ in responding to its subpoena. On September 2, 2020, the DOJ informed the Company that it was releasing it from the subpoena and that it was no longer conducting an investigation into any areas or practices covered by the subpoena.
We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
NOTE 10—RELATED PARTY TRANSACTIONS
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
In addition to the agreements entered into at the time of the Separation, Match Group leases office space to IAC in a building owned by the Company in Los Angeles. Match Group also leases office space from IAC in New York City on a month-to-month basis, which the Company expects to terminate in the first half of 2021. For the three and nine months ended September 30, 2020, the Company received less than $0.1 million from IAC pursuant to the Los Angeles lease and the Company paid $0.5 million to IAC pursuant to the New York City lease.
Match Group has a payable to IAC of less than $0.1 million as of September 30, 2020.
In July 2020, in connection with the Separation, the sale of 17.3 million newly issued shares of Match Group common stock was completed by IAC. The proceeds of $1.4 billion, net of associated fees, were transferred directly to IAC pursuant to the terms of the Transaction Agreement.
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
Under the tax matters agreement, as of September 30, 2020, Match Group is obligated to remit to IAC $1.9 million of expected state tax refunds relating to tax years prior to the Separation. This obligation is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. Additionally, IAC is obligated to indemnify Match Group for IAC’s share of tax liabilities related to various periods prior to the Separation. At September 30, 2020, a receivable of $2.0 million is included in “Other current assets” in the accompanying consolidated balance sheet representing an estimate of the amount that Match Group is

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
expected to be indemnified under this arrangement. At September 30, 2020, Match Group has an indemnification asset of $0.6 million included in “Other non-current assets” in the accompanying consolidated balance sheet for uncertain tax positions that related to Former IAC prior to the Separation.
For the three and nine months ended September 30, 2020, the Company paid IAC $20.9 million pursuant to the tax matters agreement related to income tax refunds received by the Company. Additionally, the Company received $0.5 million from IAC under the tax matters agreement.
Transition Services Agreement
Pursuant to the transition services agreement, IAC continues to provides certain services to Match Group that Former IAC had historically provided to Former Match Group. Match Group also provides certain services to IAC that Former Match Group previously provided to Former IAC. The transition services agreement also provides that Match Group and IAC will make efforts to replace, amend, or divide certain joint contracts with third-parties relating to services or products used by both Match Group and IAC. Match Group and IAC also agreed to continue sharing certain services provided pursuant to certain third-party vendor contracts that were not replaced, amended, or divided prior to closing of the Separation.
For the three and nine months ended September 30, 2020, the Company paid IAC $0.2 million related to services provided by IAC under the transitions services agreement. Additionally, the Company received $2.4 million from IAC for services provided under the transitions services agreement.
Employee Matters Agreement
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
For the three and nine months ended September 30, 2020, the Company paid IAC $1.3 million for the cost of IAC equity awards held by the Company’s employees upon vesting. Additionally, the Company paid IAC $8.7 million for health and welfare plans and 401(k) plan, inclusive of employee contributions to both.
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
In July 2020, in connection with the Separation, the sale of 17.3 million newly issued shares of Match Group common stock was completed by IAC. The proceeds of $1.4 billion, net of associated fees, were transferred directly to IAC pursuant to the terms of the Transaction Agreement.
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
Long-term debt:
•Credit Facility - The revolving credit facility of Match Group Holdings II, LLC (“MG Holdings II”), an indirect wholly-owned subsidiary of the Company. As of December 31, 2019, $500 million was available under the Credit Facility. On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125%, and extend its maturity from December 7, 2023 to February 13, 2025. As of September 30, 2020, the Company had letters of credit of $0.2 million outstanding and therefore $749.8 million was available under the Credit Facility.
•Term Loan - MG Holdings II’s term loan. At December 31, 2019, the Term Loan bore interest at LIBOR plus 2.50% and the then applicable rate was 4.44%. On February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity from November 16, 2022 to February 13, 2027. As of September 30, 2020, the current rate was 2.00% and $425 million was outstanding.
•6.375% Senior Notes - MG Holdings II’s 6.375% Senior Notes, which were redeemed on June 11, 2020 with the proceeds from the 4.625% Senior Notes.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of September 30, 2020, $450 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of September 30, 2020, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. The proceeds were used to pay expenses associated with the offering and fund a portion of the $3.00 per common share of Former Match Group that was payable in connection with the Separation. As of September 30, 2020, $500 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, commencing on December 1, 2020, which were issued on May 19, 2020. The proceeds were used to redeem the outstanding 6.375% Senior Notes, for general corporate purposes, and to pay expenses associated with the offering. As of September 30, 2020, $500 million aggregate principal amount was outstanding.

•2022 Exchangeable Notes - During the third quarter of 2017, Match Group FinanceCo, Inc., a subsidiary of the Company, issued $517.5 million aggregate principal amount of 0.875% Exchangeable Senior Notes due October 1, 2022, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. The outstanding balance of the 2022 Exchangeable Notes as of September 30, 2020 was $517.5 million.
•2026 Exchangeable Notes - During the second quarter of 2019, Match Group FinanceCo 2, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 0.875% Exchangeable Senior Notes due June 15, 2026, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. The outstanding balance of the 2026 Exchangeable Notes as of September 30, 2020 was $575 million.
•2030 Exchangeable Notes - During the second quarter of 2019, Match Group FinanceCo 3, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 2.00% Exchangeable Senior Notes due January 15, 2030, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. The outstanding balance of the 2030 Exchangeable Notes as of September 30, 2020 was $575 million.
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
Third Quarter and Year-to-Date September 30, 2020 Consolidated Results
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, revenue, operating income and Adjusted EBITDA grew 18%, 14%, and 21%, respectively, primarily due to subscriber growth at Tinder, Hinge, Pairs, and PlentyOfFish, as well as the growth of à la carte features primarily at Tinder and PlentyOfFish. Operating income and Adjusted EBITDA were impacted by higher cost of revenue expense as a percentage of revenue due primarily to a higher percentage of revenue being sourced from app stores with in-app purchase fees, partially offset by lower selling and marketing expense as a percentage of revenue. Operating income was further impacted by higher stock-based compensation expense as a percentage of revenue primarily due to a modification charge recorded in 2020.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, revenue, operating income, and Adjusted EBITDA grew 16%, 15%, and 16%, respectively, primarily due to the factors described above in the three-month discussion.

Results of Operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019

	(In thousands, except ARPU)
Direct Revenue:
North America	$321,806	$52,943	20%	$268,863	$869,471	$111,336	15%	$758,135
International	306,460	44,374	17%	262,086	840,360	126,284	18%	714,076
Total Direct Revenue	628,266	97,317	18%	530,949	1,709,831	237,620	16%	1,472,211
Indirect Revenue	11,504	960	9%	10,544	30,031	(1,849)	(6)%	31,880
Total Revenue	$639,770	$98,277	18%	$541,493	$1,739,862	$235,771	16%	$1,504,091

Percentage of Total Revenue:
Direct Revenue:
North America	50%			50%	50%			50%
International	48%			48%	48%			48%
Total Direct Revenue	98%			98%	98%			98%
Indirect Revenue	2%			2%	2%			2%
Total Revenue	100%			100%	100%			100%

Average Subscribers:
North America	5,112	417	9%	4,695	4,796	270	6%	4,526
International	5,684	767	16%	4,917	5,463	884	19%	4,579
Total	10,796	1,184	12%	9,612	10,259	1,154	13%	9,105

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.66		8%	$0.62	$0.65		7%	$0.61
International	$0.58		1%	$0.57	$0.55		(1)%	$0.56
Total	$0.62	$0.03	4%	$0.59	$0.60	$0.02	2%	$0.58
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
North America Direct Revenue grew $52.9 million, or 20%, in 2020 versus 2019, driven by 9% growth in Average Subscribers, 8% growth in ARPU, and growth in non-subscriber revenue from one-to-many video revenue at PlentyOfFish. International Direct Revenue grew $44.4 million, or 17%, in 2020 versus 2019, driven by 16% growth in Average Subscribers.
Growth in North America Average Subscribers was primarily driven by Tinder, Hinge, BLK, and Chispa. Growth in International Average Subscribers was primarily driven by Tinder, with several other brands also contributing, including Pairs, Meetic, and Hinge. North America ARPU increased primarily due to pricing optimization at Hinge and increased purchases of à la carte features at Tinder, Hinge, and PlentyOfFish. International ARPU increased primarily due to a higher percentage of subscribers from Pairs, which has higher ARPU than other brands, and impacts of foreign exchange rates, partially offset by a mix-shift to lower subscription tiers at Tinder.
Indirect Revenue increased primarily due to higher ad impressions at Tinder.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
International Direct Revenue grew $126.3 million, or 18%, in 2020 versus 2019, driven by 19% growth in Average Subscribers, partially offset by a decline in ARPU. North America Direct Revenue grew $111.3 million, or 15%, in 2020 versus 2019, driven by 6% growth in Average Subscribers, 7% growth in ARPU, and growth in non-subscriber revenue from one-to-many video revenue at PlentyOfFish.
The changes in Average Subscribers and ARPU are primarily due to the factors described above in the three-month discussion.
Indirect revenue decreased primarily due to lower ad impressions.
Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Cost of revenue	$169,823	$31,598	23%	$138,225
Percentage of revenue	27%			26%
Cost of revenue increased primarily due to an increase in in-app purchase fees of $17.5 million, as revenue continues to be increasingly sourced through mobile app stores; an increase of $6.2 million in partner related costs associated with our one-to-many video streaming; an increase in web operations of $6.0 million, primarily representing SMS authentication and hosting fees; and an increase in compensation expense of $1.3 million related to increased customer care costs at various brands.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Cost of revenue	$462,570	$77,456	20%	$385,114
Percentage of revenue	27%			26%
The changes are primarily due to the factors described above in the three-month discussion.
Selling and marketing expense
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Selling and marketing expense	$129,859	$16,278	14%	$113,581
Percentage of revenue	20%			21%
Selling and marketing expense increased primarily due to higher marketing spend at multiple brands prompted by the availability of lower marketing rates during the current year period, and an increase in compensation expense of $2.2 million.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Selling and marketing expense	$345,150	$18,018	6%	$327,132
Percentage of revenue	20%			22%
The changes are primarily due to the factors described above in the three-month discussion.
General and administrative expense
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
General and administrative expense	$88,961	$20,293	30%	$68,668
Percentage of revenue	14%			13%
General and administrative expense increased primarily due to an increase in compensation of $21.8 million primarily related to a modification charge to stock-based compensation expense and an increase in headcount, partially offset by a decrease in travel expenditures.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
General and administrative expense	$236,484	$49,349	26%	$187,135
Percentage of revenue	14%			12%
General and administrative expense increased primarily due to an increase in compensation of $33.9 million primarily related to an increase in headcount and an increase in stock-based compensation expense resulting from a modification charge, an increase in legal fees of $5.3 million, and an increase of $4.8 million related to non-income taxes, partially offset by a decrease in travel expenditures.
Product development expense
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Product development expense	$39,280	$2,671	7%	$36,609
Percentage of revenue	6%			7%
Product development expense increased primarily due to an increase in compensation expense of $4.0 million, primarily due to an increase in headcount at several brands, including Tinder, partially offset by a decrease in travel expenditures.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Product development expense	$124,979	$11,416	10%	$113,563
Percentage of revenue	7%			8%
The changes are primarily due to the factors described above in the three-month discussion.
Depreciation
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Depreciation	$11,221	$2,688	32%	$8,533
Percentage of revenue	2%			2%
Depreciation increased primarily due to an increase in internally developed software placed in service.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Depreciation	$30,284	$4,706	18%	$25,578
Percentage of revenue	2%			2%
Depreciation increased primarily due to the factors described above in the three-month discussion.
Operating income and Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019

	(Dollars in thousands)
Operating income	$200,167	$24,931	14%	$175,236	$533,133	$69,028	15%	$464,105
Percentage of revenue	31%			32%	31%			31%

Adjusted EBITDA	$249,182	$43,967	21%	$205,215	$651,326	$89,362	16%	$561,964
Percentage of revenue	39%			38%	37%			37%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Principles of Financial Reporting.”
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
Operating income and Adjusted EBITDA increased 14% and 21%, respectively, primarily driven by revenue growth at multiple brands and lower selling and marketing expense as a percentage of revenue, partially offset by higher cost of revenue, due to higher in-app purchase fees, as revenue is increasingly sourced through mobile app stores, and increased web operation costs. Operating income was further impacted by higher stock-based compensation expense due to a modification charge recorded in 2020.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Operating income and Adjusted EBITDA increased 15% and 16%, respectively, primarily due to the factors described above in the three-month discussion.
At September 30, 2020, there was $160.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
Interest expense
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Interest expense	$43,189	$4,196	11%	$38,993
Interest expense increased primarily due to the issuance of the 4.125% Senior Notes on February 11, 2020 and the issuance of the 4.625% Senior Notes on May 19, 2020. Partially offsetting these increases were decreases due to the redemption of the 6.375% Senior Notes during the 2020 period and a lower LIBOR rate on the Term Loan in the current year period.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Interest expense	$131,485	$31,495	31%	$99,990
Interest expense increased primarily due to the factors described above in the three-month discussion. Additionally, the 2026 and 2030 Senior Exchangeable Notes were outstanding for the entire 2020 period.
Other (expense) income, net
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Other (expense) income, net	$(1,923)	$(4,711)	NM	$2,788
________________________
NM = not meaningful
Other expense, net, in 2020 includes foreign currency losses of $1.3 million.
Other income, net, in 2019 includes income of $1.8 million in net foreign currency exchange gains due primarily to a strengthening of the Euro relative to GBP during the three months ended September 30, 2019 and interest income of $1.3 million.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Other income, net	$19,341	$15,503	404%	$3,838
Other income, net, in 2020 includes a legal settlement of $35.0 million, foreign currency gains of $1.4 million, and interest income of $2.5 million, partially offset by a loss on redemption of bonds of $16.5 million.
Other income, net, in 2019 includes income of $1.9 million in net foreign currency gains due primarily to a strengthening of the Euro relative to GBP in the period, and interest income of $3.0 million, partially offset by expense of $1.3 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Income tax (provision) benefit
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Income tax provision	$(23,568)	$(22,328)	NM	$(1,240)
Effective income tax rate	15%			1%
The income tax provisions in 2020 and 2019 are reduced by (i) excess tax benefits generated from the exercise and vesting of stock-based awards and (ii) research tax credits.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Income tax (provision) benefit	$(7,257)	$(14,003)	NM	$6,746
Effective income tax rate	2%			NM
The income tax provision in 2020 and the income tax benefit, despite pre-tax income, in 2019, are primarily due to excess tax benefits generated from the exercise and vesting of stock-based awards. In 2020, this benefit was partially offset by an increase in the valuation allowance for foreign tax credits.
For further details of income tax matters see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Related party transactions
For discussions of related party transactions see “Note 10—Related Party Transactions” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Net earnings (loss) attributable to Match Group, Inc. shareholders	$132,581	$128,544	$(12,018)	$330,706
Add back:
Net (loss) earnings attributable to noncontrolling interests	(586)	31,228	59,680	88,842
(Earnings) loss from discontinued operations, net of tax	(508)	(21,981)	366,070	(44,849)
Income tax provision (benefit)	23,568	1,240	7,257	(6,746)
Other expense (income), net	1,923	(2,788)	(19,341)	(3,838)
Interest expense	43,189	38,993	131,485	99,990
Operating Income	200,167	175,236	533,133	464,105
Stock-based compensation expense	37,335	20,805	80,647	70,817
Depreciation	11,221	8,533	30,284	25,578
Amortization of intangibles	459	641	7,262	1,464
Adjusted EBITDA	$249,182	$205,215	$651,326	$561,964
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

The following table presents the impact of foreign exchange on total revenue, ARPU, and International ARPU for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively:

	Three Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands, except ARPU)
Revenue, as reported	$639,770	$98,277	18%	$541,493
Foreign exchange effects	(3,085)
Revenue excluding foreign exchange effects	$636,685	$95,192	18%	$541,493

(Percentage change calculated using non-rounded numbers, rounding differences may occur)
ARPU, as reported	$0.62		4%	$0.59
Foreign exchange effects	—
ARPU, excluding foreign exchange effects	$0.62		4%	$0.59

International ARPU, as reported	$0.58		1%	$0.57
Foreign exchange effects	(0.01)
International ARPU, excluding foreign exchange effects	$0.57		—%	$0.57

	Nine Months Ended September 30,
	2020	$ Change	% Change	2019

	(Dollars in thousands, except ARPU)
Revenue, as reported	$1,739,862	$235,771	16%	$1,504,091
Foreign exchange effects	16,370
Revenue excluding foreign exchange effects	$1,756,232	$252,141	17%	$1,504,091

(Percentage change calculated using non-rounded numbers, rounding differences may occur)
ARPU, as reported	$0.60		2%	$0.58
Foreign exchange effects	—
ARPU, excluding foreign exchange effects	$0.60		3%	$0.58

International ARPU, as reported	$0.55		(1)%	$0.56
Foreign exchange effects	0.01
International ARPU, excluding foreign exchange effects	$0.56		—%	$0.56

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2020	December 31, 2019

	(In thousands)
Cash and cash equivalents:
United States	$251,742	$322,267
All other countries	147,142	143,409
Total cash and cash equivalents	$398,884	$465,676

Long-term debt:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
6.375% Senior Notes	—	400,000
5.00% Senior Notes	450,000	450,000
4.625% Senior Notes	500,000	—
5.625% Senior Notes	350,000	350,000
4.125% Senior Notes	500,000	—
2022 Exchangeable Notes	517,500	517,500
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,892,500	3,292,500
Less: Unamortized original issue discount	324,551	357,887
Less: Unamortized debt issuance costs	46,857	44,987
Total long-term debt, net	$3,521,092	$2,889,626
Long-term Debt
For a detailed description of long-term debt, see “Note 5—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$518,845	$468,255
Net cash used in investing activities attributable to continuing operations	(3,912,134)	(32,961)
Net cash provided by financing activities attributable to continuing operations	1,711,971	732,333
2020
Net cash provided by operating activities attributable to continuing operations in 2020 includes adjustments to earnings of $80.6 million of stock-based compensation expense, $57.0 million of other adjustments, $30.3 million of depreciation, and $7.3 million for amortization of intangibles. Partially offsetting these adjustments was deferred income tax of $6.6 million primarily related to net operating loss created by the settlement of stock-based awards. Other adjustments include $33.3 million of amortization of original issuance discount related to the Exchangeable Senior Notes and $16.5 million of losses on the redemption of the Senior Notes. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $87.9 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2019 rather than in the first quarter of 2020, and an increase in revenue; and an increase from other assets of $26.1 million primarily due to a legal settlement. These changes were partially offset by an increase in deferred revenue of $26.9 million, due mainly to growth in subscription sales; an increase in accounts payable and other liabilities of $18.3 million due mainly to the timing of payments, including interest payments; and an increase from income taxes payable and receivable of $5.3 million primarily due to the receipt of an income tax refund, partially offset by payments of taxes during the year.
Net cash used in investing activities attributable to continuing operations in 2020 consists primarily of the net cash distributed to IAC related to the Separation of $3.9 billion, which includes $1.4 billion of net proceeds from the stock issuance in connection with the Separation, and capital expenditures of $32.4 million that are primarily related to internal development of software and computer hardware to support our products and services.
Net cash provided by financing activities attributable to continuing operations in 2020 is primarily due to proceeds of $1.4 billion from the stock offering in connection with the Separation, which were subsequently transferred to IAC as noted above, proceeds of $1.0 billion from the issuance of the 4.125% and 4.625% Senior Notes and borrowings under the Credit Facility of $20.0 million, partially offset by the redemption of $400.0 million of the 6.375% Senior Notes, payments of $212.0 million for withholding taxes paid on behalf of employees for net settled equity awards of both Former Match Group and Match Group, and purchases of treasury stock of Former Match Group of $132.9 million.
2019
Net cash provided by operating activities attributable to continuing operations in 2019 includes adjustments to earnings of $70.8 million of stock-based compensation expense, $25.6 million of depreciation and $22.9 million of other adjustments. Partially offsetting these adjustments was deferred income tax of $26.2 million primarily related to the net operating loss created by settlement of stock-based awards. Other adjustments include $22.4 million of Exchangeable Senior Note amortization of the original issuance discount. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $68.6 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019 and an increase in revenue. Partially offsetting this decrease was an increase in accounts payable and other liabilities of $45.7 million, due mainly to the timing of payments, including interest payments; and an increase in deferred revenue of $24.6 million, due mainly to growth in subscription sales.
Net cash used in investing activities attributable to continuing operations in 2019 consists primarily of capital expenditures of $30.3 million that are primarily related to internal development of software and computer hardware to support our products and services.
Net cash provided by financing activities attributable to continuing operations in 2019 is primarily due to proceeds of $1.2 billion from the issuance of the 2026 and 2030 Exchangeable Notes; proceeds of $350.0 million from the issuance of the 5.625% Senior Notes; and proceeds of $40.0 million from borrowings under the Credit Facility. Partially offsetting these proceeds were cash payments of $300.0 million for the repayment of borrowings under the Credit Facility; purchases of treasury stock of Former Match Group of $175.7 million; $167.2 million for withholding taxes paid on behalf of employees for net settled equity awards of Former Match Group; and $136.9 million used to pay the net premium on the 2026 and 2030 Exchangeable Notes hedge and warrant transactions.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of September 30, 2020, $749.8 million was available under the Credit Facility that expires on February 13, 2025.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2020 capital expenditures will be between approximately $50 million and $55 million, an increase compared to 2019 capital expenditures, primarily related to building improvements as Tinder expands office space and additional capitalized software cost.
As of September 30, 2020, all of the Company’s international cash can be repatriated without significant tax consequences.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments or to provide for greater financial flexibility. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total

	(In thousands)
Long-term debt(b)	$114,928	$746,327	$222,058	$3,742,296	$4,825,609
Operating leases(c)	14,353	21,415	14,307	46,565	96,640
Purchase obligation(d)	50,000	50,000	—	—	100,000
Total contractual obligations	$179,281	$817,742	$236,365	$3,788,861	$5,022,249
_______________________________________________________________________________
(a)The Company has excluded $37.6 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
(b)Represents contractual amounts due, including interest on both fixed and variable rate instruments. Long-term debt at September 30, 2020 consisted of the 5.00%, 5.625%, 4.125%, and 4.625% Senior Notes of $450 million, $350 million, $500 million, and $500 million, respectively, which bear interest at fixed rates; the 2022, 2026, and 2030 Exchangeable Notes of $518 million, $550 million, and $550 million, respectively, which bear interest at fixed rates; and the Term Loan balance of $425 million which bears interest at a variable rate. The Term Loan bears interest at LIBOR plus 1.75%, or 2.00% at September 30, 2020. The amount of interest ultimately paid on the Term Loan may differ based on changes in the interest rate and outstanding balance. For additional information on long-term debt, see “Note 5—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
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
We also had $0.2 million of letters of credit and surety bonds outstanding as of September 30, 2020 that could potentially require performance by the Company in the event of demands by third parties or certain contingent events.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.
At September 30, 2020, the Company’s outstanding long-term debt was $3.9 billion, of which $3.5 billion bears interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed rate debt will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $192.2 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $425 million Term Loan bears interest at a variable rate, of LIBOR plus 1.75%. As of September 30, 2020, the rate in effect was 2.00%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Term Loan would increase or decrease by $4.3 million, based upon the outstanding balance at September 30, 2020.
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
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. For the three and nine months ended September 30, 2020, the impact on revenue for all foreign currencies was favorable by $3.1 million and unfavorable by $16.4 million, respectively. The three month period ended September 30, 2020 was favorable compared to the comparable prior year period due to due to the strength of foreign currencies compared to the U.S. Dollar, while the nine month period ended September 30, 2020 was unfavorably impacted compared to the comparable prior year period due to the strength of the U.S. Dollar compared to the Euro and certain other currencies. For a reconciliation of Revenue excluding foreign exchange effects, see “Principles of Financial Reporting.”
Foreign currency exchange (losses) or gains included in the Company’s earnings for the three and nine months ended September 30, 2020 were $(1.3) million and $1.4 million, respectively. Foreign currency exchange gains for the three and nine months ended September 30, 2019 were $1.8 million and $1.9 million, respectively. Historically foreign currency exchange gains and losses have not been material to the Company and the Company has not hedged foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

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
In a related development, on June 19, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court issued an order granting final approval of a class-wide settlement, the terms of which are not material to the Company. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (U.S. District Court, Central District of California). On June 21, 2019, the Kim court entered judgment in accordance with its prior order. Because the approved settlement class in Kim subsumes the proposed settlement class in Candelore, the judgment in Kim would effectively render Candelore a single-plaintiff lawsuit. Accordingly, on July 11, 2019, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment to the U.S. Court of Appeals for the Ninth Circuit, which is fully briefed and awaiting a hearing for oral argument.
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
Tinder Optionholder Litigation Against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On July 13, 2020, the four former plaintiffs filed arbitration demands asserting the same valuation claims and on September 3, 2020, the four arbitrations were consolidated. On August 14, 2020, the defendants filed a motion to stay the trial in the New York case until the related arbitrations have been decided, which motion has been fully briefed.
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
On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs opposed the motion, which remains pending. On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized recording of conversations with company employees. On November 21, 2019, the defendants filed a second amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized destruction of company information and breach of his non-solicitation obligations. On the same day, Rad filed a revised consolidated motion to dismiss. On June 1, 2020, the court issued its decision, dismissing the request for damages, a claim for breach of contract occurring after Rad’s termination, and an unjust enrichment claim, but denying dismissal as to all other claims.
Document discovery in the case is substantially complete; deposition discovery resumed after a temporary pause due to the COVID-19 pandemic. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. We believe that the allegations against Former Match Group and Match Group in this lawsuit are without merit and will continue to defend vigorously against it. On September 20, 2020,

Justice Joel M. Cohen was appointed to the New York case to fill the vacancy created when Justice Saliann Scarpula was appointed to the Appellate Division, First Department.
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
On September 25, 2019, the FTC filed a lawsuit in the Northern District of Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (N.D. Tex.). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com told non-paying users that other users were trying to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 17, 2019, the Company filed a motion to dismiss the complaint. The FTC opposed the motion. On April 22, 2020, the court stayed the case pending a ruling on the motion to dismiss, which remains pending. On July 17, 2020, the Company filed a motion for leave to request a stay until the United States Supreme Court issues a decision in Fed. Trade Comm’n v. Credit Bureau Ctr., in which it granted certiorari on July 9, 2020. The Company filed a motion to stay, which was fully briefed on September 29, 2020. The court granted the motion on October 9, 2020.
On September 26, 2019, the Company received a grand-jury subpoena from the DOJ for documents relating to certain of the marketing-related claims in the FTC’s complaint. The Company has cooperated with the DOJ in responding to its subpoena. On September 2, 2020, the DOJ informed the Company that it was releasing it from the subpoena and that it was no longer conducting an investigation into any areas or practices covered by the subpoena.
We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
Securities Class Action Lawsuit Against Former Match Group
On October 3, 2019, a Former Match Group shareholder filed a securities class action lawsuit in federal court in Texas against Former Match Group, its CEO, and its CFO, on behalf of a class of acquirers of Former Match Group securities between August 6, 2019 and September 25, 2019. See Phillip R. Crutchfield v. Match Group, Inc., Amanda W. Ginsberg, and Gary Swidler, No. 3:19-cv-02356-C (Northern District of Texas, Dallas Division). Invoking the allegations in the FTC lawsuit described above, the complaint alleges (i) that Defendants failed to disclose to investors that Former Match Group induced customers to buy and upgrade subscriptions using misleading advertisements, that Former Match Group made it difficult for customers to cancel their subscriptions, and that, as a result, Former Match Group was likely to be subject to regulatory scrutiny; (ii) that Former Match Group lacked adequate disclosure controls and procedures; and (iii) that, as a result of the foregoing, Defendants’ positive statements about Former Match Group’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. On January 6, 2020, the court approved a stipulation appointing two lead plaintiffs as well as co-lead counsel. On April 14, 2020, Plaintiffs filed their amended complaint. Former Match Group filed a motion to dismiss on June 12, 2020. Plaintiff’s response was filed on August 26, 2020, and Former Match Group filed its reply on September 25, 2020. We believe that the allegations in this lawsuit are without merit and will defend vigorously against them.

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
Newman Derivative and Stockholder Class Action Regarding Separation Transaction
On June 24, 2020, a Former Match Group shareholder filed a complaint in Delaware Court of Chancery against Former Match Group and its board of directors, as well as Match Group, IAC Holdings, Inc., and Barry Diller seeking to recover unspecified monetary damages on behalf of the Company and directly as a result of his ownership of Former Match Group stock in relation to the separation of Former Match Group from its former majority shareholder, Match Group. See David Newman et al. v. IAC/Interactive Corp. et al., C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). The complaint alleges that that the special committee established by Former Match Group’s board of directors to negotiate with Match Group regarding the separation transaction was not sufficiently independent of control from Match Group and Mr. Diller and that Former Match Group board members failed to adequately protect Former Match Group’s interest in negotiating the separation transaction, which resulted in a transaction that was unfair to Former Match Group and its shareholders. The Defendants’ filed their motions to dismiss on September 24, 2020. Plaintiff’s answering brief is due on November 17, 2020. We believe that the allegations in this lawsuit are without merit and will defend vigorously against it.
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
Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part II “Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the quarter ended June 30, 2020, which, because of the changes to our business resulting from the separation of Match Group from IAC, includes a full restatement of our risk factors and updates and replaces the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition, and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report. Match Group does not undertake to update these forward-looking statements.
We are including the following revised risk factors, which supersede the corresponding risk factors disclosed in our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2020 and should be read in conjunction with Part II “Item 1A. Risk Factors” of such quarterly report on Form 10-Q:
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
We rely on the Apple App Store and the Google Play Store to distribute our mobile applications and related in-app products. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features via our mobile applications are required to be processed through the in-app payment systems provided by Apple and Google. Due to these requirements, we pay Apple and Google, as applicable, a meaningful share (generally 30%) of the revenue we receive from these transactions. While we are constantly innovating on and creating our own payment systems and methods, given the ever increasing distribution of our dating products through app stores and the strict requirements to use the in-app payments systems tied into Apple’s and Google’s distribution services, we may need to offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected. On September 28, 2020, Google announced that it would require all developers to process purchases of subscriptions and features entirely through their in-app payment system beginning on September 30, 2021. To date, Google has not enforced such a requirement, but if Google were to do so, our business, financial condition and results of operations would be adversely affected.
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
The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide our services could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities. For example, the United Kingdom published proposed legislation, which would establish a new regulatory body to establish duties of care for internet companies and to assess compliance with these duties of care. Under the proposed law, failure to comply could result in fines, blocking of services and personal liability for senior management. In the United States, governmental authorities, elected officials, and political candidates have called for amendments to Section 230 of the Communications Decency Act that would purport to limit or remove protections afforded interactive computer service providers. Proposed legislation includes the EARN IT Act, the PACT Act, the BAD ADS Act and others. Similar proposed legislation in the EU, currently known as the Digital Services Act, also intends to limit or remove protections afforded technology platforms under the e-Commerce Directive. To the extent such new or more stringent measures are required to be implemented, or existing protections are limited or removed, our business, financial condition and results of operations could be adversely affected.
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
Concerns about harms and the use of dating products and social networking platforms for illegal conduct, such as romance scams, promotion of false or inaccurate information, financial fraud, and sex-trafficking, have produced and could continue to produce future legislation or other governmental action. For example, in January 2020, the Committee on Oversight Subcommittee on Economic and Consumer Policy of the U.S. House of Representatives launched an investigation into the online dating industry’s user safety policies, including certain practices of Match Group’s businesses relating to the identification and removal of registered sex offenders and underage individuals from our platforms. The EU and the United Kingdom are also considering new legislation on this topic, with the United Kingdom having released its Online Harms White Paper and the EU contemplating introducing proposed legislation, currently referred to as the Digital Services Act, which in each case, would expose platforms to similar or more expansive liability. In the United States, government authorities, elected officials, and political candidates have called for amendments to Section 230 of the Communications Decency Act that would purport to limit or remove protections afforded interactive computer service providers. Proposed legislation includes the EARN IT Act, the PACT Act, the BAD ADS Act and others. Similar proposed legislation in the EU, currently known as the Digital Services Act, also intends to limit or remove protections afforded technology platforms under the e-Commerce Directive. If these proposed laws are passed, or if future legislation or governmental action is proposed or taken to address concerns regarding such harms, changes could be required to our products that could restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2020.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2020.

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

November 6, 2020	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Operating Officer and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Operating Officer and Chief Financial Officer	November 6, 2020
Gary Swidler