Form 10-K
period 2020-12-31
Match Group, Inc.
filed 2021-02-25
CIK 891103

As filed with the Securities and Exchange Commission on February 25, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-34148

Match Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2712887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8750 North Central Expressway, Suite 1400, Dallas, Texas 75231
(Address of Registrant’s principal executive offices and zip code)
(214) 576-9352
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001	MTCH	The Nasdaq Global Market LLC
(Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☑  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of February 22, 2021, there were 268,971,789 shares of common stock outstanding.
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $25,004,429,888. For the purpose of the foregoing calculation only, shares held by all directors and executive officers of the registrant are assumed to be held by affiliates of the registrant.
Documents Incorporated By Reference:
Portions of Part III of this Annual Report are incorporated by reference to the Registrant’s proxy statement for its 2021 Annual Meeting of Stockholders.

Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Match Group’s future financial performance, Match Group’s business prospects and strategy, anticipated trends and prospects in the industries in which Match Group’s businesses operate and other similar matters. These forward-looking statements are based on Match Group management’s current expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: the risk factors set forth in “Item 1A—Risk Factors.” Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this annual report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this annual report. Match Group does not undertake to update these forward-looking statements.

PART I

Item 1. Business
Who we are
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
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries after the completion of the Separation (defined below), unless the context indicates otherwise.
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

The following diagram illustrates the simplified organizational and ownership structure of IAC and Match Group immediately after the Separation.

ANGI Stockholders (other than IAC)
IAC Stockholders
IAC
ANGI
Businesses of Former IAC
Match Group Stockholders (previously Former IAC and Former Match Group Stockholders)
Match Group, Inc.
Exchangeable Notes and related instruments
Match Group Holdings I, LLC
Match Group Holdings II, LLC (entity which Former Match Group merged with and into)

The Company was incorporated in 1986 in Delaware and underwent many name changes before becoming IAC/InterActiveCorp prior to the Separation described above. Former Match Group completed an initial public offering in 2015 and had operated as a stand-alone public company since that time. Upon the Separation described above, the Company changed its name to Match Group, Inc.
The business of creating meaningful connections
Our goal is to spark meaningful connections for users around the world. Consumers’ dating preferences vary significantly, influenced in part by demographics, geography, cultural norms, religion, and intent (for example, seeking casual dating or more serious relationships). As a result, the market for dating products is fragmented, and no single product has been able to effectively serve the dating category as a whole.
Prior to the proliferation of the internet and mobile devices, human connections traditionally were limited by social circles, geography, and time. People met through work colleagues, friends and family, in school, at church, at social gatherings, in bars and restaurants, or in other social settings. Today, the adoption of mobile technology and the internet has significantly expanded the ways in which people can build relationships, create new interactions, and develop meaningful connections. Additionally, the ongoing adoption of technology into more aspects of daily life continues to further erode biases and stigmas across the world that previously served as barriers to individuals using technology to help find and develop those connections.
We believe that dating products serve as a natural extension of the traditional means of meeting people and provide a number of benefits for their users, including:
•Expanded options: Dating products provide users access to a large pool of people they otherwise would not have a chance to meet.
•Efficiency: The search and matching features, as well as the profile information available on dating products, allow users to filter a large number of individuals in a short period of time, increasing the likelihood that users will make a connection with someone.

•More comfort and control: Compared to the traditional ways that people meet, dating products provide an environment that reduces the awkwardness around identifying and reaching out to new people who are interested in connecting. This leads to many people who would otherwise be passive participants in the dating process taking a more active role.
•Safely meet new people: Dating products can offer a safer way to contact new people for the first-time by limiting the amount of personal information exchanged and providing an opportunity to vet a new connection before meeting in person, including via video communication.
•Convenience: The nature of the internet and the proliferation of mobile devices allow users to connect with new people at any time, regardless of where they are.
Depending on a person’s circumstances at any given time, dating products can act as a supplement to, or substitute for, traditional means of meeting people. When selecting a dating product, we believe that users consider the following attributes:
•Brand recognition and scale: Brand is very important. Users generally associate strong dating brands with a higher likelihood of success and more tools to help the user date safely and securely. Generally, successful dating brands depend on large, active communities of users, strong algorithmic filtering technology, and awareness of successful usage among similar users.
•Successful experiences: Demonstrated success of other users attracts new users through word-of-mouth recommendations. Successful experiences also drive repeat usage.
•Community identification: Users typically look for dating products that offer a community or communities with which the user can relate. By selecting a dating product that is focused on a particular demographic, religion, geography, or intent, users can increase the likelihood that they will make a connection with someone with whom they identify.
•Product features and user experience: Users tend to gravitate towards dating products that offer features and user experiences that resonate with them, such as question-based matching algorithms, location-based features, or search capabilities. User experience is also driven by the type of user interface (for example, using our patented Swipe® technology versus scrolling), a particular mix of free and paid features, ease of use, privacy, and security. Users expect every interaction with a dating product to be seamless and intuitive.
Given varying consumer preferences, we have adopted a brand portfolio approach, through which we attempt to offer dating products that collectively appeal to the broadest spectrum of consumers. We believe that this approach maximizes our ability to capture additional users.
Our portfolio
Dating is a highly personal endeavor and consumers have a wide variety of preferences that determine what type of dating product they choose. As a result, our strategy focuses on a portfolio approach of various brands in order to reach a broad range of users. Many of our brands have a long legacy, while others emerged during the time when mobile devices proliferated. The following is a list of our key brands:
Tinder. Tinder, incubated at the Company, was launched in 2012 and has since risen to scale and popularity faster than any other product in the online dating category, growing to over 6.7 million average subscribers as of the fourth quarter of 2020. Tinder’s patented Swipe technology has led to significant adoption, particularly among 18 to 30 year-old users, who were previously underserved by the online dating category. Tinder employs a freemium model, through which users are allowed to enjoy many of the core features of Tinder for free, including limited use of the Swipe Right® feature with unlimited communication with other users. However, to enjoy premium features, such as unlimited use of the Swipe Right feature, a Tinder user must subscribe to one of several subscription offerings: Tinder Plus®, launched in early 2015; Tinder Gold™, which was launched in late summer 2017; or Tinder Platinum™, launched in late 2020. Tinder users and subscribers may also pay for certain premium features, such as Super Likes™ and Boosts, on a pay-per-use basis. In 2020, Tinder launched Face to Face, a one-to-one real time video feature allowing users to connect in a new way within the app.
Match. Match was launched in 1995 and helped create the online dating category with the ability to search profiles and receive algorithmic matches. Match remains the most recognized dating app for singles over age 35 in the United States. In 2020, Match introduced a softer paywall to allow limited free access to messaging and other features before requiring a subscription and also introduced a one-to-one real-time video feature. Additionally, Match offers its subscribers a higher level of service than most of our other brands, including access to date coaching services and profile reviews. Match is a brand that focuses on users with a higher level of intent to enter into a serious relationship and its product and marketing are designed to reinforce that purpose.
Meetic. Meetic, a leading European online dating brand based in France, was launched in 2001. Meetic is the most recognized dating app for singles over age 35 in Europe. Meetic is a brand that focuses on users with a higher level of intent to enter into a serious relationship and its product and marketing are designed to reinforce that purpose. In 2020, Meetic also launched a one-to-one real-time video feature.
OkCupid. OkCupid was launched in 2004 and has attracted users through a Q&A approach to the dating category. OkCupid relies on a freemium model and has a loyal, culturally progressive user base predominately located in larger metropolitan areas in English-speaking markets, with an increasing presence in other global markets such as India and Israel.
Hinge. Hinge was launched in 2012 and has grown to be a popular app for relationship-minded individuals, particularly among the millennial and younger generations, in the United States and the United Kingdom. Hinge is a mobile-only experience and employs a freemium model. Hinge focuses on users with a higher level of intent to enter into a serious relationship and its product is designed to reinforce that purpose.
Pairs. Pairs was launched in 2012 and is a leading provider of dating products in Japan, with a presence in Taiwan and South Korea. Pairs is a dating app that was specifically designed to address social barriers generally associated with the use of dating products in Eastern Asian countries, particularly Japan.
PlentyOfFish. PlentyOfFish was launched in 2003. Among its distinguishing features is the ability to both search profiles and receive algorithmic matches. PlentyOfFish has grown in popularity over the years and relies on a freemium model. PlentyOfFish has broad appeal in the central United States, Canada, the United Kingdom, and a number of other international markets. In 2020, PlentyOfFish launched POF Live™, a one-to-many live streaming video feature that allows users to engage with other users at PlentyOfFish in a new and different format from traditional dating profiles.
OurTime. OurTime is the largest community of singles over age 50 of any dating product. We offer this product in the United States and a number of European markets.
In addition to the brands above, our portfolio includes brands such as Chispa, BLK, and Upward, each of which brings the Swipe feature made popular by Tinder to the Latino, Black, and Christian communities, respectively. Our Hawaya brand focuses on the dating needs of the Muslim community globally by incorporating unique cultural aspects of dating in this community into its product design and feature sets. Ablo is a one-to-one video and text chat product that brings together people from all over the world with real-time translations allowing social discovery across language barriers.
We strive to empower individual brand leaders with the authority and incentives to grow their respective brand. Our brands compete with each other and with third-party dating businesses on brand characteristics, product features, and business model.
We also work to apply a centralized discipline to our portfolio of brands, by sharing best practices across our brands in order to increase growth, reduce costs, improve user safety, and maximize profitability. Additionally, we centralize certain other administrative functions, such as legal, trust and safety, human resources, accounting, finance, and tax. This approach allows us to quickly introduce new products and features, optimize marketing strategies, and more effectively deploy talent across our organization. We attempt to centrally facilitate excellence and efficiency across the entire portfolio by:
•centralizing operational functions across certain brands where we have strength in personnel and sufficient commonality of business interest (for example, ad sales, online marketing, and information technology are centralized across some, but not all, brands);
•developing talent across the portfolio to allow for development of specific proficiencies and promoting career advancement while giving us the ability to deploy the best talent in the most critical positions across the company at any given time; and

•sharing analytics and similar data to leverage product and marketing successes across our businesses rapidly for competitive advantage.
Staying competitive
The dating industry is competitive and has no single, dominant brand globally. We compete with a number of other companies that provide similar dating and matchmaking products. In addition to these other dating brands, we also compete with social media platforms; social-discovery apps; offline dating services, such as in-person matchmakers; and other traditional means of meeting people.
We believe that our ability to attract new users to our brands will depend primarily upon the following factors:
•our ability to continue to increase consumer acceptance and adoption of dating products, particularly in emerging markets and other parts of the world where the associated stigma is only beginning to erode;
•continued growth in internet access and smart phone adoption in certain regions of the world, particularly emerging markets;
•the continued strength of our established brands and the growth of our newer brands;
•the breadth and depth of our active communities of users;
•our brands’ reputation for trust and safety;
•our ability to evolve our products to keep up with user requirements, social trends, and the ever-evolving technological landscape;
•our products’ ability to keep up with the constantly changing regulatory landscape, in particular, as it relates to the regulation of consumer digital media platforms;
•our ability to efficiently acquire new users for our products;
•our ability to continue to optimize our monetization strategies; and
•the design and functionality of our products.
A large portion of dating customers use multiple products over a given period of time, either concurrently or sequentially, making our broad portfolio of brands a competitive advantage.
Where we earn our revenue
All our products enable users to establish a profile and review other users’ profiles without charge. Each product also offers additional features, some of which are free, and some of which require payment depending on the particular product. In general, access to premium features requires a subscription, which is typically offered in packages (primarily ranging from one month to six months), depending on the product and circumstance. Prices differ meaningfully within a given brand depending on the duration of a subscription, the bundle of paid features that a user chooses to access, and whether or not a Subscriber is taking advantage of any special offers. In addition to subscriptions, many of our products offer users certain features, such as the ability to promote themselves for a given period of time, or highlight themselves to a specific user, and these features are offered on a pay-per-use, or à la carte, basis. The precise mix of paid and premium features is established over time on a brand-by-brand basis and is constantly subject to iteration and evolution.
Our direct revenue is primarily derived from users in the form of recurring subscriptions, which typically provide unlimited access to a bundle of features for a specific period of time, and to a lesser extent from à la carte features, where users pay a non-recurring fee for a specific consumable benefit or feature. Each of our brands offers a combination of free and paid features targeted to its own unique community. In addition to direct revenue from our users, we generate indirect revenue from advertising, which makes up a much smaller percentage of our overall revenue as compared to direct revenue.

Dependencies on services provided by others
App Stores
We fully rely on the Apple App Store and the Google Play Store to distribute our mobile applications and related in-app products. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features are required in most cases to be processed through the in-app payment systems provided by Apple and Google. Due to these requirements, we pay Apple and Google, as applicable, a meaningful share (generally 30%) of the revenue we receive from these transactions.
Additionally, when our users and subscribers access and pay through the app stores, the platforms may receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. The platforms have restricted our access to much of that data.
Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through their stores, the features we provide, the manner in which we market our in-app products, and our ability to access information about our users and subscribers that they collect. Apple or Google could also make changes to their operating systems or payment services that could negatively impact our business, including by unilaterally raising the prices for those services.
Cloud Services
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
Problems experienced by third-party data center service providers and cloud-based, hosted web service providers, such as Amazon Web Services, upon which brands including Tinder, Pairs, and Hinge rely, the telecommunications network providers with which we or they contract, or with the systems through which telecommunications providers allocate capacity among their customers could also adversely affect us. Any changes in service levels at our data centers or hosted web service providers, such as Amazon Web Services, or any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide our products or process transactions with our users, which would adversely impact our business, financial condition and results of operations.
Sales and marketing
All of our brands rely on word-of-mouth, or free, user acquisition to varying degrees. Other brands rely on paid user acquisition for a significant percentage of their users. Our online marketing activities generally consist of purchasing social media advertising, banner, and other display advertising, search engine marketing, email campaigns, video advertising, business development or partnership deals, creating content, and partnering with influencers to promote our products. Our offline marketing activities generally consist of television advertising, out-of-home advertising, and public relations efforts.
Intellectual property
We regard our intellectual property rights, including trademarks, domain names and other intellectual property, as critical to our success.
For example, we rely heavily upon the use of trademarks (primarily Tinder, Match, PlentyOfFish, OkCupid, Meetic, OurTime, Pairs, and Hinge, and associated domain names, taglines and logos) to market our products and applications and build and maintain brand loyalty and recognition. We have an ongoing trademark and service mark registration program, pursuant to which we register our brand names, product names, taglines and logos and renew existing trademark and service mark registrations in the United States and other jurisdictions to the extent we determine it to be necessary or otherwise appropriate and cost-effective. In addition, we have a trademark and service mark monitoring policy pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as potential unauthorized use of our material trademarks and service marks. Our enforcement of this policy affords us valuable protection under current laws, rules and regulations. We also reserve and file registrations (to the extent available) and renew existing registrations for domain names that we believe are material to our business.
We also rely upon a combination of in-licensed third-party and proprietary trade secrets, including proprietary algorithms, and upon patented and patent-pending technologies, processes, and features relating to our matching process systems or features, products, and services with expiration dates from 2023 to 2036. We have an ongoing invention recognition program pursuant to which we apply for patents to the extent we determine it to be core to our product or businesses or otherwise appropriate and cost-effective.
We rely on a combination of internal and external controls, including applicable laws, rules and regulations, and contractual restrictions with employees, contractors, customers, suppliers, affiliates and others, to establish, protect and otherwise control access to our various intellectual property rights.
Government regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, consumer protection, general safety, sex-trafficking, taxation and securities law compliance. As a result, we could be subject to actions based on negligence, regulatory compliance, various torts, and trademark and copyright infringement, among other actions. See “Risk factors—Risks relating to our business—Our business is subject to complex and evolving U.S. and international laws and regulations, including with respect to data privacy and platform liability. These laws and regulations are subject to change and uncertain interpretation, and could result in changes to our business practices, increased cost of operations, declines in user growth or engagement, claims, monetary penalties, or otherwise harm our business” and “—Risks relating to our business—We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.”
Because we receive, store, and use a substantial amount of information received from or generated by our users, we are particularly impacted by laws and regulations governing privacy; the storage, sharing, use, processing, disclosure, and protection of personal data; and data breaches, in many of the countries in which we operate. For example, in 2016, the European Commission adopted the General Data Protection Act (which we refer to as “GDPR”), a comprehensive EU privacy and data protection reform that became effective in May 2018. The act applies to companies established in the EU or otherwise providing services or monitoring the behavior of people located in the EU and provides for significant penalties in case of non-compliance as well as a private right of action for individual claimants. GDPR will continue to be interpreted by EU data protection regulators, which have and may in the future require that we make changes to our business practices, and could generate additional costs, risks, and liabilities. The EU is also considering an update to its Privacy and Electronic Communications (so-called “e-Privacy”) Directive, notably to amend rules on the use of cookies, direct marketing and processing of private communications and related metadata, which may also require that we make changes to our business practices and could generate additional costs, risks and liabilities. In July 2020, the Court of Justice of the EU declared transfers of personal data on the basis of the European Commission’s Privacy Shield Decision illegal and stipulated stricter requirements for the transfer of personal data based on standard contract clauses. This judgement and the resulting decisions and guidelines from EU supervisory authorities may require changes to our business practices and generate additional costs, risks and liabilities. Brexit could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, many countries in which we do business have already adopted or are also currently considering adopting privacy and data protection laws and regulations. Multiple legislative proposals concerning privacy and the protection of user information have been introduced in the U.S. Congress. Various U.S. state legislatures, including those in New York, Illinois, California, and many other states, are considering privacy legislation in 2021. Other U.S. state legislatures have already passed and enacted privacy legislation, most prominently the California Consumer Privacy Act of 2018, which was signed into law in June 2018 and came into effect on January 1, 2020, with full enforcement commencing on June 30, 2020. On November 3, 2020 the “California Privacy Rights Act of 2020” (CPRA) was enacted, which expands the state’s consumer privacy laws and creates a new government organization, the California Privacy Protection Agency (CPPA), to enforce the law. The majority of the CPRA’s provisions will enter into force on January 1, 2023, with a lookback to January 2022. Additionally, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by its levying, in July 2019, of a first-of-its kind, $5 billion fine against Facebook for privacy violations. Finally, talks of a U.S. federal privacy law are ongoing in Congress, with multiple proposals having been made already, and may lead to the passing of a new law in 2021 or the coming years.
Concerns about harms and the use of dating products and social networking platforms for illegal conduct, such as romance scams, promotion of false or inaccurate information, financial fraud, and sex-trafficking, have produced and could continue to produce future legislation or other governmental action. For example, in January 2020, the Oversight Subcommittee on Economic and Consumer Policy of the U.S. House of Representatives launched an investigation into the online dating industry’s user safety policies, including certain practices of Match Group’s businesses relating to the identification and removal of registered sex offenders and underage individuals from our platforms. The EU and the United Kingdom are also considering new legislation on this topic, with the United Kingdom having released its Online Harms White Paper and the EU introducing the Digital Services Act, which in each case, would expose platforms to similar or more expansive liability. In the United States, government authorities, elected officials, and political candidates have called for amendments to Section 230 of the Communications Decency Act that would purport to limit or remove protections afforded interactive computer service providers. Proposed legislation includes the EARN IT Act, the PACT Act, the BAD ADS Act, the SAFE TECH Act, and others. If these proposed laws are passed, or if future legislation or governmental action is proposed or taken to address concerns regarding such harms, changes could be required to our products that could restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products. See “Risk factors—Risks relating to our business—Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could adversely affect our business.”
Our global businesses are subject to a variety of complex and continuously evolving income and other tax frameworks. For example, the Organization for Economic Co-Operation and Development (“OECD”) is revising its recommendations on how to tax international businesses, including expanding the jurisdiction of member countries to tax businesses based on some level of digital presence and subjecting these companies to a minimum tax. Also, the European Commission, as well as several countries both inside and outside the EU, have recently adopted or considered proposals that would change various aspects of the current tax framework under which we are taxed, including proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.
As the provider of dating products with a subscription-based element, we are also subject to laws and regulations in certain U.S. states and other countries that apply to our automatically-renewing subscription payment models. For example, the EU’s Payment Services Directive (PSD2), which became effective in 2018, could impact our ability to process auto-renewal payments or offer promotional or differentiated pricing for users in the EU. Similar legislation or regulation, or changes to existing legislation or regulation governing subscription payments, are being considered in many U.S. states.
Finally, certain U.S. states and certain countries in the Middle East and Asia have laws that specifically govern dating services.
Human talent
Our people are critical to Match Group’s continued success and we work hard to attract, retain and motivate qualified talent. As of December 31, 2020, we had approximately 1,880 full-time and approximately 20 part-time employees, which represents a 15% year-over-year increase in employee headcount. We expect headcount growth to continue for the foreseeable future, particularly as we continue to focus on recruiting employees in technical functions such as software engineers. In addition, we plan to continue to hire a number of employees and contractors to continue to bolster various privacy, safety and data security initiatives as well as other functions to support our expected growth. We may also increase headcount through the completion of merger and acquisition transactions, including the acquisition of Hyperconnect, Inc., announced in February 2021, which, pending regulatory approvals, is expected to close in the second quarter of 2021 and would increase our headcount by approximately 400 employees, based primarily in South Korea. As of December 31, 2020, approximately 68%, 1%, 20%, and 11% of our employees reside in the North America, Latin America, EMEA, and Asia-Pacific regions, respectively, spanning 22 countries and reflecting various cultures, backgrounds, ages, sexes, gender identities, sexual orientations, and ethnicities. Our global workforce is highly educated, with the majority of our employees working in engineering or technical roles that are central to the technological and product innovations that drive our business. Competition for qualified talent has historically been intense, particularly for software engineers and other technical staff.
We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better, more innovative products and is crucial to our efforts to attract and retain key talent. We work to support our goals of diversifying our workforce through recruiting, retention, and people development. Our goal is to create a culture where everybody, from everywhere and with every background, can contribute, grow, and thrive.
Our compensation and benefits programs are designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. In addition to salaries, these programs (which vary by country/region) include annual bonuses, stock-based awards, retirement benefits, healthcare, and insurance benefits, paid time off, family leave, flexible work schedules, and employee assistance programs. We are committed to providing competitive and equitable pay. We base our compensation on market data and conduct evaluations of our compensation practices on a regular basis to determine the competitiveness and fairness of our packages.
We are committed to empowering our people with career advancement and learning opportunities. Our talent development programs provide employees with resources to help achieve their career goals, build management skills and contribute to and, where applicable, lead their organizations.
We regularly conduct anonymous surveys to seek feedback from our employees on a variety of topics, including but not limited to, confidence in company leadership, competitiveness of our compensation and benefits, career growth opportunities and ways to improve our company’s position as an employer of choice. The results are shared with our employees and reviewed by senior leadership, who analyze areas of progress or opportunity and prioritize actions and activities in response to this feedback to drive meaningful improvements in employee engagement.
We believe that our approach to talent has been instrumental in our growth, and has made Match Group a desirable destination for current and future employees.
Additional information
Company website and public filings. Investors and others should note that we announce material financial and operational information to our investors using our investor relations website at https://ir.mtch.com, Securities and Exchange Commission (“SEC”) filings, press releases, and public conference calls. We use these channels as well as social media to communicate with our users and the public about our company, our services, and other issues. It is possible that the information we post on social media could be deemed to be material information. Accordingly, investors, the media, and others interested in our company should monitor the social media channels listed on our investor relations website in addition to following our SEC filings, press releases, and public conference calls. Neither the information on our website, nor the information on the website of any Match Group business, is incorporated by reference into this report, or into any other filings with, or into any other information furnished or submitted to, the SEC.
The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of ethics. The Company’s code of ethics applies to all employees (including Match Group’s principal executive officer, principal financial officer and principal accounting officer) and directors and is posted on the Company’s website at https://ir.mtch.com under the heading of “Corporate Governance.” This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for Match Group’s executive officers, senior financial officers or directors, will also be disclosed on Match Group’s website.
Relationship with IAC after the Separation
In connection with the Separation, the Company entered into certain agreements with IAC to govern the relationship between the Company and IAC following the Separation. These agreements, in certain cases, supersede the agreements entered into between Former Match Group and Former IAC in connection with Former Match Group’s IPO in November 2015 (the “IPO Agreements”) and include: a tax matters agreement; a transition services agreement; and an employee matters agreement. The IPO Agreements that were not superseded were terminated at closing of the Separation.
In addition to the agreements entered into at the time of the Separation, Match Group leases office space to IAC in a building owned by the Company in Los Angeles. Match Group also leases office space from IAC in New York City on a month-to-month basis, which the Company terminated in 2020 and expects to vacate in the first half of 2021.
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
Transition Services Agreement
Pursuant to the transition services agreement, IAC continues to provide certain services to Match Group that Former IAC had historically provided to Former Match Group. Match Group also provides certain services to IAC that Former Match Group previously provided to Former IAC. The transition services agreement also provides that Match Group and IAC will make efforts to replace, amend, or divide certain joint contracts with third-parties relating to services or products used by both Match Group and IAC. Match Group and IAC also agreed to continue sharing certain services provided pursuant to certain third-party vendor contracts that were not replaced, amended, or divided prior to closing of the Separation.
Employee Matters Agreement
Pursuant to the amended and restated employee matters agreement, Match Group will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees upon exercise or vesting. In addition, Match Group employees continued to participate in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan through December 31, 2020. Match Group reimbursed IAC for the costs of such participation pursuant to the amended and restated employee matters agreement. Match Group established its own employee benefit plans effective January 1, 2021.
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

Item 1A. Risk Factors
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
The limited operating history of our newer brands and products makes it difficult to evaluate our current business and future prospects.
We seek to tailor each of our brands and products to meet the preferences of specific communities of users. Building a given brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer brands and products have experienced significant growth over relatively short periods of time, the historical growth rates of these brands and products may not be an indication of future growth rates for such products or our newer brands and products generally. We have encountered, and may continue to encounter, risks and difficulties as we build our newer brands and products. The failure to successfully scale these brands and products and address these risks and difficulties could adversely affect our business, financial condition and results of operations.
Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in these efforts could adversely affect our business, financial condition, and results of operations.
Attracting and retaining users for our products involve considerable expenditures for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to attract and retain users and sustain our growth.
Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and as consumers spend more time on mobile devices rather than desktop computers, the reach of many of our traditional advertising channels continues to contract. Similarly, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our products is adversely impacted. Additionally, changes proposed by large tech platforms, such as Apple and Google, to advertisers’ ability to access and use unique advertising identifiers, cookies and other information to acquire potential users, may adversely impact our advertising efforts. To continue to reach potential users and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms. Generally, the opportunities in and sophistication of newer advertising channels and methods continue to be less developed, proven and precise, making it more difficult to assess returns on investment associated with our advertising efforts and to cost-effectively identify potential users. There can be no assurance that we will be able to continue to appropriately manage our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could adversely affect our business, financial condition and results of operations.
Our business and results of operations have been and may continue to be adversely affected by the recent COVID-19 outbreak or other similar outbreaks.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the Coronavirus Disease 2019 (COVID-19) pandemic. The COVID-19 pandemic has reached across the globe, resulting in the implementation of significant governmental measures intended to control the spread of the virus, including lockdowns, closures, quarantines, and travel bans, as well as changes in consumer behavior as individuals have become reluctant to engage in social activities with people outside their households. While some of these measures have been relaxed in certain parts of the world, ongoing and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or users’ ability to pay, for our products and services.
A public health epidemic, including COVID-19, poses the risk that Match Group or its employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns necessitated for the health and wellbeing of our employees, the employees of business partners, or shutdowns that may be requested or mandated by governmental authorities. For example, early on in the pandemic, certain of our customer support vendors were impacted by government mandated shutdowns which adversely impacted the capability of the affected brands to respond timely and effectively to user inquiries and requests. In addition, in response to the COVID-19 outbreak, we have taken several precautions that may adversely impact employee productivity, such as continuing to allow employees to work remotely, imposing travel restrictions, and ongoing closures of office locations.
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in this annual report, and have other adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, such as COVID-19, it could materially and adversely affect our business, financial condition, and results of operations. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends affecting our business—Impacts of the Coronavirus.”
Foreign currency exchange rate fluctuations could adversely affect our results of operations.
We operate in various international markets, including jurisdictions within the European Union (which we refer to as the “EU”) and Asia. During periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses.
The departure of the United Kingdom from the European Union, commonly referred to as “Brexit,” has caused, and may continue to cause, volatility in currency exchange rates between the U.S. dollar and the British Pound and the full impact of Brexit remains uncertain. See ‘‘Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principles of Financial Reporting—Effects of Changes in Foreign

Exchange Rates on Revenue,“ and Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”
Distribution and marketing of, and access to, our products relies, in significant part, on a variety of third-party platforms, in particular, mobile app stores. If these third parties limit, prohibit, or otherwise interfere with or change their policies in any material way, it could adversely affect our business, financial condition, and results of operations.
We market and distribute our products (including related mobile applications) through a variety of third-party distribution channels, including Facebook, which has rolled out its own dating product. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. Certain platforms and channels have, from time to time, limited or prohibited advertisements for our products for a variety of reasons, including poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain marketing channels in the future. If this were to happen with a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be adversely affected.
Additionally, our mobile applications are almost exclusively accessed through the Apple App Store and Google Play Store. Both Apple and Google have broad discretion to change their policies regarding their mobile operating systems and app stores in ways that may limit, eliminate or otherwise interfere with our ability to distribute or market our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of them do so, our business, financial condition and results of operations could be adversely affected. For example, Apple has indicated that in the future it will require app users to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which is currently expected to come into effect in 2021). As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the user level may become significantly limited and we and other app developers may experience increased cost per registration. Additionally, Apple and Google are known to retaliate against app developers who publicly or privately challenge their app store rules and policies, and such retaliation has and could adversely affect our business, financial condition and results of operations.
The success of our products will depend, in part, on our ability to access, collect, and use personal data about our users and subscribers.
We rely on the Apple App Store and Google Play Store to distribute and monetize our mobile applications. Our users and subscribers engage with these platforms directly and may be subject to requirements regarding the use of their payment systems for various transactions. As a result of this disintermediation, these platforms receive and do not share with us key user data that we would otherwise receive if we transacted with our users and subscribers directly. If these platforms continue to or increasingly limit, eliminate, or otherwise interfere with our ability to access, collect, and use key user data, our ability to identify and communicate with a meaningful portion of our user and subscriber bases may be adversely impacted. If so, our customer relationship management efforts, our ability to reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts, the rates we are able to charge advertisers seeking to reach users and subscribers on our various properties, and our ability to identify and exclude users and subscribers whose access would violate applicable terms and conditions, including underage individuals and bad actors, may be negatively impacted, and our business, financial condition and results of operations could be adversely affected.
As the distribution of our products through app stores increases, in order to maintain our profit margins, we may need to offset increasing app store fees by decreasing traditional marketing expenditures, increasing user volume, or monetization per user or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition, and results of operations could be adversely affected.
We rely on the Apple App Store and the Google Play Store to distribute and monetize our mobile applications and related in-app products. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features within these applications. We determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features via our mobile applications are required to be processed through the in-app payment systems provided by Apple and Google. Due to these requirements, we pay Apple and Google, as applicable, a meaningful share (generally 30%) of the revenue we receive from these transactions. While we are constantly innovating on and creating our own payment systems and methods, given the ever increasing distribution of our products through app stores and the strict mandates to use the in-app payments systems tied into Apple’s and Google’s app stores, we may need to offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected. Google announced that it will require all developers to process all in-app purchases of subscriptions and features entirely through their in-app payment system beginning on September 30, 2021. To date, Google has not enforced such a requirement, but if Google does so, our business, financial condition and results of operations would be adversely affected.
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
Our success depends, in part, on the integrity of our systems and infrastructures and on our ability to enhance, expand, and adapt these systems and infrastructures in a timely and cost-effective manner.
To succeed, our systems and infrastructures must perform well on a consistent basis. We have and may from time to time, experience system interruptions that make some or all of our systems or data unavailable and prevent our products from functioning properly for our users. Any such interruption could arise for any number of reasons. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, telecommunications failures, acts of God and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant, disaster recovery planning is not sufficient for all eventualities and our property and business interruption insurance coverage may not be adequate to fully compensate us for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could adversely affect our business, financial condition and results of operations.
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
We may not be able to protect our systems and infrastructure from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.
We are regularly under attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks and attempts to misappropriate customer information, including personal user data, credit card information and account login credentials. While we have invested (and continue to invest) in the protection of our systems and infrastructure, in related personnel and training and in employing a data minimization strategy, where appropriate, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Some of our systems have experienced past security incidents, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Any cyber or similar attack we are unable to protect ourselves against could damage our systems and infrastructure, prevent us from providing our products, tarnish our brand reputation, result in the disclosure of confidential or sensitive information of our users and/or be costly to remedy, as well as subject us to investigations by regulatory authorities and/or litigation that could result in liability to third parties.
The impact of cyber or similar attacks experienced by third parties who provide services to us or otherwise process data on our behalf could have a similar effect on us. Moreover, even cyber or similar attacks that do not directly affect us or our third party service providers or data processors may result in widespread access to user account login credentials that such users have used across multiple internet sites, including our sites, or a loss of consumer confidence generally, which could make users less likely to use or continue to use online products generally, including our products. The occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on the integrity of third-party systems and infrastructure.
We rely on third parties, primarily data center and cloud-based, hosted web service providers, such as Amazon Web Services, as well as third party computer systems, broadband and other communications systems and service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations. Any changes in service levels at our data centers or hosted web service providers or any interruptions, outages or delays in our systems or those of our third party providers, deterioration in the performance of these systems, or cyber or similar attacks on these systems could impair our ability to provide our products or process transactions with our users, which would adversely impact our business, financial condition and results of operations.
If the security of personal and confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event and our reputation could be harmed.
We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including credit card information and user-to-user communications, and enable our users to share their personal information with each other. In some cases, we engage third party service providers to store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but we have experienced past incidents and cannot guarantee that inadvertent or unauthorized use or disclosure will not occur in the future or that third parties will not gain unauthorized access to this information despite our efforts. When such events occur, we may not be able to remedy them, be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, be subject to claims against us, including government enforcement actions, fines and litigation, and have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of security (or the security of our service providers) occur, the perception of the effectiveness of our security measures, the security measures of our service providers and our reputation may be harmed, we may lose current and potential users and the our various brands’ reputation and competitive positions may be tarnished, any or all of which might adversely affect our business, financial condition and results of operations.
Our business is subject to complex and evolving U.S. and international laws and regulations, including with respect to data privacy and platform liability. These laws and regulations are subject to change and uncertain interpretation, and could result in changes to our business practices, increased cost of operations, declines in user growth or engagement, claims, monetary penalties, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business. See “Item 1—Business—Government regulation.” These U.S. federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and subject to change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices. These laws and regulations, as well as any associated inquiries, investigations or other government actions, may be costly to comply with and may delay or impede the development of new products, require changes to or cessation of certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or modifications to existing business practices.
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
Proposed or new legislation and regulations could also adversely affect our business. See “Item 1—Business—Government regulation.” To the extent such new or more stringent measures are required to be implemented, impose new liability or limit or remove existing protections, our business, financial condition and results of operations could be adversely affected.
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
We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience, any of which could adversely affect our business, financial condition, and results of operations.
We accept payment from our users primarily through credit card transactions and certain online payment service providers. When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our users are affected by such a breach experienced by us or a third party, such users would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online or choose alternative payment methods that are less convenient or more costly for us or otherwise restrict our ability to process payments without significant user effort.
Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and remediation costs, or refusal by credit card processors to continue to process payments on our behalf, any of which could adversely affect our business, financial condition and results of operations.
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

In addition, the reputations of our brands may be adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate, untrue or unlawful. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our products, and have adopted policies regarding illegal, offensive or inappropriate use of our products, our users have in the past, and could in the future, nonetheless engage in activities that violate our policies. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized.
We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition. We also rely upon patented and patent-pending proprietary technologies and trade secrets relating to our products.
We rely on a combination of laws, and contractual restrictions with employees, customers, suppliers and others, to establish and protect our intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. Effective trademark protection may not be available or sought in every country in which our products are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or registered, even if available.
We generally seek to apply for patents or other similar statutory protections as and when we deem appropriate, based on then-current facts and circumstances, and will continue to do so in the future. No assurances can be given that any patent application we have filed or will file will result in a patent being issued, or that any existing or future patents will afford adequate protection against competitors and similar technologies. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon patents we own.
Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, our existing trademarks, patents, or trade secrets may be determined to be invalid or unenforceable, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection. The occurrence of any of these events could tarnish of our brands’ reputation, limit our ability to market them, or impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.
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
Operating internationally, particularly in countries in which we have limited experience, exposes us to a number of risks in addition to those otherwise described in this annual report, such as:
•operational and compliance challenges caused by distance, language, and cultural differences;
•difficulties in staffing and managing international operations;
•differing levels of social and technological acceptance of our products or lack of acceptance of them generally;

•compliance challenges due to different laws and regulatory environments, particularly in the case of privacy, data security, intermediary liability, and consumer protection;
•competitive environments that favor local businesses or local knowledge of such environments;
•limitations on the level of intellectual property protection; and
•trade sanctions, political unrest, terrorism, war, and epidemics or the threat of any of these events (such as COVID-19).
The occurrence of any or all of the events described above could adversely affect our international operations, which could in turn adversely affect our business, financial condition, and results of operations.
We may experience operational and financial risks in connection with acquisitions.
We have made acquisitions in the past, have recently announced a pending acquisition and continue to seek potential acquisition candidates. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:
•properly value prospective acquisitions, especially those with limited operating histories;
•fully identify potential risks and liabilities associated with acquired businesses;
•successfully integrate the operations and accounting, financial controls, management information, technology, human resources, and other administrative systems, of the acquired businesses with our existing operations and systems;
•retain or hire senior management and other key personnel at acquired businesses; and
•successfully support the acquired businesses in executing on strategic plans, including expansion into geographies where we have presence and experience.
Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions and the anticipated benefits of one or more of our acquisitions may not be realized. In addition, such acquisitions can result in material diversion of management’s attention or other resources from our existing businesses. The occurrence of any these events could have an adverse effect on our business, financial condition and results of operations.
We are subject to litigation, and adverse outcomes in such litigation could have an adverse effect on our financial condition.
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to employment matters, intellectual property matters, privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions is time consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations. See “Item 3—Legal Proceedings.”

Risks relating to our indebtedness
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of December 31, 2020, we had total debt outstanding of approximately $3.9 billion and borrowing availability of $749.8 million under our revolving credit facility.
Our indebtedness could have important consequences, such as:
•limiting our ability to obtain additional financing to fund working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;
•limiting our ability to use operating cash flow to pursue acquisitions or invest in other areas, such as developing new brands, products, or exploiting business opportunities;
•restricting our business operations due to financial and operating covenants in the agreements governing our and certain of our subsidiaries’ existing and future indebtedness, including certain covenants that restrict the ability of our subsidiaries to pay dividends or make other distributions to us; and
•exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results.
Although the terms of our credit agreement and the indentures related to our senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our and our subsidiaries’ current debt levels, the risks described above could increase.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
Our ability to satisfy our debt obligations will depend upon, among other things:
•our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which are beyond our control; and
•our future ability to borrow under our revolving credit facility, the availability of which will depend on, among other things, our complying with the covenants in the then-existing agreements governing our indebtedness.
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
We currently have $425 million of indebtedness outstanding under our term loan and no outstanding borrowings under our revolving credit agreement. Borrowings under term loan are, and any borrowings under the revolving credit facility will be, at variable rates of interest. Indebtedness that bears interest at variable rates exposes us to interest rate risk. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”
Exchange of the exchangeable notes may dilute the ownership interests of existing stockholders or may otherwise depress the price of our common stock.
We are obligated as a guarantor under the indentures relating to the exchangeable notes. The exchange of some or all of the exchangeable notes may dilute the ownership interests of our stockholders to the extent we deliver shares of our common stock upon exchange. While the exchangeable note hedges are expected to reduce the potential dilutive effect on our common stock upon any exchange and/or offset any cash payment the issuers of the exchangeable notes would be required to make in excess of the principal amount of the exchanged notes, the warrants have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants. Any sales in the public market of our common stock issuable upon such exchange could adversely affect prevailing market prices of our common stock. In addition, the existence of the exchangeable notes may encourage short selling of our common stock by market participants because the exchange of the exchangeable notes could be used to satisfy short positions. In addition, the anticipated exchange of the exchangeable notes could depress the price of our common stock.
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
If the transactions effected in connection with the Separation were to fail to qualify as generally tax-free for U.S. federal income tax purposes, we and our stockholders could suffer material adverse consequences.
Following the completion of the Separation and the merger of Former Match Group into a wholly-owned subsidiary (“Merger Sub”) of Former IAC (the “Merger”), Former Match Group’s successor became a wholly-owned subsidiary of Match Group and most of Former IAC’s existing other subsidiaries came to be held under a separate public company. Former IAC and IAC received opinions from outside counsel that the Separation and related transactions taken together, and the Merger, were tax-free for U.S. federal income tax purposes. These opinions were based upon and rely on various facts and assumptions, as well as certain representations and undertakings of Former IAC, Former Match Group, IAC, and Match Group, including relating to the past and future conduct of Former IAC, Former Match Group, IAC, and Match Group. If any of these representations or undertakings is, or becomes, inaccurate or incomplete, or if any of the representations or covenants contained in any of the transaction-related agreements or in any document relating to the opinions of counsel is, or becomes, inaccurate or is not complied with by Former IAC, Former Match Group, IAC, Match Group, or any of their respective subsidiaries, the opinions of counsel may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding receipt of the opinions of counsel regarding the transactions, the U.S. Internal Revenue Service (“IRS”) could determine that some or all of the transactions effected in connection with the Separation should be treated as taxable for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinions of counsel were based are inaccurate or have not been complied with. Moreover, even if the foregoing representations, assumptions or undertakings are accurate and have been complied with, the opinions of counsel merely represent the judgment of such counsel and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinions of counsel. Accordingly, there can be no assurance that the IRS will not assert that the transactions effected in connection with the Separation do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, parties to the Separation, including Match Group could be subject to tax with respect to the Separation.

For example, if the transactions effected in connection with the Separation were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986 (as amended, the “Code”), in general, for U.S. federal income tax purposes, we would recognize a taxable gain as if the distribution of New IAC stock in connection with the Separation had been sold in a taxable sale for its fair market value. Even if the transactions effected in connection with the Separation were to otherwise qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, taxable gain may be triggered under Section 355(e) of the Code if the transactions effected in connection with the Separation were, or later transactions are, deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in us or IAC. For this purpose, any acquisitions of (i) Former IAC stock or Former Match Group stock before the Separation or (ii) IAC stock or Match Group stock within the period beginning two years before the Separation and ending two years after the Separation are presumed to be part of such a plan, although we or IAC may be able to rebut that presumption.
In addition to potential tax liabilities relating to Former Match Group, we and our subsidiaries could be liable to satisfy any tax liabilities relating to Former IAC or IAC with respect to the Separation if their tax-free treatment for U.S. federal income tax purposes were successfully challenged by the IRS. While, in some cases, IAC may be obligated under the Tax Matters Agreement to indemnify us for some or all of such taxes, even in those cases, there is no assurance that they will in fact indemnify us.
In addition, if the Merger were determined to be taxable for U.S. federal income tax purposes, we would be subject to tax on the transfer of the assets of Former Match to Merger Sub. If we or our subsidiaries were required to pay taxes imposed on us with respect to the Separation, our cash flows would be adversely affected.
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
Certain of our directors and executive officers and directors of IAC own both Match Group common stock and IAC common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when Match Group’s directors and IAC’s executive officers and directors face decisions that could have different implications for Match Group and IAC. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Match Group and IAC regarding the terms of the agreements governing the Separation and the relationship between Match Group and IAC thereafter. Potential conflicts of interest could also arise if Match Group and IAC enter into any commercial arrangements in the future.
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
These dilutive securities are reflected in our dilutive earnings per share calculation contained in our financial statements for fiscal years ended December 31, 2020, 2019 and 2018. For more information, see “Note 10—Earnings per Share” to the consolidated financial statements included in “Part II, Item 8—Consolidated Financial Statements and Supplementary Data.” Intra-quarter movements in our stock price, could lead to more or less dilution than reflected in these calculations.
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
Provisions in our certificate of incorporation and bylaws or Delaware law may discourage, delay, or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
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
•provide that certain litigation against us can be brought only in Delaware (subject to certain exceptions); and
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws.
Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Match Group believes that the facilities for its management and operations are generally adequate for its current and near-term future needs. Match Group’s facilities, most of which are leased in various cities in the United States and abroad, generally consist of executive and administrative offices and data centers. We also believe that, if we require additional space, we will be able to lease additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
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
Pursuant to the Transaction Agreement, we have agreed to indemnify IAC for matters relating to any business of Former Match Group, including indemnifying IAC for costs related to the matters described below other than the matter described under the heading “Newman Derivative and Stockholder Class Action Regarding Separation Transaction”.
The official names of legal proceedings in the descriptions below (shown in italics) reflect the original names of the parties when the proceedings were filed as opposed to the current names of the parties following the separation of Match Group and IAC.
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service. The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount. On December 29, 2015, in accordance with a prior ruling sustaining Tinder’s demurrer, the court entered judgment dismissing the action. On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal. On May 9, 2018, the

California Supreme Court denied Tinder’s petition seeking interlocutory review of the Court of Appeal’s decision and the case was returned to the trial court for further proceedings.
In a related development, on June 21, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court entered judgment granting final approval of a class-wide settlement, the terms of which are not material to the Company. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (Central District of California). Because the approved settlement class in Kim subsumes the proposed settlement class in Candelore, the judgment in Kim would effectively render Candelore a single-plaintiff lawsuit. Accordingly, on July 11, 2019, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment with the U.S. Court of Appeals for the Ninth Circuit. Oral argument on the appeal occurred on January 15, 2021.
On November 13, 2019, the trial court in Candelore issued an order staying the class claims in the case pending the Ninth Circuit’s decision on the Kim appeal. We believe that the allegations in the Candelore lawsuit are without merit and will continue to defend vigorously against it.
Tinder Optionholder Litigation Against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), a former subsidiary of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On June 13, 2019, the court issued a decision and order granting defendants’ motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichments, as well as the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and otherwise denying defendants’ motion to dismiss. On July 13, 2020, the four former plaintiffs filed arbitration demands with the American Arbitration Association asserting the same valuation claims and on September 3, 2020, the four arbitrations were consolidated. The four former plaintiffs’ request to stay the arbitration was denied on January 28, 2021, and arbitration is scheduled to begin on February 7, 2022. On November 17, 2020, the defendants’ motion to stay the trial in Rad was denied. Trial has been scheduled for November 2021. We believe that the allegations against Former Match Group and Match Group in this lawsuit are without merit and will continue to defend vigorously against them.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the FTC filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 9, 2020, the court granted the Company’s motion to stay the case until the United States Supreme Court issues a decision in the consolidated appeal of Federal Trade Commission v. Credit Bureau Center, LLC and AMG Capital Management, LLC v. FTC. We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.

Securities Class Action Lawsuit Against Former Match Group
On October 3, 2019, a Former Match Group shareholder filed a securities class action lawsuit in federal district court in Texas against Former Match Group, its Chief Executive Officer, and its Chief Financial Officer, on behalf of a class of acquirers of Former Match Group securities between August 6, 2019 and September 25, 2019. See Phillip R. Crutchfield v. Match Group, Inc., Amanda W. Ginsberg, and Gary Swidler, No. 3:19-cv-02356-C (Northern District of Texas). Invoking the allegations in the FTC lawsuit described above, the complaint alleges (i) that defendants failed to disclose to investors that Former Match Group induced customers to buy and upgrade subscriptions using misleading advertisements, that Former Match Group made it difficult for customers to cancel their subscriptions, and that, as a result, Former Match Group was likely to be subject to regulatory scrutiny; (ii) that Former Match Group lacked adequate disclosure controls and procedures; and (iii) that, as a result of the foregoing, defendants’ positive statements about Former Match Group’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. We believe that the allegations in this lawsuit are without merit and will defend vigorously against them.
Derivative Complaint against Former Match Group
On February 28, 2020, a Former Match Group shareholder filed a shareholder derivative complaint in federal district court in Delaware against Former Match Group and its board of directors seeking to recover unspecified monetary damages on behalf of the Company and require the Company to implement and maintain unspecified internal controls and corporate governance practices and procedures. See Michael Rubin et al. v. Match Group, Inc. et al., Case No. 1:20-cv-00299 (District of Delaware). Invoking the allegations of the FTC lawsuit and Crutchfield securities class action lawsuit described above, the complaint alleges that the defendants caused or failed to prevent the alleged issues giving rise to the FTC complaint, received or approved compensation tied to the alleged wrongful conduct and sold Former Match Group stock with inside knowledge of the purported conduct. The parties filed a proposed stipulation and order staying the case until the motion to dismiss is decided in the Crutchfield litigation. The court granted the stay on April 9, 2020.
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
Newman Derivative and Stockholder Class Action Regarding Separation Transaction
On June 24, 2020, a Former Match Group shareholder filed a complaint in the Delaware Court of Chancery against Former Match Group and its board of directors, as well as Match Group, IAC Holdings, Inc., and Barry Diller seeking to recover unspecified monetary damages on behalf of the Company and directly as a result of his ownership of Former Match Group stock in relation to the separation of Former Match Group from its former majority shareholder, Match Group. See David Newman et al. v. IAC/Interactive Corp. et al., C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). The complaint alleges that that the special committee established by Former Match Group’s board of directors to negotiate with Match Group regarding the separation transaction was not sufficiently independent of control from Match Group and Mr. Diller and that Former Match Group board members failed to adequately protect Former Match Group’s interest in negotiating the separation transaction, which resulted in a transaction that was unfair to Former Match Group and its shareholders. We believe that the allegations in this lawsuit are without merit and will defend vigorously against it.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is quoted on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “MTCH.”
As of January 31, 2020, there were 1,028 holders of record of the Company’s common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
Stock Performance Graph
The following graph compares the cumulative total return (assuming dividend reinvestment, as applicable) of Match Group common stock (including such cumulative total return of Former Match Group common stock for the period prior to, and adjusted for, the separation of Match Group and IAC), the NASDAQ Composite index, the Russell 1000 Technology Index, and the Standard & Poor’s 500 Stock Index, in each case, based on $100 invested at the close of trading on December 31, 2015 through December 31, 2020. In accordance with applicable SEC rules, Match Group presents the cumulative return of peer issuers. Match Group has selected the NASDAQ Composite Index and the Russell 1000 Technology Index as its peer issuers because they both include companies engaged in many of the same businesses as Match Group. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
Match Group, Inc. Common Stock
Among Match Group, Inc., the NASDAQ Composite Index,
the Russell 1000 Technology Index, and the S&P 500 Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Match Group, Inc.	$100.00	$126.20	$231.07	$332.08	$637.52	$1,115.79
NASDAQ Composite Index	$100.00	$108.97	$141.36	$137.39	$187.87	$272.51
Russell 1000 Technology Index	$100.00	$114.08	$157.89	$155.99	$229.64	$336.89
S&P 500 Index	$100.00	$111.95	$136.38	$130.39	$171.44	$202.96

Item 6.    Reserved
Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Separation
On June 30, 2020, the companies formerly known as Match Group, Inc. (referred to as “Former Match Group”) and IAC/InterActiveCorp (referred to as “Former IAC”) completed the separation of the Company from IAC through a series of transactions that resulted in two, separate public companies—(1) Match Group, which consists of the businesses of Former Match Group and certain financing subsidiaries previously owned by Former IAC, and (2) IAC, consisting of Former IAC’s businesses other than Match Group (the “Separation”). As part of the Separation, Former Match Group merged with and into Match Group Holdings II, LLC (“MG Holdings II”), an indirect wholly-owned subsidiary of Match Group, with MG Holdings II surviving the merger as an indirect wholly-owned subsidiary of Match Group. As a result of the Separation, the operations of Former IAC businesses other than Match Group are presented as discontinued operations.
For additional information relating to the Separation and the related transactions and agreements, see “Part I—Item 1—Business—Separation of Match Group and IAC” and “Part I—Item 1—Business—Relationship with IAC after the Separation.”
Other 2020 Developments
On February 11, 2020, MG Holdings II completed a private offering of $500 million aggregate principal amount of 4.125% Senior Notes. The proceeds from these notes were used to pay expenses associated with the offering and to fund a portion of the cash consideration of $3.00 per Former Match Group common share in connection with the Separation.
On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity to $750 million, reduce interest rate margins by 0.125%, and extend its maturity to February 13, 2025. Additionally, on February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity to February 13, 2027.
On May 19, 2020, MG Holdings II completed a private offering of $500 million aggregate principal amount of 4.625% Senior Notes. The proceeds from these notes were used to redeem the outstanding 6.375% Senior Notes, for general corporate purposes, and to pay expenses associated with the offering.
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
Operating costs and expenses:
•Cost of revenue - consists primarily of the amortization of in-app purchase fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, live video costs, and data center rent, energy, and bandwidth costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google.
•Selling and marketing expense - consists primarily of advertising expenditures and compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures includes online marketing, including fees paid to search engines and social media sites, offline marketing (which is primarily television advertising), and payments to partners that direct traffic to our brands.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, acquisition-related contingent consideration fair value adjustments (described below), fees for professional services (including transaction-related costs for acquisitions), and facilities costs.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing, and enhancement of product offerings and related technology.
•Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the financial performance and/or operating metric targets of the acquired company. The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled. Significant changes in forecasted earnings and/or operating metrics for the acquired company will result in a significantly higher or lower fair value measurement. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount if the arrangement is longer than one year, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations.
Long-term debt:
•Credit Facility - The revolving credit facility of MG Holdings II. At December 31, 2019, $500 million was available under the Credit Facility. On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125%, and extend its maturity from December 7, 2023 to February 13, 2025. At December 31, 2020, the Company had letters of credit of $0.2 million outstanding and therefore $749.8 million was available under the Credit Facility.
•Term Loan - MG Holdings II’s term loan. At December 31, 2019, the Term Loan bore interest at LIBOR plus 2.50% and the then applicable rate was 4.44%. On February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity from November 16, 2022 to February 13, 2027. At December 31, 2020, the applicable interest rate was 1.96% and $425 million was outstanding.
•6.375% Senior Notes - MG Holdings II’s 6.375% Senior Notes, which were redeemed on June 11, 2020 with the proceeds from the 4.625% Senior Notes.

•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. At December 31, 2020, $450 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. At December 31, 2020, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. The proceeds were used to pay expenses associated with the offering and fund a portion of the $3.00 per common share of Former Match Group that was payable in connection with the Separation. At December 31, 2020, $500 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. The proceeds were used to redeem the outstanding 6.375% Senior Notes, for general corporate purposes, and to pay expenses associated with the offering. At December 31, 2020, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - During the third quarter of 2017, Match Group FinanceCo, Inc., a subsidiary of the Company, issued $517.5 million aggregate principal amount of 0.875% Exchangeable Senior Notes due October 1, 2022, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. The outstanding balance of the 2022 Exchangeable Notes at December 31, 2020 was $517.5 million.
•2026 Exchangeable Notes - During the second quarter of 2019, Match Group FinanceCo 2, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 0.875% Exchangeable Senior Notes due June 15, 2026, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. The outstanding balance of the 2026 Exchangeable Notes at December 31, 2020 was $575 million.
•2030 Exchangeable Notes - During the second quarter of 2019, Match Group FinanceCo 3, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 2.00% Exchangeable Senior Notes due January 15, 2030, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. The outstanding balance of the 2030 Exchangeable Notes at December 31, 2020 was $575 million.
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
Sources of Revenue
All our products provide the use of certain features for free, and then offer a variety of additional features to Subscribers. Our revenue is primarily derived directly from users in the form of recurring subscription fees.
Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by using a credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for subscriptions are deferred and recognized as revenue using the straight-line method over the term of the applicable subscription period, which primarily ranges from one to six months, and corresponding in-app purchase fees incurred on such transactions, if any, are deferred and expensed over the same period. We also earn revenue from the purchase of à la carte features and from online advertising. Revenue from the purchase of à la carte features is recognized based on usage. Online advertising revenue is recognized every time an ad is displayed.
Trends affecting our business
Over the last several years, we have seen significant changes in our business. Tinder has grown from incubation to the largest contributing brand in our portfolio and in 2020 our other brands also returned to growth in the aggregate. This in turn has allowed us to invest in or acquire brands such as Hinge and Hawaya and incubate new brands such as Chispa, BLK, and Upward, where we see additional growth opportunities. With our evolving portfolio of brands, we have seen a number of significant trends in our business in recent years, including the following:
Lower cost users. All of our brands rely on word-of-mouth, or free, user acquisition to varying degrees. Word-of-mouth acquisition is typically a function of scale (with larger communities driving greater numbers of referrals), youthfulness (with the viral effect being more pronounced in younger populations due, in part, to a significantly higher concentration of single people in any given social circle and the increased adoption of social media and similar platforms among such populations), and monetization rate (with people generally more likely to talk openly about using dating products that are less heavily monetized). Additionally, some, but not all, of our brands spend meaningfully on paid marketing. Accordingly, the average amount we spend to acquire a user differs significantly across brands based in large part on each brand’s mix of paid and free acquisition channels. As our mix has shifted toward younger users, our mix of acquisition channels has shifted toward lower cost channels, driving a decline over the past several years in the average amount we spend to acquire a new user across our portfolio. As a percentage of revenue, our costs of acquiring users have declined.
Changing paid acquisition dynamics. Even as our acquisition of lower cost users increases, paid acquisition of users remains an important driver of our business. The channels through which we market our brands are always evolving, but we are currently in a period of rapid change as TV and video consumption patterns evolve and internet consumption occurs regularly on mobile devices. As we adapt our paid marketing activities to maximize user engagement with our brands, we may increase our use of paid advertising at brands where we traditionally relied on word-of-mouth engagement to leverage these shifts in media consumption patterns and fuel international growth. Other brands in our portfolio may reduce paid marketing activities to reflect the change in audience engagement.
In-App Purchase Fees. Purchases made by our customers through mobile applications, as opposed to desktop or mobile web, continue to increase. Purchases processed through the in-app payments systems provided by the Apple App Store and Google Play Store are subject to in-app purchase fees, which are generally 30% of the purchase price. As a result, the percentage of our revenues paid to Apple and Google continues to be a significant expense. In 2019, Tinder began offering subscribers an alternative payment method to Google’s in-app payment system similar to the payment alternatives other brands in our portfolio have historically offered to subscribers through mobile apps on Android. Google has announced that beginning in September 2021, all purchases will be required to be processed through the Google Play Store and subject to in-app purchase fees. To the extent that app stores fee change, or the mix of our revenue generated through app stores shifts, our results, in particular our profit measures, could be impacted.
Increase in acceptance and growth of dating products globally. Over the past decade, there has been meaningful growth in dating product usage in North America and Western Europe, and we see the potential for similar growth in the rest of the world in the years ahead. As more internet-connected singles utilize online dating products and the stigma around dating continues to erode, we believe that there is potential for accelerating growth in the use of dating products globally.
Impacts of the Coronavirus. When the novel coronavirus (“COVID-19”) first hit Western Europe and then certain major metropolitan centers in the U.S. in the Spring of 2020, particularly New York City, engagement (messages sent, daily active users, Swipes® on Tinder) increased significantly, but subscribers who purchase a subscription for the first time (“first-time subscribers”) declined at most of our brands as meeting in person was restricted. Over the summer, as users began to meet outdoors first-time subscribers increased to above pre-

COVID-19 levels. Since the end of the summer, the resurgence of COVID-19 lockdowns has once again negatively impacted first-time subscriber trends, though not as severely as in the spring of 2020.
Other factors affecting the comparability of our results
Advertising spend. Our advertising spend, which is included in our selling and marketing expense, has consistently been one of our larger operating expenses. How we deploy our advertising spend varies among brands, with the majority of our advertising spend taking place online, including search engines, social media sites, streaming services and influencers. Additionally, some brands utilize television and out-of-home marketing campaigns, such as on outdoor billboards. For established brands, we seek to optimize for total return on advertising spend by frequently analyzing and adjusting spend to focus on marketing channels and markets that generate returns above our thresholds. Our data-driven approach provides us the flexibility to scale and optimize our advertising spend. We spend advertising dollars against an expected lifetime value of a Subscriber that is realized over a multi-year period; and while this advertising spend is intended to be profitable on that basis, it is nearly always negative during the period in which the expense is incurred. For newer brands that are gaining scale, or existing brands that are expanding into new geographies, we may make incremental advertising investments to establish the brand before optimizing monetization of the brand. In general, our more established brands spend a higher proportion of their revenue on advertising while our newer brands spend a lower proportion and tend to rely more on word of mouth and other viral marketing. Additionally, advertising spend is typically higher during the first quarter of our fiscal year, and lower during the fourth quarter. See “Seasonality” below. We increased our advertising spend as advertising rates declined during the COVID-19 outbreak.
Seasonality. Historically, our business has experienced seasonal fluctuations in quarterly operating results, particularly with respect to our profit measurements. This is driven primarily by a higher concentration of advertising spend in the first quarter, when advertising prices tend to be the lowest and demand for our products tends to be highest, and a lower concentration of advertising spend in the fourth quarter, when advertising costs tend to be highest and demand for our products tends to be lowest. Seasonality is not consistent across our brands, with brands targeted at older users generally showing more seasonality than brands targeted at younger users.
International markets. Our products are available across the world. Our international revenue represented 53% of our total revenue for both of the years ended December 31, 2020 and 2019. We vary our pricing to align with local market conditions and our international businesses typically earn revenue in local currencies. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.
2020 Consolidated Results
In 2020, revenue, operating income and Adjusted EBITDA grew 17%, 16% and 15%, respectively. Revenue growth was primarily due to strong growth at Tinder and additional contributions from Hinge, Pairs, and PlentyOfFish. The growth in operating income and Adjusted EBITDA was due to the higher revenue and lower selling and marketing expense as a percentage of revenue due to the continued product mix shift toward brands with lower marketing spend as a percentage of revenue. Operating income and Adjusted EBTIDA were also impacted by an increase in cost of revenue expense primarily due to higher in-app purchase fees as a result of growing revenue sourced through mobile app stores, increased web operation costs, and live video costs.

Results of Operations for the years ended December 31, 2020, 2019 and 2018
The following discussion should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data.”
Revenue

	Years Ended December 31,
	2020	Change	% Change	2019	Change	% Change	2018

	(Amounts in thousands, except ARPU)
Direct Revenue:
North America	$1,185,307	$161,146	16%	$1,024,161	$121,683	13%	$902,478
International	1,159,417	176,404	18%	983,013	208,320	27%	774,693
Total Direct Revenue	2,344,724	337,550	17%	2,007,174	330,003	20%	1,677,171
Indirect Revenue	46,545	2,461	6%	44,084	(8,595)	(16)%	52,679
Total Revenue	$2,391,269	$340,011	17%	$2,051,258	$321,408	19%	$1,729,850

Direct Revenue
Tinder	$1,355,400	$203,355	18%	$1,152,045	$346,729	43%	$805,316
Other brands	989,324	134,195	16%	855,129	(16,726)	(2)%	871,855
Total Direct Revenue	$2,344,724	$337,550	17%	$2,007,174	$330,003	20%	$1,677,171

Percentage of Total Revenue:
Direct Revenue:
North America	50%			50%			52%
International	48%			48%			45%
Total Direct Revenue	98%			98%			97%
Indirect Revenue	2%			2%			3%
Total Revenue	100%			100%			100%

Average Subscribers:
North America	4,858	304	7%	4,554	393	9%	4,161
International	5,572	843	18%	4,729	1,017	27%	3,712
Total	10,430	1,147	12%	9,283	1,410	18%	7,873

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.65		7%	$0.61		4%	$0.59
International	$0.56		—%	$0.56		—%	$0.56
Total	$0.60	$0.02	3%	$0.58	$0.01	2%	$0.57
For the year ended December 31, 2020 compared to the year ended December 31, 2019
International Direct Revenue grew $176.4 million, or 18%, in 2020 versus 2019, driven by 18% growth in Average Subscribers. North America Direct Revenue grew $161.1 million, or 16%, in 2020 versus 2019, driven by 7% growth in Average Subscribers, a 7% increase in ARPU, and growth of non-subscriber live streaming video revenue at PlentyOfFish.
Growth in International and North America Average Subscribers was primarily driven by Tinder. Hinge, BLK and Chispa also contributed to North America Average Subscriber growth and Pairs contributed to International Average Subscriber growth. North America ARPU increased primarily due to increases in à la carte purchases at Tinder and PlentyOfFish and optimized subscription pricing at Hinge.

Indirect Revenue increased $2.5 million primarily due to higher rates per impression.
For the year ended December 31, 2019 compared to the year ended December 31, 2018
International Direct Revenue grew $208.3 million, or 27%, in 2019 versus 2018, driven by 27% growth in Average Subscribers. North America Direct Revenue grew $121.7 million, or 13%, in 2019 versus 2018, driven by 9% growth in Average Subscribers, and a 4% increase in ARPU.
Growth in International and North America Average Subscribers was primarily driven by Tinder. Hinge and Pairs also contributed to subscriber growth in North America and International, respectively. North America ARPU increased primarily due to increases in ARPU at Tinder as Subscribers purchased premium subscriptions, such as Tinder Gold, as well as additional à la carte features. International ARPU was unfavorably impacted by the strength of the U.S. dollar relative to the Euro, British pound (“GBP”), and certain other currencies.
Indirect Revenue decreased $8.6 million primarily due to lower impressions and a lower price per impression received from an advertising network provider.
Cost of revenue (exclusive of depreciation)

	Years Ended December 31,
	2020	$ Change	% Change	2019	$ Change	% Change	2018

	(Dollars in thousands)
Cost of revenue	$635,833	$108,649	21%	$527,184	$117,184	29%	$410,000
Percentage of revenue	27%			26%			24%
For the year ended December 31, 2020 compared to the year ended December 31, 2019
Cost of revenue increased due to an increase in in-app purchase fees of $50.0 million, as revenue continues to be increasingly sourced through mobile app stores; an increase in hosting fees of $24.0 million; an increase of $17.9 million in partner related costs associated with our live video streaming; and an increase in compensation expense of $11.5 million related to increased headcount and other operating costs in customer care.
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Cost of revenue increased due to an increase in in-app purchase fees of $80.1 million, as revenue continues to be increasingly sourced through mobile app stores; an increase in hosting fees of $21.9 million; and an increase in compensation expense of $11.2 million related to increased headcount and other operating costs in customer care.
Selling and marketing expense

	Years Ended December 31,
	2020	$ Change	% Change	2019	$ Change	% Change	2018

	(Dollars in thousands)
Selling and marketing expense	$479,907	$52,467	12%	$427,440	$7,486	2%	$419,954
Percentage of revenue	20%			21%			24%
For the year ended December 31, 2020 compared to the year ended December 31, 2019
Selling and marketing expense increased primarily due to higher marketing spend at multiple brands, and an increase in compensation expense of $5.7 million. Selling and marketing expense continued to decline as a percentage of revenue as we continue to generate revenue growth from brands with relatively lower marketing expense.

For the year ended December 31, 2019 compared to the year ended December 31, 2018
Selling and marketing expense increased primarily due to increases in spending at Tinder, Hinge, and Pairs, partially offset by decreases at Meetic, Match, and PlentyOfFish. Selling and marketing expense declined as a percentage of revenue as we continue to generate revenue growth from brands with relatively lower marketing expense.
General and administrative expense

	Years Ended December 31,
	2020	$ Change	% Change	2019	$ Change	% Change	2018

	(Dollars in thousands)
General and administrative expense	$311,207	$55,069	21%	$256,138	$73,886	41%	$182,252
Percentage of revenue	13%			12%			11%
For the year ended December 31, 2020 compared to the year ended December 31, 2019
General and administrative expense increased primarily due to an increase in compensation of $39.3 million primarily related to an increase in headcount and an increase in stock-based compensation expense resulting from a modification charge in 2020; an increase of $6.7 million for non-income taxes, primarily digital services taxes; and an increase of $6.4 million in legal expenses.
For the year ended December 31, 2019 compared to the year ended December 31, 2018
General and administrative expense increased primarily due to an increase of $38.1 million in legal fees; an increase in compensation of $19.0 million primarily related to stock-based compensation expense due to new equity awards made since the prior year period, modification charges during 2019, and an increase in headcount; and an increase of $4.7 million for non-income taxes that includes the recently enacted French Digital Services Tax, which was made effective retroactively to January 1, 2019.
Product development expense

	Years Ended December 31,
	2020	$ Change	% Change	2019	$ Change	% Change	2018

	(Dollars in thousands)
Product development expense	$169,811	$17,851	12%	$151,960	$19,930	15%	$132,030
Percentage of revenue	7%			7%			8%
For the year ended December 31, 2020 compared to the year ended December 31, 2019
Product development expense increased primarily as a result of an increase of $18.7 million in compensation primarily due to increased headcount at Tinder.
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Product development expense increased primarily as a result of an increase of $18.6 million in compensation, including an increase of $10.3 million in stock-based compensation expense primarily due to the vesting of certain awards for which the market condition was met, and increased headcount at Tinder.

Depreciation

	Years Ended December 31,
	2020	$ Change	% Change	2019	$ Change	% Change	2018

	(Dollars in thousands)
Depreciation	$41,271	$6,916	20%	$34,355	$(472)	(1)%	$34,827
Percentage of revenue	2%			2%			2%
For the year ended December 31, 2020 compared to the year ended December 31, 2019
Depreciation increased primarily due to an increase in internally developed software being placed in service.
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Depreciation decreased primarily due to certain internally developed software becoming fully depreciated, partially offset by increased depreciation related to leasehold improvements.
Operating Income and Adjusted EBITDA

	Years Ended December 31,
	2020	$ Change	% Change	2019	$ Change	% Change	2018

	(Dollars in thousands)
Operating income	$745,715	$100,261	16%	$645,454	$95,985	17%	$549,469
Percentage of revenue	31%			31%			32%

Adjusted EBITDA	$896,779	$118,519	15%	$778,260	$126,295	19%	$651,965
Percentage of revenue	38%			38%			38%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA, see “Principles of Financial Reporting.”
For the year ended December 31, 2020 compared to the year ended December 31, 2019
Operating income and Adjusted EBITDA increased 16% to $100.3 million and 15% to $118.5 million, respectively, primarily as a result of the increase in revenue of $340.0 million driven by growth at multiple brands and lower selling and marketing expense as a percentage of revenue, partially offset by an increase in cost of revenue due to higher in-app purchase fees, as revenue is increasingly sourced through mobile app stores, increased web operation costs, and live video costs.
At December 31, 2020, there was $142.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Operating income and Adjusted EBITDA increased 17% to $96.0 million and 19% to $126.3 million, respectively, primarily as a result of the increase in revenue of $321.4 million and lower selling and marketing expense as a percentage of revenue due to the ongoing product mix shift toward brands with lower marketing spend as a percentage of revenue, partially offset by an increase in cost of revenue due to higher in-app purchase fees and an increase in legal fees. Operating income was also impacted by higher stock-based compensation expense as a percentage of revenue and an increase in amortization due to the impairment of the Match brand in the UK, resulting in decreased growth compared to Adjusted EBITDA.

Interest expense

	Years Ended December 31,
	2020	$ Change	% Change	2019	$ Change	% Change	2018

	(Dollars in thousands)
Interest expense	$174,791	$34,221	24%	$140,570	$46,002	49%	$94,568
For the year ended December 31, 2020 compared to the year ended December 31, 2019
Interest expense increased primarily due to the issuance of the 4.125% Senior Notes on February 11, 2020 and the issuance of the 4.625% Senior Notes on May 19, 2020. Additionally, the 2026 and 2030 Senior Exchangeable Notes were outstanding for the entire year. Partially offsetting these increases were decreases due to the redemption of the 6.375% Senior Notes during 2020 and a lower LIBOR rate on the Term Loan.
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Interest expense increased primarily due to the issuance of the 5.625% Senior Notes in February 2019. Additionally, the interest rate on the Term Loan, which is based on LIBOR, was higher in 2019.
Other income (expense), net

	Years Ended December 31,
	2020	$ Change	% Change	2019	$ Change	% Change	2018

	(Dollars in thousands)
Other income (expense), net	$15,861	$17,887	NM	$(2,026)	$(9,536)	NM	$7,510
________________________
NM = not meaningful
Other income, net, in 2020 includes a legal settlement of $35.0 million and interest income of $2.7 million, partially offset by a loss on redemption of bonds of $16.5 million, expense of $3.4 million related to mark-to-market adjustments pertaining to liability classified equity instruments, and $0.6 million in net foreign currency losses in the period.
Other expense, net, in 2019 includes a $4.0 million impairment of an equity investment, expense of $1.7 million related to a mark-to-market adjustment pertaining to a liability classified equity instrument, and $0.9 million in net foreign currency losses in the period, partially offset by interest income of $4.4 million.
Other income, net in 2018 includes $5.3 million in net foreign currency exchange gains due primarily to a strengthening of the U.S. dollar relative to the British Pound in the period and $4.9 million of interest income, partially offset by $2.1 million related to impairments of certain equity investments and $0.7 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Income tax provision

	Years Ended December 31,
	2020	$ Change	% Change	2019	$ Change	% Change	2018

	(Dollars in thousands)
Income tax provision	$32,874	$24,649	300%	$8,225	$(3,082)	(27)%	$11,307
Effective income tax rate	6%			2%			2%
For discussion of income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
For the years ended December 31, 2020, 2019, and 2018, the Company recorded an income tax provision of $32.9 million, $8.2 million, and $11.3 million, respectively, representing an effective tax rate of 6%, 2%, and 2%, respectively, which is lower than the U.S. statutory rate of 21% due primarily to excess tax benefits generated by (i) the exercise and vesting of stock-based awards and (ii) research credits. In 2020, these benefits were partially offset by an increase in the valuation allowance for foreign tax credits.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted to respond to economic challenges due to COVID-19. The CARES Act provided Match Group accelerated depreciation deductions and a relaxation of limitations on interest expense deductions, both of which impact the timing of the realizability of our federal and state net operating loss deferred tax assets. The CARES Act did not have a material impact on our income tax provision for the year ended December 31, 2020, or our ability to recover our deferred tax assets.
Related party transactions
For discussion of related party transactions, see “Note 15—Related Party Transactions” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”

PRINCIPLES OF FINANCIAL REPORTING
Match Group reports Adjusted EBITDA and Revenue excluding foreign exchange effects, both of which are supplemental measures to U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA is among the primary metrics by which we evaluate the performance of our business, on which our internal budget is based, and by which management is compensated. Revenue excluding foreign exchange effects provides a comparable framework for assessing how our business performed without the effect of exchange rate differences when compared to prior periods. We believe that investors should have access to the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Match Group endeavors to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures, which we discuss below.
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
Non-Cash Expenses That Are Excluded From Adjusted EBITDA
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units (“RSUs”), performance-based RSUs, and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent that stock-based awards are settled on a net basis, we remit the required tax-withholding amounts from our current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer lists, trade names, and technology, are valued and amortized over their estimated lives. Value is also assigned to (i) acquired indefinite-lived intangible assets, which consist of trade names and trademarks, and (ii) goodwill, which are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA:

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$128,561	$431,131	$626,961
Add back:
Net earnings attributable to noncontrolling interests	59,280	112,689	130,786
Loss (earnings) from discontinued operations, net of tax	366,070	(49,187)	(306,643)
Income tax provision	32,874	8,225	11,307
Other (income) expense, net	(15,861)	2,026	(7,510)
Interest expense	174,791	140,570	94,568
Operating Income	745,715	645,454	549,469
Stock-based compensation expense	102,268	89,724	66,031
Depreciation	41,271	34,355	34,827
Amortization of intangibles	7,525	8,727	1,318
Acquisition-related contingent consideration fair value adjustments	—	—	320
Adjusted EBITDA	$896,779	$778,260	$651,965
Effects of Changes in Foreign Exchange Rates on Revenue
The impact of foreign exchange rates on the Company, due to its global reach, may be an important factor in understanding period over period comparisons if movement in exchange rates is significant. Since our results are reported in U.S. dollars, international revenue is favorably impacted as the U.S. dollar weakens relative to other currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other currencies. We believe the presentation of revenue excluding the effects from foreign exchange, in addition to reported revenue, helps improve the ability to understand the Company’s performance because it excludes the impact of foreign currency volatility that is not indicative of Match Group’s core operating results.
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

The following tables presents the impact of foreign exchange on total revenue, ARPU, and International ARPU for the year ended December 31, 2020 compared to the year ended December 31, 2019 and the year ended December 31, 2019 compared to the year ended December 31, 2018:

	Years Ended December 31,
	2020	$ Change	% Change	2019

	(Dollars in thousands, except ARPU)
Revenue, as reported	$2,391,269	$340,011	17%	$2,051,258
Foreign exchange effects	6,412
Revenue excluding foreign exchange effects	$2,397,681	$346,423	17%	$2,051,258

(Percentage change calculated using non-rounded numbers)
ARPU, as reported	$0.60		3%	$0.58
Foreign exchange effects	0.00
ARPU, excluding foreign exchange effects	$0.60		3%	$0.58

International ARPU, as reported	$0.56		0%	$0.56
Foreign exchange effects	0.00
International ARPU, excluding foreign exchange effects	$0.56		0%	$0.56

	Years Ended December 31,
	2019	$ Change	% Change	2018

	(Dollars in thousands, except ARPU)
Revenue, as reported	$2,051,258	$321,408	19%	$1,729,850
Foreign exchange effects	47,459
Revenue excluding foreign exchange effects	$2,098,717	$368,867	21%	$1,729,850

(Percentage change calculated using non-rounded numbers)
ARPU, as reported	$0.58		2%	$0.57
Foreign exchange effects	0.02
ARPU, excluding foreign exchange effects	$0.60		4%	$0.57

International ARPU, as reported	$0.56		—%	$0.56
Foreign exchange effects	0.03
International ARPU, excluding foreign exchange effects	$0.59		5%	$0.56

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2020	December 31, 2019

	(In thousands)
Cash and cash equivalents:
United States	$581,038	$322,267
All other countries	158,126	143,409
Total cash and cash equivalents	$739,164	$465,676

Long-term debt, net:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
6.375% Senior Notes	—	400,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	—
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	—
2022 Exchangeable Notes	517,500	517,500
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,892,500	3,292,500
Less: unamortized original issue discount and original issue premium, net	312,891	357,887
Less: unamortized debt issuance costs	44,903	44,987
Total long-term debt, net	$3,534,706	$2,889,626
Long-term Debt
For a detailed description of long-term debt, see “Note 7—Long-term Debt, net” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Years ended December 31,
	2020	2019	2018

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$788,552	$647,989	$611,455
Net cash used in investing activities attributable to continuing operations	(3,922,131)	(41,730)	(38,204)
Net cash provided by (used in) financing activities attributable to continuing operations	1,787,846	654,024	(198,768)
2020
Net cash provided by operating activities attributable to continuing operations in 2020 includes adjustments to earnings consisting primarily of $102.3 million of stock-based compensation expense; $44.7 million of original issue discount accretion on the Exchangeable Senior Notes; $41.3 million of depreciation; $7.5 million of amortization of intangibles; other adjustments of $26.7 million, which includes a loss on bond redemption of $16.5 million; and deferred income tax of $5.0 million. The increase in cash from changes in working capital primarily consists of an increase from income taxes payable and receivable of $16.9 million due primarily to the timing of tax payments and refunds; an increase in accounts payable and accrued expenses and other current liabilities of $24.2 million due mainly to the timing of payments, including interest payments; and an increase in deferred revenue of $23.5 million, due mainly to growth in subscription sales. These increases in cash were partially offset by a decrease related to an increase in other assets of $33.2 million primarily related to an increase in prepaid hosting services and an increase in accounts receivable of $24.2 million primarily related to an increase in revenue.
Net cash used in investing activities attributable to continuing operations in 2020 consists primarily of the $3.9 billion of net cash distributed to IAC related to the Separation, which was partially funded by $1.4 billion of net proceeds from the stock issuance in connection with the Separation as noted below, and capital expenditures of $42.4 million that are primarily related to internal development of software and computer hardware to support our products and services.
Net cash provided by financing activities attributable to continuing operations in 2020 is primarily due to proceeds of $1.4 billion from the stock offering in connection with the Separation, which were subsequently transferred to IAC as noted above, proceeds of $1.0 billion from the issuance of the 4.125% and 4.625% Senior Notes, partially offset by the redemption of the $400.0 million 6.375% Senior Notes, payments of $212.0 million for withholding taxes paid on behalf of employees for net settled equity awards of both Former Match Group and Match Group, and purchases of treasury stock of Former Match Group of $132.9 million.
2019
Net cash provided by operating activities attributable to continuing operations in 2019 includes adjustments to earnings consisting primarily of $89.7 million of stock-based compensation expense, $34.4 million of depreciation, $30.4 million of original issue discount accretion on the Exchangeable Senior Notes, and $8.7 million of amortization of intangibles. Partially offsetting these adjustments was deferred income tax of $19.6 million primarily related to net operating loss created by settlement of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in other assets of $24.2 million primarily related to an increase in prepaid hosting services, an increase in accounts receivable of $17.9 million primarily related to an increase in revenue, and a decrease from income taxes payable and receivable of $4.2 million due primarily to the timing of tax payments. These decreases in cash were partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $33.7 million due mainly to the timing of payments, including interest payments; and an increase in deferred revenue of $9.5 million, due mainly to growth in subscription sales.
Net cash used in investing activities attributable to continuing operations in 2019 consists primarily of capital expenditures of $39.0 million that are primarily related to internal development of software and computer hardware to support our products and services.
Net cash provided by financing activities attributable to continuing operations in 2019 is primarily due to $1.2 billion from the issuance of the 2026 and 2030 Exchangeable Notes; proceeds of $350.0 million from the issuance of the 5.625% Senior Notes and proceeds of $40.0 million from borrowings under the Credit Facility. Partially offsetting these proceeds were cash payments of $300.0 million for the repayment of borrowings under the Credit Facility, purchases of treasury stock of $216.4 million, $203.2 million for withholding taxes paid on behalf of employees for net settled equity awards, and $136.9 million used to pay the net premium on the 2026 and 2030 Exchangeable Notes hedge and warrant transactions.
2018
Net cash provided by operating activities attributable to continuing operations in 2018 includes adjustments to earnings consisting primarily of $66.0 million of stock-based compensation expense, $34.8 million of depreciation, and $1.3 million of amortization of intangibles. Partially offsetting these adjustments was deferred income tax of $23.0 million primarily related to an increase in tax credit carryforwards, partially offset by the utilization of net operating losses. The increase in cash from changes in working capital primarily consists of an increase in accounts payable and accrued expenses and other current liabilities of $21.4 million due to the timing of payments; a decrease in accounts receivable of $17.3 million primarily related to an accelerated cash receipt from a mobile app store provider; an increase in deferred revenue of $13.1 million, due mainly to growth in subscription sales; and an increase from income taxes payable and receivable of $26.9 million due primarily to the timing of tax payments. These increases in cash were partially offset by an increase in other assets of $14.6 million primarily related to an increase in capitalized mobile app fees.
Net cash used in investing activities attributable to continuing operations in 2018 consists primarily of capital expenditures of $31.4 million that are primarily related to computer hardware and internal development of software to support our products and services and purchases of investments of $3.8 million, partially offset by net cash acquired in a business combination of $1.1 million.
Net cash used in financing activities attributable to continuing operations in 2018 is primarily due to withholding taxes paid on behalf of employees for net settled stock awards of $207.7 million, purchases of treasury stock of $133.5 million, a cash dividend of $105.1 million, purchases of non-controlling interests of $10.0 million, and debt issuance costs of $1.7 million. Partially offsetting these payments were proceeds of $260.0 million from a draw on the Credit Facility.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents. At December 31, 2020, $749.8 million was available under the Credit Facility that expires on February 13, 2025.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2021 cash capital expenditures will be between $80 million and $90 million, an increase from 2020 cash capital expenditures primarily related to leasehold improvements in our new leased New York office space, and building improvements at our company owned buildings in Los Angeles.
In February 2021, the Company entered into a definitive agreement to acquire Hyperconnect, Inc. (“Hyperconnect”), a leading social discovery and video technology company based in Seoul, South Korea. The acquisition is valued at approximately $1.725 billion, subject to customary adjustments for cash, debt-like items, and net working capital at the closing of the acquisition. The Company has the option to pay up to 50% of the consideration in common stock of the Company, with the remaining balance of the consideration paid in cash. The Company expects to fund the cash portion of the consideration with cash on hand and its existing revolving credit facility. The Company may also opt to use additional third-party financing. The acquisition is anticipated to close in the second quarter of 2021, subject to customary closing conditions and receipt of certain regulatory approvals.
At December 31, 2020, all of the Company’s international cash can be repatriated without significant tax consequences.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service, or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments or to provide for greater financial flexibility. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total

	(In thousands)
Long-term debt(b)	$115,581	$744,102	$222,097	$3,714,837	$4,796,617
Operating leases(c)	14,806	22,813	18,172	62,458	118,249
Purchase obligation(d)	54,000	9,000	12,000	—	75,000
Total contractual obligations	$184,387	$775,915	$252,269	$3,777,295	$4,989,866
_______________________________________________________________________________
(a)The Company has excluded $41.8 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
(b)Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at December 31, 2020 consists of the 5.00%, 5.625%, 4.125%, and 4.625% Senior Notes of $450 million, $350 million, $500 million, and $500 million, respectively, which bear interest at fixed rates; the 2022, 2026, and 2030 Exchangeable Notes of $518 million, $575 million, and $575 million, respectively, which bear interest at fixed rates; and the Term Loan balance of $425 million, which bears interest at a variable rate. The Term Loan bears interest at LIBOR plus 1.75%, or 1.96%, at December 31, 2020. The amount of interest ultimately paid on the Term Loan may differ based on changes in interest rates and outstanding balances. For additional information on long-term debt, see “Note 7—Long-term Debt, net” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
(c)The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see “Note 13—Leases” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
(d)The purchase obligations consist primarily of a web hosting commitment.
We also had $0.2 million of letters of credit and surety bonds outstanding at December 31, 2020 that could potentially require performance by the Company in the event of demands by third parties or other contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company did not have any off-balance sheet arrangements at December 31, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of Match Group’s accounting policies contained in “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data” in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Business Combinations and Contingent Consideration Arrangements
Acquisitions have been, and will continue to be, an important part of the Company’s growth strategy. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations in the past, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company’s largest asset with a carrying value of $1.3 billion and $1.2 billion at December 31, 2020 and 2019, representing 43% and 15%, respectively, of the Company’s total assets. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $226.6 million and $221.2 million at December 31, 2020 and 2019, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative test, which would require a valuation of the reporting unit, as of October 1. If needed, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded. The 2020 and 2019 annual assessments did not identify any impairments.

As a result of the Separation, the Company had a negative carrying value for the Company’s annual goodwill test at October 1, 2020. Additionally, an impairment test of goodwill was not necessary because there were no factors identified that would indicate an impairment loss. The Company continued to have a negative carrying value at December 31, 2020.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 10% to 23% in 2020 and 11% to 26% in 2019, and the royalty rates used ranged from 5% to 8% in 2020 and 3% to 8% in 2019.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. During the year ended December 31, 2020, the Company recognized an impairment charge related to the Match brand in the UK and the Meetic brand in Europe of $4.6 million. During the year ended December 31, 2019, the Company recognized an impairment charge on the Match brand in the UK of $6.6 million. At December 31, 2019, the aggregate indefinite-lived intangible asset balance for which the estimate of fair value at that time was less than 110% of their carrying values was approximately $92.3 million. At December 31, 2020, no indefinite-lived intangible asset balance had an estimated fair value less than 110% of carrying value.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, consisting of property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of property and equipment and definite-lived intangible assets was $112.1 million and $108.2 million, at December 31, 2020 and 2019, respectively.
Income Taxes
Match Group is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Under this method, we recognize deferred income tax assets and liabilities for the future tax consequences of temporary differences between the financial reporting and tax bases of asset and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. We recognize the deferred income tax effects of a change in tax rates in the period of enactment.
A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and tax planning strategies in assessing the need for a valuation allowance.
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained based on the technical merits of the position. Such tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustment. We make adjustments to our unrecognized tax benefits when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. Although we believe that we have adequately reserved for our uncertain tax positions, the final outcome of these matters may vary significantly from our estimates. To the extent that the final outcome of these matters is different from the amounts recorded, such differences will affect the income tax provision in the period in which such determination is made, and could have a material impact on our financial condition and operating results.
As of December 31, 2020, $158.1 million in cash and cash equivalents was held by our foreign subsidiaries. Generally, our ability to distribute cash from these subsidiaries is limited to that subsidiary’s distributable reserves and after considering other corporate legal restrictions. As a result of the Tax Cuts and Jobs Act enacted in the U.S. in 2017, earnings in our foreign jurisdictions are generally available for distribution to the U.S. without significant tax consequences.
Stock-Based Compensation
The Company recorded stock-based compensation expense of $102.3 million and $89.7 million for the years ended December 31, 2020 and 2019, respectively.
Stock-based compensation at the Company is complex due to our desire to attract, retain, and reward employees at many of our brands by allowing them to benefit from the value they help to create. We also utilize equity awards as part of our acquisition strategy. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of our non-public subsidiaries as well as in Match Group, Inc. We further refine this approach by tailoring the terms of equity awards as appropriate. For example, we issue certain equity awards with vesting conditioned on the achievement of specified performance targets such as revenue or profits; these awards are referred to as performance awards. In other cases, we condition the vesting of equity awards to the achievement of value targets for a specific subsidiary or the Company’s stock price; these awards are referred to as market-based awards.
The Company issues restricted stock units (“RSUs”) and performance-based stock units (“PSUs”). The value of RSUs with vesting subject only to continued service is based on the fair value of Match Group common stock on the grant date. The value of RSUs that include a market condition is based on fair value estimated using a lattice model. The value of RSUs is expensed as stock-based compensation expense over the applicable vesting term. For PSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.
At December 31, 2020, the Company’s outstanding long-term debt was $3.9 billion, of which $3.5 billion consists of Senior Notes and Exchangeable Senior Notes that bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed-rate debt will exceed those on debt based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $135.5 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. At December 31, 2020, the $425 million Term Loan bore interest at a variable rate, LIBOR plus 1.75%. At December 31, 2020, the rate in effect was 1.96%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Term Loan would increase or decrease, respectively, by $4.3 million based upon the outstanding balance and rate in effect at December 31, 2020.
On February 13, 2020, the Credit Facility and the Term Loan were amended to, among other things, provide for a benchmark replacement should the LIBOR rate not be available in the future. The rate used would be agreed to between the administrative agent and Match Group and may be based upon a secured overnight financing rate at the Federal Reserve Bank of New York. Additional information about the benchmark replacement can be found Amendment No. 6 to the Credit Agreement.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions within the European Union (“EU”) and Asia. We are exposed to foreign exchange risk for primarily the Euro and British Pound (“GBP”).
For the years ended December 31, 2020, 2019 and 2018, international revenue accounted for 53%, 53% and 50%, respectively, of our consolidated revenue. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average GBP and Euro exchange rates strengthened against the U.S. Dollar by 1% and 2%, respectively, in 2020 compared to 2019. Foreign currency exchange rate changes during the years ended December 31, 2020 and 2019 negatively impacted revenue by $6.4 million and $47.5 million, respectively, or less than 1% and 2% of total revenue, respectively. See “Principles of Financial Reporting” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Revenue excluding foreign exchange effects and a reconciliation of Revenue to Revenue excluding foreign exchange effects.
Foreign currency exchange gains and losses included in the Company’s earnings for the years ended December 31, 2020, 2019 and 2018 are (losses) and gains of $(0.6) million, $(0.9) million and $5.3 million, respectively.
Foreign currency exchange gains or losses historically have not been material to the Company. As a result, we have not historically, hedged any foreign currency exposures. The continued growth and expansion of our international operations into new countries increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect our future results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Match Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock-Based Compensation
Description of the Matter
During the year ended December 31, 2020, the Company recorded stock-based compensation expense of $102.3 million. As discussed in Note 11 to the consolidated financial statements, the Company issues various types of equity awards, including stock options, restricted stock units, performance-based awards, market-based awards and equity instruments denominated in the shares of certain subsidiaries.
Auditing the Company’s accounting for stock-based compensation required complex auditor judgment due to the number and the variety of the types of equity awards, the subjectivity of assumptions used to value stock-based awards (e.g., expected term), the frequent use of performance-based vesting conditions and the existence of awards denominated in the shares of certain subsidiaries.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over stock-based compensation. For example, we tested controls over the Company’s process to assess the completeness of its share-based awards and for measuring and recording stock-based compensation, including management’s review of the underlying calculations, and the significant assumptions used in valuing certain awards.
To test stock-based compensation expense, we performed audit procedures that included, among others, assessing the completeness of the awards granted and evaluating the methodologies used to estimate the fair value of the awards granted and the significant assumptions described above. Our procedures also included, evaluating the key terms and conditions of awards granted to assess the accounting treatment for a sample of awards and testing the clerical accuracy of the calculation of the expense recorded. Additionally, we involved our internal valuation specialists to assess certain assumptions used in estimating the fair value of the awards.

Recoverability of Indefinite-Lived Intangible Assets
Description of the Matter
As of December 31, 2020, the Company’s indefinite-lived intangible asset balance, excluding goodwill, was $226.6 million. As disclosed in Note 2 to the consolidated financial statements, indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying value.
Auditing management’s impairment tests for indefinite-lived intangible assets was complex and judgmental due to the measurement uncertainty in estimating the fair value of indefinite-lived intangible assets. Specifically, the fair value estimates for indefinite-lived intangible assets were sensitive to assumptions such as discount rates, revenue growth rates, royalty rates and projected cash flow terminal growth rates. These assumptions are affected by such factors as expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its indefinite-lived intangible assets impairment review process. For example, we tested controls over the Company’s forecasting and budgeting process as well as controls over management’s review of the significant assumptions used to estimate the fair values of the indefinite-lived intangible assets.
To test the estimated fair value of indefinite-lived intangible assets, our audit procedures included, among others, assessing the methodologies and testing the significant assumptions and underlying data used by the Company. We evaluated the Company’s underlying forecast and budget information by comparing the significant assumptions to current industry and economic trends, changes in the Company’s business model and assessed the historical accuracy of management’s estimates. For example, we evaluated management’s forecasted revenue to identify, understand and evaluate changes as compared to historical results. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of indefinite-lived intangible assets resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating management’s methodologies and significant assumptions applied in developing the fair value estimates.

Separation of Match Group and IAC/InterActiveCorp
Description of the Matter
As described in Note 1 to the consolidated financial statements, the companies formerly known as Match Group, Inc. (“Former Match Group”) and IAC/InterActiveCorp (“Former IAC”) completed the separation of Match Group from IAC on June 30, 2020. At the effective date, the two public companies were fully separated as follows: (1) Match Group, which consists of the businesses of Former Match Group and certain financing subsidiaries previously owned by Former IAC, and (2) IAC/InterActiveCorp, formerly known as IAC Holdings, Inc. (“IAC”), consisting of Former IAC’s businesses other than Match Group and certain financing subsidiaries (the “Separation”). As disclosed in Note 4, the operations of the Former IAC businesses other than Match Group and certain financing subsidiaries, are presented as discontinued operations.
Auditing the Separation transaction required a significant amount of audit effort due to the especially complex nature of the transaction among related parties and the presentation of the Former IAC businesses as discontinued operations. In particular, significant audit effort was necessary to perform procedures and evaluate evidence relating to management's evaluation of the Separation transaction, including the determination of the U.S. federal income tax consequences, which required complex auditor judgement in determining the appropriate tax treatment for the Separation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the Separation and basis of presentation. For example, we tested controls over management’s analysis and review of the Separation documents, management’s review of the accounting conclusions reached related to the discounted operations presentation, management’s review of the recording of the related journal entries and management’s review and analysis of the appropriate tax treatment for the Separation.
To test the accounting for the transactions related to the Separation among related parties and the basis of presentation, our audit procedures included, among others, inspecting the Separation related documents, such as the transaction agreement and tax matters agreement; inquiring of executive officers, key members of management, the Audit Committee of the Board of Directors and legal counsel regarding the Separation; inspecting the Company’s minutes from meetings of the Board of Directors and related committees; verifying that the discontinued operations were properly determined, calculated and presented and assessing the appropriateness of the composition of the consolidated financial statements. For example, we tested the Separation journal entries recorded and vouched the cash transactions. In addition, we involved internal tax specialists to assist in reviewing the series of steps that effectuated the Separation and the related tax opinion, verifying the appropriateness of the tax treatment for the Separation.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1996.

New York, New York
February 25, 2021

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2020	2019

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$739,164	$465,676
Accounts receivable, net of allowance of $286 and $578, respectively	137,023	116,459
Other current assets	144,025	97,850
Current assets of discontinued operations	—	3,028,079
Total current assets	1,020,212	3,708,064
Property and equipment, net	107,799	101,065
Goodwill	1,270,532	1,239,839
Intangible assets, net	230,900	228,324
Deferred income taxes	224,013	192,496
Other non-current assets	123,524	64,232
Non-current assets of discontinued operations	—	2,830,783
TOTAL ASSETS	$2,976,980	$8,364,803
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$29,200	$20,191
Deferred revenue	239,088	218,843
Accrued expenses and other current liabilities	231,748	182,250
Current liabilities of discontinued operations	—	588,896
Total current liabilities	500,036	1,010,180
Long-term debt, net	3,534,706	2,889,626
Income taxes payable	14,582	30,295
Deferred income taxes	17,213	18,285
Other long-term liabilities	86,428	26,158
Non-current liabilities of discontinued operations	—	447,414
Redeemable noncontrolling interests	640	44,527
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 267,329,284 and 0 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	267	—
Former IAC common stock; $0.001 par value; authorized 1,600,000,000 shares; 0 and 263,229,724 shares issued; and 0 and 78,889,779 shares outstanding at December 31, 2020 and December 31, 2019, respectively	—	263
Former IAC Class B convertible common stock; $0.001 par value; authorized 400,000,000 shares; 0 and 16,157,499 shares issued; and 0 and 5,789,499 shares outstanding at December 31, 2020 and December 31, 2019, respectively	—	16
Additional paid-in capital	7,394,646	11,683,799
Retained earnings	(8,491,126)	1,689,925
Accumulated other comprehensive loss	(81,454)	(136,349)
Treasury stock; 0 and 194,707,945 shares, respectively	—	(10,309,612)
Total Match Group, Inc. shareholders’ equity	(1,177,667)	2,928,042
Noncontrolling interests	1,042	970,276
Total shareholders’ equity	(1,176,625)	3,898,318
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,976,980	$8,364,803
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018

	(In thousands, except per share data)
Revenue	$2,391,269	$2,051,258	$1,729,850
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	635,833	527,184	410,000
Selling and marketing expense	479,907	427,440	419,954
General and administrative expense	311,207	256,138	182,252
Product development expense	169,811	151,960	132,030
Depreciation	41,271	34,355	34,827
Amortization of intangibles	7,525	8,727	1,318
Total operating costs and expenses	1,645,554	1,405,804	1,180,381
Operating income	745,715	645,454	549,469
Interest expense	(174,791)	(140,570)	(94,568)
Other income (expense), net	15,861	(2,026)	7,510
Earnings from continuing operations, before tax	586,785	502,858	462,411
Income tax provision	(32,874)	(8,225)	(11,307)
Net earnings from continuing operations	553,911	494,633	451,104
(Loss) earnings from discontinued operations, net of tax	(366,070)	49,187	306,643
Net earnings	187,841	543,820	757,747
Net earnings attributable to noncontrolling interests	(59,280)	(112,689)	(130,786)
Net earnings attributable to Match Group, Inc. shareholders	$128,561	$431,131	$626,961

Net earnings per share from continuing operations:
Basic	$2.21	$2.15	$2.03
Diluted	$2.00	$1.88	$1.73

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.58	$2.37	$3.48
Diluted	$0.49	$2.08	$3.05

Stock-based compensation expense by function:
Cost of revenue	$4,201	$3,693	$2,287
Selling and marketing expense	5,141	5,112	3,599
General and administrative expense	59,174	42,863	32,346
Product development expense	33,752	38,056	27,799
Total stock-based compensation expense	$102,268	$89,724	$66,031
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Net earnings	$187,841	$543,820	$757,747
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	39,415	(9,961)	(31,411)
Change in unrealized losses and gains on available-for-sale securities	(1)	(5)	5
Total other comprehensive income (loss)	39,414	(9,966)	(31,406)
Comprehensive income	227,255	533,854	726,341
Comprehensive loss (income) attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(59,280)	(112,689)	(130,786)
Change in foreign currency translation adjustment attributable to noncontrolling interests	1,072	2,023	6,129
Change in unrealized losses and gains of available-for-sale debt securities attributable to noncontrolling interests	—	1	(1)
Comprehensive income attributable to noncontrolling interests	(58,208)	(110,665)	(124,658)
Comprehensive income attributable to Match Group, Inc. shareholders	$169,047	$423,189	$601,683
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2020, 2019, and 2018

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
		(In thousands)
Balance as of December 31, 2017	$42,867	$—	—	$261	260,624	$16	16,157	$12,165,002	$595,038	$(103,568)	$(10,226,721)	$2,430,028	$516,795	$2,946,823
Net earnings for the year ended December 31, 2018	33,897	—	—	—	—	—	—	—	626,961	—	—	626,961	96,889	723,850
Other comprehensive loss, net of tax	(702)	—	—	—	—	—	—	—	—	(25,278)	—	(25,278)	(5,426)	(30,704)
Stock-based compensation expense	1,138	—	—	—	—	—	—	75,311	—	—	—	75,311	161,971	237,282
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	1	1,679	—	—	21,785	—	—	—	21,786	—	21,786
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	(102,922)	—	124	—	(102,798)	35,559	(67,239)
Dividends paid to Former Match Group noncontrolling interests	—			—	—	—	—	—	—	—	—	—	(105,126)	(105,126)
Purchase of treasury stock	—			—	—	—	—	—	—	—	(82,891)	(82,891)	—	(82,891)
Purchase of noncontrolling interest	(14,785)			—	—	—	—	—	—	—	—	—	(9,364)	(9,364)
Adjustment of redeemable noncontrolling interests to fair value	4,098	—	—	—	—	—	—	(4,098)	—	—	—	(4,098)	—	(4,098)
Noncontrolling interests created in acquisitions	2,261			—	—	—	—	—	—	—	—	—	14,307	14,307
Purchase of Match Group and ANGI treasury stock	—	—	—	—	—	—	—	(133,455)	—	—	—	(133,455)	—	(133,455)
Cumulative effect of adoption of ASU 2014-09	—	—	—	—	—	—	—	—	36,795	—	—	36,795	3,410	40,205
Other	(3,087)	—	—	—	—	—	—	764	—	—	—	764	(339)	425
Balance as of December 31, 2018	65,687	—	—	262	262,303	16	16,157	12,022,387	1,258,794	(128,722)	(10,309,612)	2,843,125	708,676	3,551,801
Net earnings for the year ended December 31, 2019	2,835	—	—	—	—	—	—	—	431,131	—	—	431,131	109,854	540,985
Other comprehensive income (loss), net of tax	39	—	—	—	—	—	—	—	—	(7,942)	—	(7,942)	(2,063)	(10,005)
Stock-based compensation expense	148	—	—	—	—	—	—	82,619	—	—	—	82,619	155,457	238,076
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	1	927	—	—	(82,463)	—	—	—	(82,462)	—	(82,462)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	(236,897)	—	315	—	(236,582)	(1,794)	(238,376)
Purchase of redeemable noncontrolling interests	(40,432)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	11,554	—	—	—	—	—	—	(11,554)	—	—	—	(11,554)	—	(11,554)
Noncontrolling interests created in an acquisition	4,781	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of exchangeable note hedges	—	—	—	—	—	—	—	(303,428)	—	—	—	(303,428)	—	(303,428)
Equity component of exchangeable Senior Notes, net of deferred financing costs and deferred tax liabilities	—	—	—	—	—	—	—	320,998	—	—	—	320,998	—	320,998
Issuance of warrants	—	—	—	—	—	—	—	166,520	—	—	—	166,520	—	166,520
Purchase of Match Group and ANGI treasury stock	—	—	—	—	—	—	—	(274,302)	—	—	—	(274,302)	—	(274,302)
Other	(85)	—	—	—	—	—	—	(81)	—	—	—	(81)	146	65
Balance as of December 31, 2019	$44,527	$—	—	$263	263,230	$16	16,157	$11,683,799	$1,689,925	$(136,349)	$(10,309,612)	$2,928,042	$970,276	$3,898,318

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2020, 2019, and 2018 (continued)

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss (Income)	Treasury Stock	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
		(In thousands)
Balance as of December 31, 2019	$44,527	$—	—	$263	263,230	$16	16,157	$11,683,799	$1,689,925	$(136,349)	$(10,309,612)	$2,928,042	$970,276	$3,898,318
Net (loss) earnings for the year ended December 31, 2020	(3,136)	—	—	—	—	—	—	—	128,561	—	—	128,561	62,416	190,977
Other comprehensive (loss) income, net of tax	(686)	—	—	—	—	—	—	—	—	40,486	—	40,486	(386)	40,100
Stock-based compensation expense	15	—	—	—	—	—	—	134,528	—	—	—	134,528	86,363	220,891
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	8	8,373	—	—	—	—	155,285	—	—	—	155,293	—	155,293
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	1	453	—	—	(34,518)	—	—	—	(34,517)	—	(34,517)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	(212,270)	—	628	—	(211,642)	(11,405)	(223,047)
Purchase of redeemable noncontrolling interests	(3,165)			—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	6,669			—	—	—	—	(6,669)	—	—	—	(6,669)	—	(6,669)
Purchase of Match Group and ANGI treasury stock	—	—	—	—	—	—	—	(187,735)	—	—	—	(187,735)	—	(187,735)
Retire treasury stock	—	—	—	(184)	(184,340)	(10)	(10,368)	194	(10,309,612)	—	10,309,612	—	—	—
Exchange Common stock and Class B for Class M Common stock and spin off IAC	(43,583)	184	183,749	(80)	(79,343)	(6)	(5,789)	(4,745,323)	—	13,781	—	(4,731,444)	(498,792)	(5,230,236)
Acquire Former Match Group noncontrolling interest	—	58	57,868	—	—	—	—	608,110	—	—	—	608,168	(608,168)	—
Issuance of common stock	—	17	17,339	—	—	—	—	(17)	—	—	—	—	—	—
Other	(1)	—	—	—	—	—	—	(738)	—	—	—	(738)	738	—
Balance as of December 31, 2020	$640	$267	267,329	$—	—	$—	—	$7,394,646	$(8,491,126)	$(81,454)	$—	$(1,177,667)	$1,042	$(1,176,625)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$553,911	$494,633	$451,104
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	102,268	89,724	66,031
Depreciation	41,271	34,355	34,827
Amortization of intangibles	7,525	8,727	1,318
Deferred income taxes	4,985	(19,608)	(23,005)
Accretion of original issue discount of Exchangeable Senior Notes	44,743	30,429	13,134
Other adjustments, net	26,705	12,694	4,032
Changes in assets and liabilities
Accounts receivable	(24,213)	(17,861)	17,272
Other assets	(33,224)	(24,162)	(14,600)
Accounts payable and other liabilities	24,155	33,741	21,386
Income taxes payable and receivable	16,913	(4,161)	26,898
Deferred revenue	23,513	9,478	13,058
Net cash provided by operating activities attributable to continuing operations	788,552	647,989	611,455
Cash flows from investing activities attributable to continuing operations:
Net cash (used) acquired in business combinations	—	(3,759)	1,136
Capital expenditures	(42,376)	(39,035)	(31,397)
Purchases of investments	(9,115)	—	(3,800)
Net cash distribution related to Separation of IAC	(3,870,550)	—	—
Other, net	(90)	1,064	(4,143)
Net cash used in investing activities attributable to continuing operations	(3,922,131)	(41,730)	(38,204)
Cash flows from financing activities attributable to continuing operations:
Borrowings under the Credit Facility	20,000	40,000	260,000
Proceeds from Senior Notes offerings	1,000,000	350,000	—
Proceeds from Exchangeable Senior Notes offerings	—	1,150,000	—
Principal payment on Senior Notes	(400,000)	—	—
Principal payments on Credit Facility	(20,000)	(300,000)	—
Purchase of exchangeable note hedges	—	(303,428)	—
Proceeds from issuance of warrants	—	166,520	—
Debt issuance costs	(13,517)	(27,815)	(1,740)
Purchase of Former Match Group treasury stock	(132,868)	(216,353)	(133,455)
Dividends	—	—	(105,126)
Proceeds from stock offering	1,421,801	—	—
Proceeds from issuance of common stock pursuant to stock-based awards	155,402	—	12
Withholding taxes paid on behalf of employees on net settled stock-based awards	(211,958)	(203,177)	(207,720)
Purchase of noncontrolling interests	(15,827)	(1,650)	(9,980)
Other, net	(15,187)	(73)	(759)
Net cash provided by (used in) financing activities attributable to continuing operations	1,787,846	654,024	(198,768)
Total cash (used in) provided by continuing operations	(1,345,733)	1,260,283	374,483
Net cash provided by operating activities attributable to discontinued operations	13,630	289,949	376,672
Net cash used in investing activities attributable to discontinued operations	(963,420)	(287,798)	(135,235)
Net cash used in financing activities attributable to discontinued operations	(110,959)	(254,193)	(114,030)
Total cash (used in) provided by discontinued operations	(1,060,749)	(252,042)	127,407
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,426	(1,568)	(1,887)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,401,056)	1,006,673	500,003
Cash, cash equivalents, and restricted cash at beginning of period	3,140,358	2,133,685	1,633,682
Cash, cash equivalents, and restricted cash at end of period	$739,302	$3,140,358	$2,133,685
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
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
Separation of Match Group and IAC
On June 30, 2020, the companies formerly known as Match Group, Inc. (referred to as “Former Match Group”) and IAC/InterActiveCorp (referred to as “Former IAC”) completed the separation of the Company from IAC through a series of transactions that resulted in two, separate public companies—(1) Match Group, which consists of the businesses of Former Match Group and certain financing subsidiaries previously owned by Former IAC, and (2) IAC/InterActiveCorp, formerly known as IAC Holdings, Inc. (“IAC”), consisting of Former IAC’s businesses other than Match Group (the “Separation”). See “Note 8—Shareholders’ Equity” for additional information about the series of transactions.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following diagram illustrates the simplified organizational and ownership structures of IAC and Match Group immediately after the Separation.
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
Discontinued Operations
As a result of the Separation, the operations of Former IAC businesses other than Match Group are presented as discontinued operations. See “Note 4—Discontinued Operations” for additional details.
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
estimates. When our assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within Other income (expense), net.
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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of cash equivalents; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the carrying value of right-of-use assets (“ROU assets”); the useful lives and recoverability of definite-lived intangible assets and property and equipment; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets, and other factors that the Company considers relevant.
Revenue Recognition
The Company accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenue is recognized when control of the promised services is transferred to our customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company’s revenue is primarily derived directly from users in the form of recurring subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, generally all purchases are final and nonrefundable. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period, which generally ranges from one to six months. Revenue is also earned from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized when an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue associated with offline events is recognized when each event occurs.
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
Transaction Price
The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for its services, including amounts that are variable. The Company determines the total transaction price, including an estimate of any variable consideration, at contract inception and reassesses this estimate each reporting period.
The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASU No. 2014-09 applicable to such contracts and does not consider the time value of money.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain costs, primarily mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. The Company recognizes an asset for these costs if we expect to recover those costs. Mobile app store fees are amortized over the period of contract performance. Specifically, the Company capitalizes and amortizes mobile app store fees over the term of the applicable subscription.
During the years ended December 31, 2020 and 2019, the Company recognized expense of $414.7 million and $364.7 million, respectively, related to the amortization of these costs. The contract asset balances at December 31, 2020 and 2019, and 2018 related to costs to obtain a contract are $33.5 million, $28.5 million, and $29.2 million, respectively, included in “Other current assets” in the accompanying consolidated balance sheet.
Accounts Receivables, Net of Allowance for Credit Losses and Revenue Reserves
The majority of our users purchase our products through mobile app stores. At December 31, 2020, two mobile app stores accounted for approximately 65% and 11%, respectively, of our gross accounts receivables. The comparable amounts at December 31, 2019 were 56% and 13%, respectively. We evaluate the credit worthiness of these two mobile app stores on an ongoing basis and do not require collateral from these entities. We generally collect these balances between 30 and 45 days following the purchase. Payments made directly through our applications are processed by third-party payment processors. We generally collect these balances within 3 to 5 days following the purchase. The Company also maintains allowances to reserve for potential credits issued to users or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Accounts receivable related to indirect revenue include amounts billed and currently due from customers. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon historical collection trends adjusted for economic conditions using reasonable and supportable forecasts. The time between the Company issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services are generally due no later than 30 days from invoice date.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balances are $239.1 million, $218.8 million, and $209.9 million at December 31, 2020 and 2019, and 2018, respectively. During the years ended December 31, 2020 and 2019, the Company recognized $218.8 million and $209.9 million of revenue that was included in the deferred revenue balance as of December 31, 2019 and 2018, respectively. At December 31, 2020 and 2019, there is no non-current portion of deferred revenue.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Direct Revenue:
North America	$1,185,307	$1,024,161	$902,478
International	1,159,417	983,013	774,693
Total Direct Revenue	2,344,724	2,007,174	1,677,171
Indirect Revenue (principally advertising revenue)	46,545	44,084	52,679
Total Revenue	$2,391,269	$2,051,258	$1,729,850

Direct Revenue
Tinder	$1,355,400	$1,152,045	$805,316
Other brands	989,324	855,129	871,855
Total Direct Revenue	$2,344,724	$2,007,174	$1,677,171
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of (i) AAA rated government money market funds and (ii) time deposits. Internationally, cash equivalents primarily consist of money market funds.
Property and Equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Buildings and building improvements	10 to 39 years
Computer equipment and capitalized software	2 to 3 years
Furniture and other equipment	5 years
Leasehold improvements	6 to 10 years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $34.9 million and $27.5 million at December 31, 2020 and 2019, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company typically engages outside valuation experts to assist in the allocation of purchase price to the identifiable intangible assets acquired, but management has ultimate responsibility for the valuation methods, models, and inputs used and the resulting purchase price allocation. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill on its one reporting unit and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded.
As a result of the Separation, the Company had a negative carrying value for the Company’s annual goodwill test at October 1, 2020. Additionally, an impairment test of goodwill was not necessary because there were no factors identified that would indicate an impairment loss. The Company continued to have a negative carrying value at December 31, 2020.
The Company foregoes a qualitative assessment and tests goodwill for impairment when it concludes that it is more likely than not that there may be an impairment. If needed, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company’s reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty discounted cash flow (“DCF”) valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 10% to 23% in 2020 and 11% to 26% in 2019, and the royalty rates used ranged from 5% to 8% in 2020 and 3% to 8% in 2019. During the year ended December 31, 2020, the Company recognized an impairment charge related to the Match brand in the UK and the Meetic brand in Europe of $4.6 million, which is included within amortization. During the year ended December 31, 2019, the Company recognized an impairment charge on the Match brand in the UK of $6.6 million, which is included within amortization. At December 31, 2019, the aggregate indefinite-lived intangible asset balance for which the estimate of fair value at that time was less than 110% of their carrying values was approximately $92.3 million. At December 31, 2020, no indefinite-lived intangible asset balance had an estimated fair value less than 110% of carrying value.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of ROU assets, property and equipment, and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized.
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
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, and property and equipment, are adjusted to fair value only when an impairment is recognized. The Company’s financial assets, comprising of equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and social media sites; offline marketing, which is primarily television advertising; and payments to partners who direct traffic to our websites. Advertising expense is $438.7 million, $388.6 million and $386.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Legal Costs
Legal costs are expensed as incurred.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgement is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained based on the technical merits of the position. Such tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to Match Group shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company. See “Note 10—Earnings per Share” for additional information on dilutive securities.
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of Other income (expense), net. See “Note 17—Consolidated Financial Statement Details” for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive loss into earnings. Losses of $0.2 million and $0.1 million during the years ended December 31, 2020 and 2018 are included in “Other income (expense), net” in the accompanying consolidated statement of operations. There were no such gains or losses for the year ended December 31, 2019.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See “Note 11—Stock-based Compensation” for a discussion of the Company’s stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the consolidated subsidiaries of the Company are ordinarily reported on the consolidated balance sheet within shareholders’ equity, separately from the Company’s equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders’ equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders’ equity in the accompanying consolidated balance sheet.
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests, or allow the Company to acquire such interests, at fair value. These put and call arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counterparty at various future dates. One of these arrangements was exercised during each of the years ended December 31, 2020 and 2019, and two of these arrangements were exercised during the year ended December 31, 2018. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2020, 2019, and 2018, the Company recorded adjustments of $6.7 million, $11.6 million, and $4.1 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain Risks and Concentrations
The Company’s business is subject to certain risks and concentrations, including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are principally maintained with financial institutions that are not covered by deposit insurance.
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
The Company adopted ASU No. 2019-12 effective January 1, 2020. ASU No. 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU No. 2019-12 on January 1, 2020 using the modified retrospective basis for those amendments that are not applied on a prospective basis. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s consolidated financial statements.
Accounting pronouncements not yet adopted by the Company
In August 2020, the FASB issued ASU No. 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the discount resulting from the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s exchangeable senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which will result in increased dilutive securities as the assumption of cash settlement of the notes will not be available for the purpose of calculating earnings per share. The provisions of ASU 2020-06 are effective for reporting periods beginning after December 15, 2021, with early adoption permitted for reporting periods beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis.
The Company anticipates adopting ASU No. 2020-06 as of January 1, 2021 on a fully retrospective basis. For the year ended December 31, 2020 after adoption of ASU No. 2020-16, we expect interest expense will decrease by approximately $44 million and the income tax provision will increase approximately $10 million resulting in an increase in net earnings from continuing operations of approximately $34 million. Basic earnings per share from continuing operations would increase approximately $0.16 and dilutive earnings per share from continuing operations would increase approximately $0.09 with an increase of weighted average dilutive shares outstanding of approximately 14 million shares. As of December 31, 2020 after adoption of ASU No. 2020-06, we expect long-term debt, net to increase approximately $300 million, with a similar reduction in additional paid-in capital.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
U.S. and foreign earnings before income taxes are as follows:

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
U.S.	$503,802	$424,474	$367,567
Foreign	82,983	78,384	94,844
Total	$586,785	$502,858	$462,411
The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Current income tax provision (benefit):
Federal	$(2,044)	$964	$(688)
State	1,640	342	341
Foreign	28,293	26,527	34,659
Current income tax provision	27,889	27,833	34,312
Deferred income tax provision (benefit):
Federal	21,750	(8,367)	(14,027)
State	(11,575)	(10,345)	(2,343)
Foreign	(5,190)	(896)	(6,635)
Deferred income tax provision (benefit)	4,985	(19,608)	(23,005)
Income tax provision	$32,874	$8,225	$11,307

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is primarily related to deferred tax assets for foreign tax credits and net operating losses.

	December 31,
	2020	2019

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$152,012	$152,469
Tax credit carryforwards	102,012	68,787
Disallowed interest carryforwards	56,630	28,673
Stock-based compensation	16,073	14,274
Other	34,815	20,711
Total deferred tax assets	361,542	284,914
Less valuation allowance	(71,090)	(52,913)
Net deferred tax assets	290,452	232,001
Deferred tax liabilities:
Intangible assets	(44,200)	(43,568)
Right-of-use assets	(17,306)	(10,056)
Property and equipment	(17,218)	(3,275)
Other	(4,928)	(891)
Total deferred tax liabilities	(83,652)	(57,790)
Net deferred tax assets	$206,800	$174,211
The Company’s tax group for federal and consolidated state income tax purposes includes Former IAC up to and including the Separation date. As a result of the Separation, a portion of the Company’s temporary differences and tax attributes from our federal and consolidated state income tax filings were allocated between the Company and IAC. The allocation attributable to IAC resulted in an increase to the Company’s deferred tax asset and additional paid-in capital. The allocation attributable to the Company was recorded in 2020 and is preliminary and subject to adjustment. Any subsequent adjustment to allocated tax attributes will be recognized as an adjustment to deferred taxes and additional paid-in capital.
At December 31, 2020, the Company has federal and state net operating losses (“NOLs”) of $499.6 million and $344.7 million, respectively. If not utilized, $13.8 million of the federal NOLs can be carried forward indefinitely, and $485.8 million will expire at various times, primarily between 2034 and 2037. Of the state NOLs, $168.4 million can be carried forward indefinitely and $176.3 million will expire at various times, primarily between 2022 and 2037. Federal and state NOLs of $385.3 million and $300.9 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, federal taxable income limitations, and applicable state law. At December 31, 2020, the Company has foreign NOLs of $116.8 million available to offset future income. Of these foreign NOLs, $99.3 million can be carried forward indefinitely and $17.5 million will expire at various times between 2021 and 2037. During 2020, the Company recognized tax benefits related to NOLs of $2.7 million. At December 31, 2020, the Company has federal and foreign disallowed interest carryforwards of $206.5 million and $57.1 million, respectively, that can be carried forward indefinitely and can be used against future taxable income.
At December 31, 2020, the Company has tax credit carryforwards of $131.0 million. Of this amount, $92.8 million relates to federal and state tax credits for research activities, of which $59.9 million will expire at various times between 2033 and 2040. Our credit carryforwards also include $38.2 million of foreign tax credits, of which $36.2 million will expire between 2021 and 2027.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company regularly assesses the realizability of deferred tax assets considering all available evidence, including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience.
During the year ended December 31, 2020, we recorded a valuation allowance of $29.8 million related to U.S. foreign tax credits for which we do not believe a tax benefit is more likely than not to be realized within the carryforward period. At December 31, 2020, the Company has a valuation allowance of $71.1 million related to the portion of credits, NOLs, and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Income tax provision at the federal statutory rate of 21%	$123,225	$105,600	$97,106
State income taxes, net of effect of federal tax benefit	7,679	9,627	7,246
Stock-based compensation	(112,203)	(90,374)	(92,140)
Research credits	(21,306)	(27,248)	(6,701)
Change in valuation allowance for foreign tax credits	29,787	—	—
Foreign income taxed at a different statutory rate	4,884	3,526	13,129
Withholding taxes	2,933	5,023	3,566
Change in uncertain tax positions	(5,770)	(637)	(1,780)
Non-taxable foreign currency exchange gains and losses	688	(557)	(2,086)
Transition tax	—	—	(3,178)
Other, net	2,957	3,265	(3,855)
Income tax provision	$32,874	$8,225	$11,307
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2020	2019	2018

	(In thousands)
Balance at January 1	$53,324	$35,679	$25,063
Additions based on tax positions related to the current year	7,818	11,221	8,589
Additions for tax positions of prior years	1,772	7,599	3,901
Reductions for tax positions of prior years	(16,512)	(283)	(134)
Expiration of applicable statute of limitations	(778)	(892)	(1,740)
Balance at December 31	$45,624	$53,324	$35,679
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Our income tax provision, for the years ended December 31, 2020, 2019, and 2018, includes a (decrease) or increase of interest and penalties of $(1.7) million, $0.1 million, and $(0.1) million, respectively. At December 31, 2020 and 2019, noncurrent income taxes payable include accrued interest and penalties of $1.9 million and $3.1 million, respectively.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for the years ended December 31, 2010 through 2016 resulting in reductions to the manufacturing deduction and research credits claimed. The IRS began an audit of the year ended December 31, 2017 in the second quarter of 2020. The statute of limitations for years 2010 through 2012 has been extended to May 31, 2021, and the statute of limitations for years 2013 through 2017 has been extended to June 30, 2022. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustment, and which may not accurately anticipate actual outcomes. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the income tax provision in the period in which such determination is made, and could have a material impact on our financial condition and operating results.
At December 31, 2020 and 2019, unrecognized tax benefits, including interest, were $46.7 million and $55.5 million, respectively. If unrecognized tax benefits at December 31, 2020 are subsequently recognized, $41.8 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2019 was $51.9 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $4.5 million by December 31, 2021, primarily due to settlements and expirations of statutes of limitations.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “TCJA”), which, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%, subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and generally eliminated U.S. taxes on foreign subsidiary distributions. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional transition tax expense in 2017. During 2018, the Company finalized this calculation, which resulted in a $3.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on guidance issued by the IRS subsequent to December 21, 2017.
Generally, our ability to distribute the $158.1 million cash and cash equivalents held by our foreign subsidiaries at December 31, 2020 is limited to that subsidiary’s distributable reserves and after considering other corporate legal restrictions. As a result of the TCJA, our earnings in foreign jurisdictions are generally available for distribution to the U.S. without significant tax consequences.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4—DISCONTINUED OPERATIONS
On June 30, 2020, as part of the Separation described in “Note 1—Organization,” the operations of Former IAC businesses other than Match Group are presented as discontinued operations.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The key components of (loss) earnings from discontinued operations for the years ended December 31, 2020, 2019, and 2018 consist of the following:

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Revenue	$1,410,485	$2,705,797	$2,533,042
Operating costs and expenses	(1,840,178)	(2,769,918)	(2,517,372)
Operating (loss) income	(429,693)	(64,121)	15,670
Interest expense	(3,772)	(12,993)	(14,759)
Other (expense) income	(2,503)	68,767	298,236
Income tax benefit	69,898	57,534	7,496
(Loss) earnings from discontinued operations	$(366,070)	$49,187	$306,643

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, are as follows:

	December 31,
	2020	2019

	(In thousands)
Goodwill	$1,270,532	$1,239,839
Intangible assets with indefinite lives	226,605	221,199
Intangible assets with definite lives, net	4,295	7,125
Total goodwill and intangible assets, net	$1,501,432	$1,468,163
For the year ended December 31, 2019, the Company recognized an impairment charge on the Match brand in the UK of $6.6 million. During the year ended December 31, 2020, the Company recognized additional impairment charges totaling $4.6 million related to the Match brand in the UK and the Meetic brand in Europe as the outbreak of COVID-19 placed additional pressure on projected 2020 revenues at these brands. These charges are included within amortization expense in the consolidated statement of operations for the years then ended.
The following table presents the balance of goodwill, including the changes in the carrying value of goodwill, for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019

	(In thousands)
Balance at January 1	$1,239,839	$1,245,012
Additions	—	3,553
Foreign Exchange Translation	30,948	(8,726)
Other	(255)	—
Balance at December 31	$1,270,532	$1,239,839

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2020 and 2019, intangible assets with definite lives are as follows:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Patent and technology	$11,044	$(6,943)	$4,101	9.3
Trade names	5,114	(5,114)	—	—
Other	3,688	(3,494)	194	3.0
Total	$19,846	$(15,551)	$4,295	9.0

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Patent and technology	$10,797	$(5,876)	$4,921	8.9
Trade names	6,297	(4,986)	1,311	3.0
Other	3,775	(2,882)	893	4.0
Total	$20,869	$(13,744)	$7,125	7.2
At December 31, 2020, amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
2021	$813
2022	706
2023	596
2024	450
2025 and thereafter	1,730
Total	$4,295

NOTE 6—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At December 31, 2020 and 2019, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million and $5.1 million, respectively, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held as of December 31, 2020, since the adoption of ASU 2016-01 on January 1, 2018 through December 31, 2020, were $2.1 million. For the year ended December 31, 2020, there were no adjustments to the carrying value of equity securities without readily determinable fair values. For the years ended December 31, 2019 and 2018, we recognized impairments of $4.0 million and $2.1 million, respectively, which are included in “Other income (expense), net” in the accompanying consolidated statement of operations.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$147,615	$—	$147,615
Time deposits	—	50,000	50,000
Total	$147,615	$50,000	$197,615

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$150,865	$—	$150,865
Time deposits	—	30,000	30,000
Total	$150,865	$30,000	$180,865
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a)	$(3,534,706)	$(6,267,976)	$(2,889,626)	$(3,904,406)
______________________
(a)At December 31, 2020 and 2019, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $357.8 million and $402.9 million, respectively.
At December 31, 2020 and 2019, the fair value of long-term debt, net is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7—LONG-TERM DEBT, NET
Long-term debt, net consists of:

	December 31,
	2020	2019

	(In thousands)
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
6.375% Senior Notes (the “6.375% Senior Notes”)	—	400,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	—
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	—
0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”); interest payable each April 1 and October 1	517,500	517,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total long-term debt	3,892,500	3,292,500
Less: Unamortized original issue discount	312,891	357,887
Less: Unamortized debt issuance costs	44,903	44,987
Total long-term debt, net	$3,534,706	$2,889,626
Term Loan and Credit Facility
In connection with the Separation, Former Match Group was merged into and with MG Holdings II. MG Holdings II replaced Former Match Group as borrower under the Credit Agreement and assumed its obligations thereunder and under the Term Loan and Credit Facility, as successor to Former Match Group.
MG Holdings II, an indirect wholly-owned subsidiary of the Company, entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. On February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity from November 16, 2022 to February 13, 2027. Additionally, the amendment provided for a benchmark replacement should the LIBOR rate not be available in the future. The rate used would be agreed to between the administrative agent and the Company and may be based upon a secured overnight financing rate at the Federal Reserve Bank of New York. Additional information about the benchmark replacement can be found in Amendment No. 6 to the Credit Agreement. At both December 31, 2020 and December 31, 2019, the outstanding balance on the Term Loan was $425 million and the interest rate of the Term Loan was 1.96% and 4.44% as of those dates, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125%, and extend its maturity to February 13, 2025. At December 31, 2020 and December 31, 2019, there were no outstanding borrowings under the Credit Facility. At December 31, 2020, there were letters of credit of $0.2 million outstanding. At December 31, 2020, we had $749.8 million available under the Credit Facility. No letters of credit

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
were outstanding at December 31, 2019. The annual commitment fee on undrawn funds, which was 25 basis points as of December 31, 2020, is based on the current leverage ratio. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. The terms of the Credit Facility require MG Holdings II to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
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
The 4.625% Senior Notes were issued on May 19, 2020. The proceeds from these notes were used to redeem the outstanding 6.375% Senior Notes, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to June 1, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

Beginning June 1,	Percentage
2023	102.313%
2024	101.156%
2025 and thereafter	100.000%
The 4.125% Senior Notes were issued on February 11, 2020. The proceeds from these notes were used to fund a portion of the $3.00 per common share of Former Match Group that was payable in connection with the Separation. At any time prior to May 1, 2025, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below:

Beginning May 1,	Percentage
2025	102.063%
2026	101.375%
2027	100.688%
2028 and thereafter	100.000%

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 5.625% Senior Notes were issued on February 15, 2019. The proceeds from these notes were used to repay outstanding borrowings under the Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to February 15, 2024, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth below, together with accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Beginning February 15,	Percentage
2024	102.813%
2025	101.875%
2026	100.938%
2027 and thereafter	100.000%
The 5.00% Senior Notes were issued on December 4, 2017. The proceeds, along with cash on hand, were used to redeem then outstanding senior notes and pay the related call premium. At any time prior to December 15, 2022, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Beginning December 15,	Percentage
2022	102.500%
2023	101.667%
2024	100.833%
2025 and thereafter	100.000%
The 6.375% Senior Notes were redeemed on June 11, 2020 with proceeds from the 4.625% Senior Notes. The related call premium of $12.8 million and $2.9 million of unamortized original issue discount and debt issuance costs related to the 6.375% Senior Notes are included in “Other (expense) income, net” in the consolidated statement of operations for the year ended December 31, 2020.
The indentures governing the 5.00% Senior Note contain covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At December 31, 2020, there were no limitations pursuant thereto. There are additional covenants in those indentures that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with certain financial ratios set forth therein, and (ii) incur liens, enter into agreements restricting the ability of MG Holdings II’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indentures governing the 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indentures governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, and our ability to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On or after the respective exchangeable dates noted in the table above, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their Exchangeable Notes regardless of the foregoing conditions. Upon exchange, the Company, in its sole discretion, has the option to settle the Exchangeable Notes with any of the three following alternatives: (1) shares of the Company’s common stock, (2) cash or (3) a combination of cash and shares of the Company's common stock. It is the Company’s intention to settle the Exchangeable Notes with cash equal to the face amount of the notes upon exchange. Any dilution arising from the 2022, 2026, and 2030 Exchangeable Notes would be mitigated by the 2022, 2026, and 2030 Exchangeable Notes Hedges, respectively.
The Company’s 2022, 2026, and 2030 Exchangeable Notes were exchangeable as of December 31, 2020; during the three and twelve months ended December 31, 2020, no notes were exchanged.
The following table presents the if-converted value that exceeded the principal of each note based on the Company’s stock price December 31, 2020 and December 31, 2019, respectively. The amounts for December 31, 2020 represent the exchange occurring under the Match Group terms and for December 31, 2019 represent the exchange occurring under Former IAC terms.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020	December 31, 2019

	(In millions)
2022 Exchangeable Notes	$1,261.2	$329.6
2026 Exchangeable Notes	$418.3	N/A
2030 Exchangeable Notes	$457.2	N/A
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
The following tables sets forth the components of the Exchangeable Notes:

	December 31, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Liability component:
Principal	$517,500	$575,000	$575,000
Less: unamortized original issue discount	26,525	111,806	168,531
Net carrying value of the liability component	$490,975	$463,194	$406,469

Equity component	$70,363	$138,796	$189,213

	December 31, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Liability component:
Principal	$517,500	$575,000	$575,000
Less: unamortized original issue discount	40,768	129,037	181,800
Net carrying value of the liability component	$476,732	$445,963	$393,200

Equity component	$70,363	$138,796	$189,213

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Year Ended December 31, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$4,528	$5,031	$11,500
Amortization of original issue discount	14,243	17,231	13,269
Amortization of debt issuance costs	3,525	1,305	721
Total interest expense recognized	$22,296	$23,567	$25,490

	Year Ended December 31, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$4,528	$2,963	$6,772
Amortization of original issue discount	13,256	9,759	7,413
Amortization of debt issuance costs	2,981	758	420
Total interest expense recognized	$20,765	$13,480	$14,605

Year Ended December 31, 2018
2022 Exchangeable Notes

(In thousands)
Contractual interest expense	$4,528
Amortization of original issue discount	13,134
Amortization of debt issuance costs	3,489
Total interest expense recognized	$21,151
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
share to reflect the conversion from Former IAC to Match Group. The following tables present details of the Exchangeable Notes Hedges and Warrants under the amended Match Group terms:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Hedge	11.8	$43.99
2026 Exchangeable Notes Hedge	6.6	$87.52
2030 Exchangeable Notes Hedge	6.8	$84.22

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Warrants	11.8	$68.22
2026 Exchangeable Notes Warrants	6.6	$134.76
2030 Exchangeable Notes Warrants	6.8	$134.82
______________________
(a)Subject to adjustment upon the occurrence of specified events.
Long-term debt maturities

Years Ending December 31,	(In thousands)
2022	$517,500
2026	575,000
2027	875,000
2028	500,000
2029	350,000
2030	1,075,000
Total	3,892,500
Less: Unamortized original issue discount	312,891
Less: Unamortized debt issuance costs	44,903
Total long-term debt, net	$3,534,706

NOTE 8—SHAREHOLDERS’ EQUITY
Description of Common Stock
Holders of Match Group common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Match Group common stock are entitled to receive, share for share, such dividends as may be declared by Match Group’s Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution, or winding up, holders of the Company’s common stock are entitled to receive ratably the assets available for distribution to stockholders after payment of all liabilities.
Reserved Common Shares
In connection with equity compensation plans, the Exchangeable Notes, and warrants, 95.9 million shares of Match Group common stock are reserved at December 31, 2020.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Retirement of Treasury Stock
On June 30, 2020, prior to the Separation, Former IAC retired all Former IAC common stock and Class B common stock then held in treasury. There are no shares of common stock held in treasury at December 31, 2020.
Preferred Stock
The Company has authorized 100,000,000 shares, $0.01 par value per share, of preferred stock. No shares have been issued under this authorization.
Series of equity transactions related to the Separation of Former IAC
Upon the consummation of the Separation, holders of Former IAC common stock exchanged each share of common stock for (i) one share of Series 1 Mandatorily Exchangeable Preferred Stock, which was immediately exchanged for one share of IAC common stock and then retired; and (ii) 2.1584 shares of Match Group common stock, par value $0.001 per share.
Upon the consummation of the Separation, holders of Former IAC Class B common stock exchanged each share of Class B common stock for (i) one share of Series 2 Mandatorily Exchangeable Preferred Stock, which was immediately exchanged for one share of IAC Class B common stock and then retired; and (ii) 2.1584 shares of Match Group common stock, par value $0.001 per share.
Issuance of Common Stock
In July 2020, in connection with the Separation, Former IAC closed the sale of an additional 17.3 million newly issued Match Group common shares. The proceeds of $1.4 billion, net of associated fees, were transferred directly to IAC.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings.

	Year Ended December 31, 2020
	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income

	(In thousands)
Balance at January 1	$(136,349)	$—	$(136,349)
Other comprehensive income (loss) before reclassifications	40,655	(1)	40,654
Amounts reclassified into earnings	(168)	—	(168)
Net current period other comprehensive income (loss)	40,487	(1)	40,486
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	628	—	628
Separation of IAC	13,780	1	13,781
Balance at December 31	$(81,454)	$—	$(81,454)

	Year Ended December 31, 2019
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income

	(In thousands)
Balance at January 1	$(128,726)	$4	$(128,722)
Other comprehensive loss	(7,938)	(4)	(7,942)
Net period other comprehensive loss	(7,938)	(4)	(7,942)
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	315	—	315
Balance at December 31	$(136,349)	$—	$(136,349)

	Year Ended December 31, 2018
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income

	(In thousands)
Balance at January 1	$(103,568)	$—	$(103,568)
Other comprehensive (loss) income before reclassifications	(25,230)	4	(25,226)
Amounts reclassified into earnings	(52)	—	(52)
Net period other comprehensive (loss) income	(25,282)	4	(25,278)
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	124	—	124
Balance at December 31	$(128,726)	$4	$(128,722)
At December 31, 2020, 2019 and 2018, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—EARNINGS PER SHARE
As a result of the Separation, weighted average basic and dilutive shares outstanding for all periods prior to the Separation reflect the share position of Former IAC multiplied by the Separation exchange ratio of 2.1584. The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Years Ended December 31,
	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$553,911	$553,911	$494,633	$494,633	$451,104	$451,104
Net earnings attributable to noncontrolling interests	(59,599)	(59,599)	(103,401)	(103,401)	(85,187)	(85,187)
Impact from subsidiaries' dilutive securities of continuing operations(a)	—	(9,999)	—	(25,997)	—	(24,783)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$494,312	$484,313	$391,232	$365,235	$365,917	$341,134

(Loss) earnings from discontinued operations, net of tax	$(366,070)	$(366,070)	$49,187	$49,187	$306,643	$306,643
Net loss (earnings) attributable to noncontrolling interests of discontinued operations	319	319	(9,288)	(9,288)	(45,599)	(45,599)
Impact from subsidiaries’ dilutive securities of discontinued operations(a)	—	(240)	—	(67)	—	(445)
Net (loss) earnings from discontinued operations attributable to shareholders	(365,751)	(365,991)	39,899	39,832	261,044	260,599
Net earnings attributable to Match Group, Inc. shareholders	$128,561	$118,322	$431,131	$405,067	$626,961	$601,733

Denominator
Weighted average basic shares outstanding	223,433	223,433	181,869	181,869	180,025	180,025
Dilutive securities(a)(b)(c)(d)	—	19,031	—	12,480	—	17,085
Denominator for earnings per share—weighted average shares(a)(b)(c)(d)	223,433	242,464	181,869	194,349	180,025	197,110

Earnings (loss) per share:
Earnings per share from continuing operations	$2.21	$2.00	$2.15	$1.88	$2.03	$1.73
(Loss) earnings per share from discontinued operations, net of tax	$(1.64)	$(1.51)	$0.22	$0.20	$1.45	$1.32
Earnings per share attributable to Match Group, Inc. shareholders	$0.58	$0.49	$2.37	$2.08	$3.48	$3.05

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
______________________
(a)Prior to the Separation, Former IAC had the option to settle certain Former Match Group and ANGI Homeservices (“ANGI”) stock-based awards with Former IAC shares. For the period prior to the Separation in the year ended December 31, 2020, for continuing operations it was more dilutive for Former Match Group to settle certain Former Match Group equity awards; and for discontinued operations it was more dilutive for ANGI to settle certain ANGI equity awards. For the year ended December 31, 2019, for continuing operations it was more dilutive for Former Match Group to settle certain Former Match Group equity awards; and for discontinued operations, it was more dilutive for Former IAC to settle certain ANGI equity awards. For the year ended December 31, 2018, for continuing operations it was more dilutive for Former IAC to settle certain Former Match Group equity awards; and for discontinued operations it was more dilutive for Former IAC to settle certain ANGI equity awards.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity; exchange of the Company’s Exchangeable Notes; and vesting of restricted stock units. For the years ended December 31, 2020, 2019, and 2018, 13.4 million, 24.1 million and 7.5 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2020, 2019, and 2018, 0.4 million, 0.4 million, and 0.2 million market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
(d)It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares. As a result of the Separation, the dilutive impact for the year ended December 31, 2020 was determined by calculating the dilutive impact for the period after the Separation using the Match Group average price and for the period prior to the Separation using the Former IAC average price. The resulting dilutive impact for each period was then weighted proportionally. The Exchangeable Notes are only dilutive for periods after the Separation during which the average price of Match Group’s common stock exceeded the approximate per share exchange price per $1,000 principal amount of $43.99, $87.52 and $84.22 for the 2022 Exchangeable Notes, the 2026 Exchangeable Notes, and the 2030 Exchangeable Notes, respectively. The average price of Match Group’s common stock was $119.08 for the six months ended December 31, 2020. For periods prior to the Separation, the Company determined the dilutive impact of the Exchangeable Notes when the average price of Former IAC common stock exceeded the approximately per share exchange price per $1,000 principal amount of $152.18, $302.77 and $291.35 for the 2022 Exchangeable Notes, the 2026 Exchangeable Notes, and the 2030 Exchangeable Notes, respectively. The average price of Former IAC’s common stock was $235.09 for the six months ended June 30, 2020. For the year ended December 31, 2020, the dilutive impact for the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes was 5.0 million, 0.9 million, and 1.0 million shares, respectively, after weighting the respective periods of 2020 as described above.
For the years ended December 31, 2019 and 2018, the average price of Former IAC’s common stock was $223.89 and $167.61, respectively, and the dilutive impact of the 2022 Exchangeable Notes, which was the only series of Exchangeable Notes that was dilutive for those periods, was 2.4 million and 0.7 million shares, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11—STOCK-BASED COMPENSATION
The Company currently has three active stock and annual incentive plans; two Former Match Group plans were assumed as part of the Separation (the 2015 and 2017 plans) and another plan was approved by shareholders on June 25, 2020 (the 2020 plan). The 2015 and 2017 plans cover stock options to acquire shares of Match Group common stock, RSUs, and stock settled stock appreciation rights denominated in the equity of certain of our subsidiaries, in each case with respect to awards previously granted by Former Match Group prior to the Separation, as well as provide for the future grant of equity awards by the Company. The 2015 and 2017 plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2020, there were 33.6 million shares available for the future grant of equity awards under the 2015 and 2017 plans collectively. The 2020 plan covers options previously granted by Former IAC that converted into Match Group options as a result of the Separation; no additional grants can be made from this plan.
The 2015 and 2017 plans have a stated term of ten years and provide that the exercise price of stock options granted will not be less than the market price of the Company’s common stock on the grant date. Neither plan specifies grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of Match Group’s Board of Directors (the “Committee”). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Stock options outstanding will generally vest in four equal annual installments over a four-year period. RSUs outstanding generally vest over a three- or four-year period. Market-based awards outstanding generally vest over a two- to four-year period.
Stock-based compensation expense recognized in the consolidated statement of operations includes expense related to the Company’s stock options and RSUs, market-based RSUs and PSUs for which vesting is considered probable, equity instruments denominated in shares of subsidiaries, and instruments previously issued by Former IAC denominated in stock options, RSUs, and market-based awards of IAC held by Match Group employees. The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2020, there is $142.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all outstanding equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018 related to all stock-based compensation is $136.6 million, $110.4 million and $107.2 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2020, 2019, and 2018 is $105.5 million, $73.4 million, and $103.3 million, respectively. As the Company is currently in a NOL position there will be some delay in the timing of the realization of cash benefit of income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options
Stock options outstanding at December 31, 2020 and changes during the year ended December 31, 2020 are as follows:

	December 31, 2020
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

	(Shares and intrinsic value in thousands)
Former IAC options outstanding at January 1, 2020	4,887	$64.63
Activity between January 1, 2020 and June 30, 2020
Exercised	(380)	51.73
Forfeited	(10)	65.22
Former IAC options outstanding at June 30, 2020 prior to the Separation adjustment	4,497	65.72
Options outstanding as of June 30, 2020 representing Former IAC options converted into Match Group options in conjunction with the Separation(a)	9,707	21.14
Assumption of the 2015 and 2017 plans of the Former Match Group	5,744	16.77
Outstanding at June 30, 2020 after Separation adjustment and adoption of the 2015 and 2017 plans of Former Match Group	15,451	19.52
Activity between July 1, 2020 and December 31, 2020
Exercised	(7,955)	19.53
Forfeited	(67)	22.43
Expired	(4)	14.79
Outstanding at December 31, 2020	7,425	$19.48	5.7	$977,957
Options exercisable	5,411	$19.03	5.4	$715,083
______________________
(a)Immediately prior to the Separation, the vesting of all outstanding, unvested Former IAC stock options was accelerated, and all Former IAC options outstanding were converted into IAC options and Match Group options pursuant to the Employee Matters Agreement entered into on June 30, 2020 between Match Group and IAC. Each Former IAC option outstanding converted into (i) one IAC stock option; and (ii) 2.1584 Match Group stock options, which are reflected here. The exercise price of each Former IAC option was allocated between the newly created options of IAC and Match Group based on the relative value of IAC and Match Group, respectively, to the Former IAC value at the close of business on the day of Separation.
The aggregate intrinsic value in the table above represents the difference between Match Group’s closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had option holders exercised their options on December 31, 2020. The total intrinsic value of stock options exercised during the period from July 1, 2020 to December 31, 2020 is $737.9 million.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the Separation, Match Group assumed all outstanding Former Match Group stock options on the same terms and conditions (including applicable vesting requirements). Each assumed option was adjusted to reflect the $3.00 per share merger consideration paid to Former Match Group stockholders in connection with the Separation.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2020	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable at December 31, 2020	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price

	(Shares in thousands)
$0.01 to $10.00	1,105	5.3	$8.57	1,079	5.3	$8.56
$10.01 to $20.00	2,633	5.7	15.12	1,559	5.4	14.35
$20.01 to $30.00	3,345	5.7	24.20	2,570	5.4	24.11
$30.01 to $50.00	342	7.1	42.18	203	7.2	46.30
	7,425	5.7	$19.48	5,411	5.4	$19.03
There were no stock options granted by the Company during the years ended December 31, 2020 and 2019.
Cash received from Match Group stock option exercises for the period between July 1, 2020 and December 31, 2020 was $155.4 million. No cash was received from stock option exercises for the year ended December 31, 2019 and the period from January 1, 2020 to June 30, 2020. The Company discontinued the practice of net settling options as of July 1, 2020.
Restricted Stock Units, Performance-Based Stock Units, and Market-Based Awards
RSUs, PSUs, and market-based awards are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of Match Group common stock and with the value of each RSU and PSU equal to the fair value of Match Group common stock at the date of grant. For market-based awards, the grant date fair value was estimated using a lattice model that incorporates a Monte Carlo simulation of the valuation of a wholly-owned business. Each RSU, PSU, and market-based award grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting conditions, where certain performance targets set at the time of grant must be achieved before an award vests. The number of market-based awards that ultimately vest is based on a valuation of a wholly-owned business. For RSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term. For PSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unvested RSUs, PSUs, and market-based awards outstanding at December 31, 2020 and changes during the year ended December 31, 2020 are as follows:

	RSUs		PSUs		Market-based awards
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value

	(Shares in thousands)
Unvested at January 1, 2020	202	$132.37	—	$—	159	$153.43
Activity between January 1, 2020 and June 30, 2020
Granted	8	295.37	—	—	—	—
Vested	(78)	104.62	—	—	(53)	167.32
Forfeited	(3)	222.34	—	—	—	—
Converted to IAC awards, no longer outstanding at Match Group due to Separation	(129)	158.27	—	—	(106)	146.49
Assumption of the 2015 and 2017 plans of the Former Match Group	3,464	58.52	355	53.00	912	21.11
Activity between July 1, 2020 and December 31, 2020
Granted	277	106.17	195	102.70	—	—
Vested	(304)	48.80	—	—	(111)	22.56
Forfeited	(138)	67.99	—	—	(65)	23.84
Expired	—	—	—	—	(22)	23.35
Unvested at December 31, 2020	3,299	$63.02	550	$74.59	714	$19.34
______________________
(a)Represents the maximum shares issuable.
All RSUs, PSUs, and market-based awards outstanding immediately prior to the Separation were converted to IAC awards. All expense, income tax benefits, and cash flow activity related to these awards is included in discontinued operations.
The weighted average fair value of RSUs and PSUs granted during the period between July 1, 2020 and December 31, 2020, based on market prices of Match Group’s common stock on the grant date, was $104.74. The total fair value of RSUs that vested during the period between July 1, 2020 and December 31, 2020 was $14.8 million. No PSUs vested during the period between July, 1, 2020 and December 31, 2020.
There were no market-based awards granted during the period between July 1, 2020 and December 31, 2020. The total fair value of market-based awards that vested during the period between July 1, 2020 and December 31, 2020 was $2.5 million.
In connection with the Separation, Match Group assumed the Former Match Group outstanding RSUs, PSUs, and Market-based awards on the same terms and conditions (including applicable vesting requirements). Each assumed RSU, PSU, and Market-based award was adjusted to reflect the same adjustment Former Match Group stockholders received if they elected a fractional stock election instead of the $3.00 cash election in conjunction with the Separation.
Equity Instruments Denominated in Shares of Certain Subsidiaries
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a specified period of time or upon the occurrence of certain specified events. The value of the stock settled stock

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
appreciation rights is based on the equity value of these subsidiaries. Accordingly, these awards only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These awards can have significant value in the event of significant appreciation. The fair value of the common stock of these subsidiaries is generally determined through a third-party valuation pursuant to the terms of the respective subsidiary equity plan. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares of Match Group common stock with a total value equal to the intrinsic value of the award at exercise. The number of shares of Match Group common stock ultimately needed to settle these awards may vary significantly from the estimated number below as a result of movements in our stock price and/or a determination of fair value of the relevant subsidiary that differs from our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. At December 31, 2020, the number of shares of Match Group common stock that would be required to settle these awards at current estimated fair values, including vested and unvested awards is 0.5 million shares.
Capitalization of Stock-Based Compensation
For the year ended December 31, 2020, $5.1 million of stock-based compensation was capitalized related to internal use software development. No amounts were capitalized for the years ended December 31, 2019 and 2018.
Modifications of awards
During the years ended December 31, 2020, 2019 and 2018, the Company modified certain equity awards and recognized modification charges in continuing operations of $21.2 million, $7.1 million and $3.2 million, respectively.
NOTE 12—GEOGRAPHIC INFORMATION
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Revenue
United States	$1,121,957	$972,747	$872,977
All other countries	1,269,312	1,078,511	856,873
Total	$2,391,269	$2,051,258	$1,729,850
The United States is the only country from which revenue is greater than 10 percent of total revenue.

	December 31,
	2020	2019

	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$91,683	$83,630
All other countries	16,116	17,435
Total	$107,799	$101,065
The United States is the only country from which long-lived assets (excluding goodwill and intangible assets) is greater than 10 percent of total long-lived assets (excluding goodwill and intangible assets).

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13—LEASES
The Company leases office space, data center facilities, and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. One of these lease agreements relates to a property owned by IAC. See “Note 15—Related Party Transactions” for additional information on the intercompany lease agreement.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company’s incremental borrowing rates on the lease commencement date or January 1, 2019 for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the options. Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less (“short-term leases”) are not recorded on the accompanying consolidated balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities, and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Balance Sheet Classification	December 31, 2020	December 31, 2019
		(In thousands)
Assets:
Right-of-use assets	Right-of-use assets	$85,009	$34,448

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$7,143	$9,674
Long-term lease liabilities	Other long-term liabilities	83,489	25,985
Total lease liabilities		$90,632	$35,659

Lease Cost	Income Statement Classification	Year Ended December 31, 2020	Year Ended December 31, 2019

		(In thousands)
Fixed lease cost	Cost of revenue	$3,215	$3,560
Fixed lease cost	General and administrative expense	15,548	12,638
Total fixed lease cost(a)		18,763	16,198

Variable lease cost	Cost of revenue	312	358
Variable lease cost	General and administrative expense	2,882	2,248
Total variable lease cost		3,194	2,606
Net lease cost		$21,957	$18,804
______________________
(a)Includes approximately $2.7 million and $3.0 million of short-term lease cost, and $1.2 million and $0.8 million of sublease income, for the years ended December 31, 2020 and December 31, 2019, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of lease liabilities as of December 31, 2020:

(In thousands)
2021	$14,806
2022	12,776
2023	10,037
2024	9,054
2025	9,118
After 2024	62,458
Total	118,249
Less: Interest	(21,882)
Less: Tenant improvement receivables	(5,735)
Present value of lease liabilities	$90,632
The following are the weighted average assumptions used for lease term and discount rate:

	December 31, 2020	December 31, 2019
Remaining lease term	10.6 years	4.0 years
Discount rate	3.80%	5.05%

	Year Ended December 31, 2020	Year Ended December 31, 2019

	(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$69,886	$4,720
Cash paid for amounts included in the measurement of lease liabilities	$14,809	$15,725

NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has funding commitments in the form of purchase obligations and surety bonds. The purchase obligations due in less than one year are $54.0 million, the purchase obligations due between one and three years are $9.0 million, and purchase obligations due between three and five years are $12.0 million, for a total of $75.0 million in purchase obligations. The purchase obligations primarily relate to web hosting services. Letters of credit and surety bonds totaling $0.2 million are currently outstanding as of December 31, 2020.
Contingencies
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 3—Income Taxes” for additional information related to income tax contingencies.
Pursuant to the Transaction Agreement, we have agreed to indemnify IAC for matters relating to any business of Former Match Group, including indemnifying IAC for costs related to the matters described below.
The official names of legal proceedings in the descriptions below (shown in italics) reflect the original names of the parties when the proceedings were filed as opposed to the current names of the parties following the separation of Match Group and IAC.
Tinder Optionholder Litigation Against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), a former subsidiary of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On June 13, 2019, the court issued a decision and order granting defendants’ motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichments, as well as the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and otherwise denying defendants’ motion to dismiss. On July 13, 2020, the four former plaintiffs filed arbitration demands with the American Arbitration Association asserting the same valuation claims and on September 3, 2020, the four arbitrations were consolidated. The four former plaintiffs’ request to stay the arbitration was denied on January 28, 2021, and arbitration is scheduled to begin on February 7, 2022. On November 17, 2020, the defendants’ motion to stay the trial in Rad was denied. Trial has been scheduled for November 2021. We believe that the allegations against Former Match Group and Match Group in this lawsuit are without merit and will continue to defend vigorously against them.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the FTC filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 9, 2020, the court granted the Company’s motion to stay the case until the United States Supreme Court issues a decision in the consolidated appeal of Federal Trade Commission v. Credit Bureau Center, LLC and AMG Capital Management, LLC v. FTC. We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
NOTE 15—RELATED PARTY TRANSACTIONS
Relationship with IAC following the Separation
In connection with the Separation, the Company entered into certain agreements with IAC to govern the relationship between the Company and IAC following the Separation. These agreements, in certain cases, supersede the agreements entered into between Former Match Group and Former IAC in connection with

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Former Match Group’s IPO in November 2015 (the “IPO Agreements”) and include: a tax matters agreement; a transition services agreement; and an employee matters agreement. The IPO Agreements that were not superseded were terminated at closing of the Separation.
In addition to the agreements entered into at the time of the Separation, Match Group leases office space to IAC in a building owned by the Company in Los Angeles. Match Group also leases office space from IAC in New York City on a month-to-month basis, which the Company expects to vacate in the first half of 2021. For the year ended December 31, 2020, the Company received less than $0.1 million from IAC pursuant to the Los Angeles lease and the Company paid $1.1 million to IAC pursuant to the New York City lease.
Match Group has a payable to IAC of $3.4 million as of December 31, 2020, excluding items discussed in the “Tax Matters Agreement” section below.
In July 2020, in connection with the Separation, the sale of 17.3 million newly issued shares of Match Group common stock was completed by IAC. The proceeds of $1.4 billion, net of associated fees, were transferred directly to IAC pursuant to the terms of the Transaction Agreement.
Tax Matters Agreement
Pursuant to the tax matters agreement, each of Match Group and IAC is responsible for certain tax liabilities and obligations following the transfer by Former IAC (i) to Match Group of certain assets and liabilities of, or related to, the businesses of Former IAC (other than Former Match Group), and (ii) to holders of Former IAC common stock and Former IAC Class B common stock, as a result of the reclassification and mandatory exchange of certain series of Former IAC exchangeable preferred stock (collectively, the “IAC Distribution”). Under the tax matters agreement, IAC generally is responsible for, and has agreed to indemnify Match Group against, any liabilities incurred as a result of the failure of the IAC Distribution to qualify for the intended tax-free treatment unless, subject to certain exceptions, the failure to so qualify is attributable to Match Group's or Former Match Group’s actions or failure to act, Match Group's or Former Match Group’s breach of certain representations or covenants or certain acquisitions of equity securities of Match Group, in each case, described in the tax matters agreement (a "Match Group fault-based action"). If the failure to so qualify is attributable to a Match Group fault-based action, Match Group is responsible for liabilities incurred as a result of such failure and will indemnify IAC against such liabilities so incurred by IAC or its affiliates.
Under the tax matters agreement, as of December 31, 2020, Match Group is obligated to remit to IAC $1.6 million of expected state tax refunds relating to tax years prior to the Separation. This obligation is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. Additionally, IAC is obligated to indemnify Match Group for IAC’s share of tax liabilities related to various periods prior to the Separation. At December 31, 2020, a receivable of $1.9 million is included in “Other current assets” in the accompanying consolidated balance sheet representing an estimate of the amount that Match Group is expected to be indemnified under this arrangement. At December 31, 2020, Match Group has an indemnification asset of $0.6 million included in “Other non-current assets” in the accompanying consolidated balance sheet for uncertain tax positions that related to Former IAC prior to the Separation.
For the year ended December 31, 2020, the Company paid IAC $20.9 million pursuant to the tax matters agreement related to income tax refunds received by the Company. Additionally, the Company received $4.3 million from IAC under the tax matters agreement.
Transition Services Agreement
Pursuant to the transition services agreement, IAC continues to provide certain services to Match Group that Former IAC had historically provided to Former Match Group. Match Group also provides certain services to IAC that Former Match Group previously provided to Former IAC. The transition services agreement also provides that Match Group and IAC will make efforts to replace, amend, or divide certain joint contracts with third-parties relating to services or products used by both Match Group and IAC. Match Group and IAC also agreed to continue sharing certain services provided pursuant to certain third-party vendor contracts that were not replaced, amended, or divided prior to closing of the Separation.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 31, 2020, the Company paid IAC $0.3 million related to services provided by IAC under the transitions services agreement. Additionally, the Company received $2.4 million from IAC for services provided under the transitions services agreement.
Employee Matters Agreement
Pursuant to the amended and restated employee matters agreement, Match Group will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees upon exercise or vesting. In addition, Match Group employees continued to participate in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan through December 31, 2020. Match Group reimbursed IAC for the costs of such participation pursuant to the amended and restated employee matters agreement. Match Group established its own employee benefit plans effective January 1, 2021.
For the year ended December 31, 2020, the Company paid IAC $2.0 million for the cost of IAC equity awards held by the Company’s employees upon vesting. At December 31, 2020, the Company has accrued $1.6 million as the estimated cost due to IAC for IAC equity awards held by Match Group employees. Additionally, the Company paid IAC $18.3 million for health and welfare plans and 401(k) plan, inclusive of employee contributions to both.
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
NOTE 16—BENEFIT PLANS
Pursuant to the Employee Matters Agreement with IAC, Match Group employees are eligible to participate in a retirement savings plan sponsored by IAC in the United States, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC Retirement Savings Plan (the “IAC Plan”), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The employer match under the IAC Plan is 100% of the first 10% of a participant’s eligible earnings, subject to IRS limits on the Company’s matching contribution that a participant contributes to the IAC Plan. Prior to July 2019, the employer match under the Plan was fifty cents for each dollar a participant contributed in the Plan, with a maximum contribution of 3% of a participant’s eligible earnings. Matching contributions under the Plan for the years ended December 31, 2020, 2019 and 2018 were $8.6 million, $5.8 million and $2.8 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the IAC Plan. Under the IAC Plan and prior to the Separation, an available investment option was IAC common stock, but neither participant nor matching contributions were required to be invested in IAC common stock. The increase in matching contributions in 2020 and 2019 is primarily due to the aforementioned change of the Company’s matching contribution in the second half of 2019.
Beginning January 1, 2021, all investments in the IAC Plan were transferred to the Match Group Retirement Savings Plan (the “Match Group Plan”). The employer match under the Match Group Plan will continue to be 100% of the first 10% of a participant’s eligible earnings, subject to IRS limits on the Company’s matching contribution that a participant contributes to the Match Group Plan. Under the Match Group Plan, the Company’s common stock is not an available investment option.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Internationally, Match Group also has or participates in various benefit plans, primarily defined contribution plans. The Company’s contributions for these plans for the years ended December 31, 2020, 2019 and 2018 were $3.8 million, $3.1 million and $2.8 million, respectively.
NOTE 17—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2020	2019

	(In thousands)
Other current assets:
Prepaid expenses	$71,793	$55,698
Capitalized mobile app fees	33,539	28,478
Other	38,693	13,674
Other current assets	$144,025	$97,850

	December 31,
	2020	2019

	(In thousands)
Property and equipment, net:
Computer equipment and capitalized software	$167,863	$145,353
Buildings and building improvements	74,187	73,614
Land	11,565	11,590
Furniture and other equipment	9,031	10,152
Projects in progress	14,474	8,025
	277,120	248,734
Accumulated depreciation and amortization	(169,321)	(147,669)
Property and equipment, net	$107,799	$101,065

	December 31,
	2020	2019

	(In thousands)
Accrued expenses and other current liabilities:
Accrued advertising expense	$46,788	$32,201
Accrued employee compensation and benefits	65,239	47,745
Accrued interest expense	26,922	22,236
Accrued non-income taxes	29,600	18,179
Accrued professional fees	15,616	22,728
Other	47,583	39,161
Accrued expenses and other current liabilities	$231,748	$182,250

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Other income (expense), net	$15,861	$(2,026)	$7,510
Other income, net in 2020 includes a legal settlement of $35.0 million and interest income of $2.7 million, partially offset by a loss on redemption of bonds of $16.5 million, expense of $3.4 million related to a mark-to-market adjustment pertaining to a liability classified equity instrument, and $0.6 million in net foreign currency losses in the period.
Other expense, net, in 2019 includes a $4.0 million impairment of an equity investment, expense of $1.7 million related to a mark-to-market adjustment pertaining to a liability classified equity instrument, and $0.9 million in net foreign currency losses in the period, partially offset by interest income of $4.4 million.
Other income, net in 2018 includes $5.3 million in net foreign currency exchange gains due primarily to a strengthening of the U.S. dollar relative to the British Pound in the period and $4.9 million of interest income, partially offset by $2.1 million related to impairments of certain equity investments and $0.7 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	December 31,
	2020	2019	2018	2017

	(In thousands)
Cash and cash equivalents	$739,164	$465,676	$186,947	$272,624
Restricted cash included in other current assets	138	127	193	137
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	2,674,146	1,946,125	1,360,921
Restricted cash included in non-current assets of discontinued operations	—	409	420	—
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flow	$739,302	$3,140,358	$2,133,685	$1,633,682
Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Cash paid (received) during the year for:
Interest	$115,957	$85,559	$75,824
Income tax payments	41,024	34,583	40,703
Income tax refunds	(30,048)	(2,589)	(33,289)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31

	(In thousands, except per share data)
Year Ended December 31, 2020
Revenue	$544,642	$555,450	$639,770	$651,407
Cost of revenue	143,894	148,853	169,823	173,263
Operating income	137,372	195,594	200,167	212,582
Earnings from continuing operations	149,324	132,921	131,487	140,179
(Loss) earnings from discontinued operations	(331,967)	(34,611)	508	—
Net (loss) earnings attributable to Match Group, Inc. shareholders	(211,040)	66,441	132,581	140,579
Per share information from continuing operations attributable to the Match Group, Inc. shareholders:
Basic (a)	$0.65	$0.56	$0.51	$0.53
Diluted (a)	$0.59	$0.51	$0.45	$0.48
Per share information attributable to the Match Group, Inc. shareholders:
Basic (a)	$(1.15)	$0.36	$0.51	$0.53
Diluted (a)	$(1.13)	$0.32	$0.46	$0.48

Year Ended December 31, 2019
Revenue	$464,625	$497,973	$541,493	$547,167
Cost of revenue	120,224	126,665	138,225	142,070
Operating income	117,560	171,309	175,236	181,349
Earnings from continuing operations	117,682	119,226	137,791	119,934
(Loss) earnings from discontinued operations	(4,697)	27,565	21,981	4,338
Net earnings attributable to Match Group, Inc. shareholders	88,695	113,467	128,544	100,425
Per share information from continuing operations attributable to the Match Group, Inc. shareholders:
Basic (a)	$0.52	$0.52	$0.60	$0.52
Diluted (a)	$0.45	$0.45	$0.52	$0.46
Per share information attributable to the Match Group, Inc. shareholders:
Basic (a)	$0.49	$0.62	$0.71	$0.55
Diluted (a)	$0.42	$0.55	$0.63	$0.48
______________________
(a)Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.
NOTE 19—SUBSEQUENT EVENT
In February 2021, the Company entered into a definitive agreement to acquire Hyperconnect, Inc. (“Hyperconnect”), a leading social discovery and video technology company based in Seoul, South Korea. The acquisition is valued at approximately $1.725 billion, subject to customary adjustments for cash, debt-like items, and net working capital at the closing of the acquisition. The Company has the option to pay up to 50% of the consideration in common stock of the Company, with the remaining balance of the consideration paid in cash. The Company expects to fund the cash portion of the consideration with cash on hand and its existing revolving credit facility. The Company may also opt to use additional third-party financing. The acquisition is anticipated to close in the second quarter of 2021, subject to customary closing conditions and receipt of certain regulatory approvals.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of the Company’s Disclosure Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
As required by Rule 13a-15(b) of the Exchange Act, Match Group management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2020, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), Match Group management, including the CEO and the CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Match Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Match Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
New York, New York
February 25, 2021

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated by reference to Match Group’s definitive Proxy Statement to be used in connection with its 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401 of Regulation S-K relating to directors and executive officers of Match Group is set forth in the sections entitled “Information Concerning Director Nominees” and “Information Concerning Match Group Executive Officers Who Are Not Directors,” respectively, in the 2021 Proxy Statement. The information required by Item 406 of Regulation S-K relating to Match Group’s Code of Ethics is set forth under the caption “Part I-Item 1-Business-Additional Information-Code of ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2021 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled “Executive Compensation” and “Director Compensation” in the 2021 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of Match Group common stock required by Item 403 of Regulation S-K and securities authorized for issuance under Match Group’s various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2021 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Match Group required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of Match Group’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to Match Group by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Match Group, Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2020 and 2019.
Consolidated Statement of Operations for the Years Ended December 31, 2020, 2019, and 2018.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2020, 2019, and 2018.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2020, 2019, and 2018.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018.
Notes to Consolidated Financial Statements.

(2)  Consolidated Financial Statement Schedule of Match Group, Inc.

Schedule Number
II	Valuation and Qualifying Accounts.
All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3) Exhibits
See Exhibit Index below for a complete list of Exhibits to this report.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated, or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1*	Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub Inc.	8-K	000-20570	2.1	12/20/2019
2.2*	Amendment, dated as of April 28, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC.	8-K	000-20570	2.1	4/28/2020
2.3*	Amendment No. 2 to Transaction Agreement, dated as of June 22, 2020, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC.	8-K	000-20570	2.1	6/22/2020
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC).	8-A/A	000-20570	3.1	8/12/2005
3.2	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActive Corp (Former IAC).	8-K	000-20570	3.1	8/22/2008
3.3	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC).	8-A/A	001-34148	3.4	7/1/2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC).	8-A/A	001-34148	3.5	7/1/2020
3.5	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC).	8-A/A	001-34148	3.6	7/1/2020
3.6	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC).	8-A/A	001-34148	3.7	7/1/2020
3.7	Certificate of Elimination, with respect to the Series 1 Mandatory Exchangeable Preferred Stock.	8-K	001-34148	3.5	7/2/2020
3.8	Certificate of Elimination, with respect to the Series 2 Mandatory Exchangeable Preferred Stock.	8-K	001-34148	3.6	7/2/2020
3.9	Certificate of Elimination, with respect to the Series A Cumulative Preferred Stock.	8-K	001-34148	3.7	7/2/2020
3.10	Certificate of Elimination, with respect to the Series B Cumulative Preferred Stock.	8-K	001-34148	3.8	7/2/2020
3.11	Certificate of Elimination, with respect to the Series C Cumulative Preferred Stock.	8-K	001-34148	3.9	7/2/2020
3.12	Certificate of Elimination, with respect to the Series D Cumulative Preferred Stock.	8-K	001-34148	3.10	7/2/2020
3.13	Second Amended and Restated By-laws of Match Group, Inc. (Former Match Group).	8-A/A	001-34148	3.3	7/1/2020
4.1	Description of Securities					†
4.2	Specimen Stock Certificate of Match Group Inc. (Former Match Group).	S-4/A	333-236420	4.3	4/28/2020
4.3	Indenture, dated as of May 19, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	5/20/2020
4.4	Demand Promissory Note, dated as of June 30, 2020, by IAC/InterActiveCorp.	8-K	001-34148	4.1	7/2/2020
4.5	Indenture for 0.875% Senior Exchangeable Notes due 2022, dated as of October 2, 2017, among IAC FinanceCo, Inc., IAC/InterActiveCorp (Former IAC) and Computershare Trust Company, N.A., as Trustee.	8-K	000-20570	4.1	10/6/2017
4.6	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo, Inc., Match Group, Inc. (Former Match) and Computershare Trust Company, N.A., as Trustee, relating to the 0.875% Senior Exchangeable Notes due 2022.	8-K	001-34148	4.3	7/2/2020

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.7	Indenture for 0.875% Senior Exchangeable Notes due 2026, dated as of May 28, 2019, among IAC FinanceCo 2, Inc., IAC/InterActiveCorp (Former IAC) and Computershare Trust Company, N.A., as Trustee.	8-K	000-20570	4.1	5/28/2019
4.8	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 2, Inc., Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee, relating to the 0.875% Senior Exchangeable Notes due 2026.	8-K	001-34148	4.5	7/2/2020
4.9	Indenture for 2.00% Senior Exchangeable Notes due 2030, dated as of May 28, 2019, among IAC FinanceCo 3, Inc., IAC/InterActiveCorp (Former IAC) and Computershare Trust Company, N.A., as Trustee.	8-K	000-20570	4.2	5/28/2019
4.10	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 3, Inc., Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee, relating to the 2.00% Senior Exchangeable Notes due 2030.	8-K	001-34148	4.7	7/2/2020
4.11	Indenture, dated December 4, 2017, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	12/4/2017
4.12	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc. (Former Match Group), Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 5.000% Senior Notes due 2027.	8-K	001-34148	4.9	7/2/2020
4.13	Indenture, dated May 19, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	5/20/2020
4.14	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc. (Former Match Group), Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 4.625% Senior Notes due 2028.	8-K	001-34148	4.11	7/2/2020
4.15	Indenture, dated as of February 15, 2019, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A. as Trustee.	8-K	001-37636	4.1	2/15/2019
4.16	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc. (Former Match Group), Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 5.625% Senior Notes due 2029.	8-K	001-34148	4.13	7/2/2020
4.17	Indenture, dated February 11, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	2/11/2020
4.18	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc. (Former Match Group), Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 4.125% Senior Notes due 2030.	8-K	001-34148	4.15	7/2/2020
10.1	Form of Subscription Agreement	8-K	000-20570	10.1	6/12/2020
10.2	Transition Services Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp (Former IAC) and IAC Holdings, Inc.	8-K	001-34148	10.1	7/2/2020
10.3	Amended and Restated Employee Matters Agreement, dated as of June 30, 2020, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group) and IAC Holdings, Inc.	8-K	001-34148	10.2	7/2/2020
10.4	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp (Former IAC) and IAC Holdings, Inc.	8-K	001-34148	10.3	7/2/2020
10.5	Match Group, Inc. 2020 Stock and Annual Incentive Plan.(1)	S-4/A	333-236420	Annex F	4/28/2020

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.6	Match Group, Inc. (Former Match Group) Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.1	6/21/2018
10.7	First Amendment to Match Group, Inc. (Former Match Group) Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	8-K	001-34148	10.5	7/2/2020
10.8	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. (Former Match Group) 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.1	11/9/2017
10.9	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. (Former Match Group) 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.2	11/9/2017
10.10	Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.5	11/24/2015
10.11	First Amendment to Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.1	8/4/2017
10.12	Second Amendment to Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan.(1)	8-K	001-34148	10.10	7/2/2020
10.13	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.7	2/28/2017
10.14	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.8	2/28/2017
10.15	Employment Agreement between Sharmistha Dubey and Match Group, Inc. (Former Match Group) dated as of February 13, 2020.(1)	8-K/A	001-37636	10.1	2/20/2020
10.16	Assignment of Employment Agreement among Sharmistha Dubey, Match Group, Inc. (Former Match Group) and Valentine Merger Sub LLC, dated as of June 30, 2020.(1)	8-K	001-34148	10.14	7/2/2020
10.17	Employment Agreement between Gary Swidler and Match Group, Inc. (Former Match Group) dated as of August 8, 2018.(1)	8-K	001-37636	10.1	8/14/2018
10.18	Employment Agreement Amendment between Gary Swidler and Match Group, Inc. (Former Match Group) dated as of February 13, 2020.(1)	8-K/A	001-37636	10.2	2/20/2020
10.19	Assignment of Employment Agreement among Gary Swidler, Match Group, Inc. (Former Match Group) and Valentine Merger Sub LLC, dated as of June 30, 2020.(1)	8-K	001-34148	10.17	7/2/2020
10.20	Employment Agreement between Jared Sine and Match Group, Inc. (Former Match Group) dated as of August 8, 2018.(1)	8-K	001-37636	10.2	8/14/2018
10.21	Assignment of Employment Agreement among Jared Sine, Match Group, Inc. (Former Match Group) and Valentine Merger Sub LLC, dated as of June 30, 2020.(1)	8-K	001-34148	10.19	7/2/2020
10.22	Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	10-K	001-37636	10.11	3/28/2016

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.23	Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	12/8/2016
10.24	Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	8/17/2017
10.25	Amendment No. 5 dated as of December 7, 2018 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, and as further amended as of August 14, 2017, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.	8-K	001-37636	10.1	12/13/2018
10.26	Amendment No. 6 dated as of February 13, 2020 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017 and as further amended as of December 7, 2018, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.	8-K	001-37636	10.1	2/20/2020
10.27	Joinder and Reaffirmation Agreement, dated as June 30, 2020, by and among Match Group, Inc. (Former Match Group), Match Group Holdings II, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, to the Credit Agreement, dated as of November 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, as amended.	8-K	001-34148	10.25	7/2/2020
21.1	Subsidiaries of the Registrant as of December 31, 2020.					†
23.1	Consent of Ernst & Young LLP.					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document					†

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
(1)Reflects management contracts and management and director compensatory plans.
*    Certain schedules and exhibits to the Transaction Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule and/or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2021	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Operating Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2021:

Signature	Title

/s/ JOSEPH LEVIN	Executive Chairman of the Board
Joseph Levin

/s/ SHARMISTHA DUBEY	Chief Executive Officer and Director (Principal Executive Officer)
Sharmistha Dubey

/s/ GARY SWIDLER	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Gary Swidler

/s/ PHILIP D. EIGENMANN	Chief Accounting Officer (Principal Accounting Officer)
Philip D. Eigenmann

/s/ STEPHEN BAILEY	Director
Stephen Bailey

/s/ MELISSA BRENNER	Director
Melissa Brenner

/s/ ANN L. McDANIEL	Director
Ann L. McDaniel

/s/ THOMAS J. McINERNEY	Director
Thomas J. McInerney

/s/ WENDI MURDOCH	Director
Wendi Murdoch

/s/ RYAN REYNOLDS	Director
Ryan Reynolds

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ PAMELA S. SEYMON	Director
Pamela S. Seymon

/s/ ALAN G. SPOON	Director
Alan G. Spoon

Schedule II
MATCH GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period

	(In thousands)
2020
Allowance for credit losses	$578	$(22)	(a)	$(234)		$(36)	(d)	$286
Deferred tax valuation allowance	52,913	35,261	(b)	(17,084)	(c)	—		71,090
Other reserves	2,901							3,380
2019
Allowance for doubtful accounts	$724	$79	(a)	$(8)		$(217)	(d)	$578
Deferred tax valuation allowance	45,483	7,472	(e)	(42)	(f)	—		52,913
Other reserves	3,008							2,901
2018
Allowance for doubtful accounts	$778	$83	(a)	$(15)		$(122)	(d)	$724
Deferred tax valuation allowance	22,830	22,675	(g)	(22)	(f)	—		45,483
Other reserves	2,544							3,008
______________________
(a)Additions to the allowance for credit losses and doubtful accounts are charged to expense, net of the recovery of previous year expenses.
(b)Amount is primarily related to foreign tax credits, foreign net operating losses, and foreign interest deductions.
(c)Amount is primarily related to a reduction in the valuation allowance as a result of the preliminary allocation of tax attributes between Match Group and IAC in conjunction with the Separation.
(d)Write-off of fully reserved accounts receivable.
(e)Amount is primarily related to foreign and state net operating losses and foreign interest deduction carryforwards.
(f)Amount is related to currency translation adjustments on foreign net operating losses.
(g)Amount is primarily related to foreign tax credits and foreign interest deduction carryforwards.