Form 10-Q
period 2021-03-31
Match Group, Inc.
filed 2021-05-07
CIK 891103

As filed with the Securities and Exchange Commission on May 6, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2021
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of May 1, 2021, there were 270,274,610 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31, 2021	December 31, 2020

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$845,696	$739,164
Accounts receivable, net of allowance of $304 and $286, respectively	210,679	137,023
Other current assets	147,863	144,025
Total current assets	1,204,238	1,020,212
Property and equipment, net of accumulated depreciation and amortization of $175,459 and $169,321, respectively	106,957	107,799
Goodwill	1,254,248	1,270,532
Intangible assets, net of accumulated amortization of $15,495 and $15,551, respectively	226,673	230,900
Deferred income taxes	302,688	292,820
Other non-current assets	119,864	123,524
TOTAL ASSETS	$3,214,668	$3,045,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$13,152	$29,200
Deferred revenue	248,201	239,088
Accrued expenses and other current liabilities	208,571	231,748
Total current liabilities	469,924	500,036
Long-term debt, net	3,843,244	3,840,930
Income taxes payable	13,261	14,582
Deferred income taxes	16,401	17,213
Other long-term liabilities	84,372	86,428
Redeemable noncontrolling interests	1,040	640
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 270,082,027 and 267,329,284 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	270	267
Additional paid-in capital	7,135,823	7,089,007
Retained deficit	(8,248,654)	(8,422,904)
Accumulated other comprehensive loss	(102,030)	(81,454)
Total Match Group, Inc. shareholders’ equity	(1,214,591)	(1,415,084)
Noncontrolling interests	1,017	1,042
Total shareholders’ equity	(1,213,574)	(1,414,042)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,214,668	$3,045,787
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2021	2020

	(In thousands, except per share data)
Revenue	$667,612	$544,642
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	179,455	143,894
Selling and marketing expense	144,988	124,490
General and administrative expense	87,665	79,319
Product development expense	55,576	43,770
Depreciation	10,457	9,394
Amortization of intangibles	213	6,403
Total operating costs and expenses	478,354	407,270
Operating income	189,258	137,372
Interest expense	(31,838)	(31,894)
Other (expense) income, net	(1,319)	3,854
Earnings from continuing operations, before tax	156,101	109,332
Income tax benefit	17,747	48,202
Net earnings from continuing operations	173,848	157,534
Loss from discontinued operations, net of tax	—	(331,967)
Net earnings (loss)	173,848	(174,433)
Net loss (earnings) attributable to noncontrolling interests	402	(28,397)
Net earnings (loss) attributable to Match Group, Inc. shareholders	$174,250	$(202,830)

Net earnings per share from continuing operations:
Basic	$0.65	$0.69
Diluted	$0.57	$0.61
Net earnings (loss) per share attributable to Match Group, Inc. shareholders:
Basic	$0.65	$(1.11)
Diluted	$0.57	$(1.00)

Stock-based compensation expense by function:
Cost of revenue	$989	$1,167
Selling and marketing expense	1,265	1,147
General and administrative expense	18,480	10,881
Product development expense	9,382	7,977
Total stock-based compensation expense	$30,116	$21,172
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net earnings (loss)	$173,848	$(174,433)
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(20,609)	(26,093)
Change in unrealized losses on available-for-sale securities	—	(12)
Total other comprehensive loss	(20,609)	(26,105)
Comprehensive income (loss)	153,239	(200,538)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	402	(28,397)
Change in foreign currency translation adjustment attributable to noncontrolling interests	33	4,766
Comprehensive loss (income) attributable to noncontrolling interests	435	(23,631)
Comprehensive income (loss) attributable to Match Group, Inc. shareholders	$153,674	$(224,169)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2021

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2020	$640	$267	267,329	$7,089,007	$(8,422,904)	$(81,454)	$(1,415,084)	$1,042	$(1,414,042)
Net (loss) earnings for the three months ended March 31, 2021	(410)	—	—	—	174,250	—	174,250	8	174,258
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(20,576)	(20,576)	(33)	(20,609)
Stock-based compensation expense	—	—	—	31,431	—	—	31,431	—	31,431
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,753	19,422	—	—	19,425	—	19,425
Adjustment of redeemable noncontrolling interests to fair value	810	—	—	(810)	—	—	(810)	—	(810)
Other	—	—	—	(3,227)	—	—	(3,227)	—	(3,227)
Balance as of March 31, 2021	$1,040	$270	270,082	$7,135,823	$(8,248,654)	$(102,030)	$(1,214,591)	$1,017	$(1,213,574)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Three Months Ended March 31, 2020

		Match Group Shareholders’ Equity
		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2019	$44,527	$263	263,230	$16	16,157	$11,378,160	$1,724,640	$(136,349)	$(10,309,612)	$2,657,118	$970,276	$3,627,394
Net (loss) earnings for the three months ended March 31, 2020	(1,462)	—	—	—	—	—	(202,830)	—	—	(202,830)	29,859	(172,971)
Other comprehensive income (loss), net of tax	99	—	—	—	—	—	—	(21,339)	—	(21,339)	(4,865)	(26,204)
Stock-based compensation expense	15	—	—	—	—	11,499	—	—	—	11,499	44,586	56,085
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	1	272	—	—	(20,516)	—	—	—	(20,515)	—	(20,515)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(139,565)	—	403	—	(139,162)	(9,442)	(148,604)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	2,418	—	—	—	—	(2,418)	—	—	—	(2,418)	—	(2,418)
Purchase of Match Group and ANGI treasury stock	—	—	—	—	—	(120,658)	—	—	—	(120,658)	—	(120,658)
Other	(1)	—	—	—	—	1	—	—	—	1	—	1
Balance as of March 31, 2020	$42,431	$264	263,502	$16	16,157	$11,106,503	$1,521,810	$(157,285)	$(10,309,612)	$2,161,696	$1,030,414	$3,192,110
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$173,848	$(174,433)
Add back: loss from discontinued operations, net of tax	—	331,967
Net earnings from continuing operations	173,848	157,534
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	30,116	21,172
Depreciation	10,457	9,394
Amortization of intangibles	213	6,403
Deferred income taxes	(10,007)	(46,295)
Other adjustments, net	4,601	(294)
Changes in assets and liabilities
Accounts receivable	(75,271)	(52,583)
Other assets	19,626	10,714
Accounts payable and other liabilities	(40,242)	(18,280)
Income taxes payable and receivable	(21,867)	(49,351)
Deferred revenue	10,834	834
Net cash provided by operating activities attributable to continuing operations	102,308	39,248
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(10,290)	(9,781)
Other, net	(255)	(117)
Net cash used in investing activities attributable to continuing operations	(10,545)	(9,898)
Cash flows from financing activities attributable to continuing operations:
Proceeds from Senior Notes offerings	—	500,000
Debt issuance costs	(730)	(8,977)
Proceeds from issuance of common stock pursuant to stock-based awards	29,973	—
Withholding taxes paid on behalf of employees on net settled stock-based awards of Former Match Group and Match Group	(10,548)	(145,357)
Purchase of Former Match Group treasury stock	—	(81,686)
Other, net	—	1
Net cash provided by financing activities attributable to continuing operations	18,695	263,981
Total cash provided by continuing operations	110,458	293,331
Net cash provided by operating activities attributable to discontinued operations	—	41,727
Net cash used in investing activities attributable to discontinued operations	—	(576,108)
Net cash used in financing activities attributable to discontinued operations	—	(69,318)
Total cash used in discontinued operations	—	(603,699)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,930)	(5,996)
Net increase (decrease) in cash, cash equivalents, and restricted cash	106,528	(316,364)
Cash, cash equivalents, and restricted cash at beginning of period	739,302	3,140,358
Cash, cash equivalents, and restricted cash at end of period	$845,830	$2,823,994
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc., through its portfolio companies, is a leading provider of dating services available globally. Our portfolio of brands includes Tinder®, Match®, Meetic®, OkCupid®, Hinge®, Pairs™, PlentyOfFish®, and OurTime®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio companies and their trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world. Match Group has one operating segment, Dating, which is managed as a portfolio of dating brands.
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
In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except for an update reflecting the new accounting standard related to convertible instruments, and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated and combined statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of cash equivalents, the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of revenue reserves; the carrying value of right-of-use assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets, and other factors that the Company considers relevant.
Accounting for Investments and Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer; value is generally determined based on a

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative change in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the investment is below the carrying value, the Company writes down the security to its fair value and records the corresponding charge within other income (expense), net.
Revenue Recognition
Revenue is recognized when control of the promised services are transferred to our customers, and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2020 was $239.1 million. During the three months ended March 31, 2021, the Company recognized $172.5 million of revenue that was included in the deferred revenue balance as of December 31, 2020. The current deferred revenue balance at March 31, 2021 is $248.2 million. At March 31, 2021 and December 31, 2020, there was no non-current portion of deferred revenue.
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
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Direct Revenue:
North America	$326,829	$263,347
International	328,352	271,477
Total Direct Revenue	655,181	534,824
Indirect Revenue (principally advertising revenue)	12,431	9,818
Total Revenue	$667,612	$544,642
Recent Accounting Pronouncements
Accounting pronouncements adopted by the Company
In August 2020, the FASB issued ASU No. 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the discount resulting from the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which results in increased dilutive securities as the assumption of cash settlement of the notes is not available for the purpose of calculating earnings per share. The provisions of ASU 2020-06 are effective for reporting periods beginning after December 15, 2021, with early adoption permitted for reporting periods beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis.
The Company early adopted ASU No. 2020-06 as of January 1, 2021 on a fully retrospective basis. The impact of adopting ASU No. 2020-06 is as follows:

	Prior to the adoption of ASU No. 2020-06	After adoption of ASU No. 2020-06	Effect of adoption of ASU No. 2020-06

	(In thousands)
Statement of operations impacts for the three months ended March 31, 2020
Interest expense	$42,649	$31,894	$(10,755)
Income tax benefit	$50,747	$48,202	$(2,545)
Net earnings from continuing operations	$149,324	$157,534	$8,210

Net earnings per share from continuing operations:
Basic	$0.65	$0.69	$0.04
Diluted	$0.59	$0.61	$0.02

Weighted average dilutive shares outstanding	191,259	204,658	13,399

Balance sheet impacts at December 31, 2020:
Non-current deferred tax asset	$224,013	$292,820	$68,807
Long-term debt, net	$3,534,706	$3,840,930	$306,224
Additional paid-in capital	$7,394,646	$7,089,007	$(305,639)
Retained deficit	$(8,491,126)	$(8,422,904)	$68,222
The impact of the adoption of ASU No. 2020-06 at December 31, 2019 resulted in an increase to retained earnings of $34.7 million and a decrease in additional paid-in capital of $305.6 million.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—INCOME TAXES
At the end of each interim period, the Company estimates the annual effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects, are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of beginning-of-the-year deferred tax assets in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.

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
For the three months ended March 31, 2021 and 2020, the Company recorded an income tax benefit of $17.7 million and $48.2 million, respectively. The effective tax rates in both three-month periods benefited from excess tax benefits generated by the exercise and vesting of stock-based awards.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include a review of the timing and amount of income and deductions, and the allocation of such income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for the years ended December 31, 2010 through 2016, resulting in reductions to the manufacturing tax deduction and research credits claimed. The IRS began an audit of the year ended December 31, 2017 in the second quarter of 2020. The statute of limitations for the years 2010 through 2012 has been extended to May 31, 2021, and the statute of limitations for the years 2013 to 2017 has been extended to June 30, 2022. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At both March 31, 2021 and December 31, 2020, unrecognized tax benefits, including interest and penalties, were $46.7 million. If unrecognized tax benefits at March 31, 2021 are subsequently recognized, income tax expense would be reduced by $41.1 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2020 was $41.8 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $3.7 million by March 31, 2022 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Our income tax provision for the three months ended March 31, 2021 and 2020 includes a decrease of interest and penalties of $0.4 million and $1.8 million, respectively. At March 31, 2021 and December 31, 2020, noncurrent income taxes payable includes accrued interest and penalties of $1.4 million and $1.9 million, respectively.
As a result of the Company’s separation from IAC/InterActiveCorp (“IAC”), temporary differences and tax attributes from our federal and consolidated state income tax filings were allocated between the Company and IAC. The allocation attributable to IAC resulted in an increase to the Company’s net deferred tax asset and additional paid-in capital. A preliminary allocation attributable to the Company was recorded in 2020. Any subsequent adjustment to allocated tax attributes will be recognized as an adjustment to deferred taxes and additional paid-in capital. See “Note 10—Related Party Transactions” for amounts outstanding under the tax matters agreement with IAC.
NOTE 3—DISCONTINUED OPERATIONS
Pursuant to the terms of the transaction agreement dated as of December 19, 2019 (as amended, the “Transaction Agreement”), on June 30, 2020, the companies formerly known as Match Group, Inc. (referred to as “Former Match Group”) and IAC/InterActiveCorp (referred to as “Former IAC”) completed the separation of the Company from IAC through a series of transactions that resulted in two, separate public companies—(1) Match Group, which consists of the businesses of Former Match Group and certain financing subsidiaries previously owned by Former IAC, and (2) IAC, formerly known as IAC Holdings, Inc., consisting of Former IAC’s businesses other than Match Group (the “Separation”). Accordingly, the businesses of Former IAC other than Match Group are presented as discontinued operations.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The key components of loss from discontinued operations for the three months ended March 31, 2020 consist of the following:

Three Months Ended March 31,
2020

(In thousands)
Revenue	$684,124
Operating costs and expenses	(999,276)
Operating loss	(315,152)
Interest expense	(2,217)
Other expense	(53,747)
Income tax benefit	39,149
Loss from discontinued operations	$(331,967)

NOTE 4—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both March 31, 2021 and December 31, 2020, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through March 31, 2021 were $2.1 million. For both the three months ended March 31, 2021 and 2020, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of March 31, 2021 and December 31, 2020, the Company has elected the measurement alternative. For the three months ended March 31, 2021 and 2020, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2021
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$294,001	$—	$294,001
Time deposits	—	50,000	50,000
Total	$294,001	$50,000	$344,001

	December 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$147,615	$—	$147,615
Time deposits	—	50,000	50,000
Total	$147,615	$50,000	$197,615
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
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a) (b)	$(3,843,244)	$(5,894,051)	$(3,840,930)	$(6,267,976)
______________________
(a)At March 31, 2021 and December 31, 2020, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $49.3 million and $51.6 million, respectively.
(b)At March 31, 2021, the fair value of the of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes is $1,617.8 million, $970.6 million, and $1,031.2 million, respectively. At

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
December 31, 2020, the fair value of the of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes is $1,780.3 million, $1,052.1 million, and $1,113.9 million, respectively.
At March 31, 2021 and December 31, 2020, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 5—LONG-TERM DEBT, NET
Long-term debt consists of:

	March 31, 2021	December 31, 2020

	(In thousands)
Revolving Credit Facility due February 13, 2025 (the “Credit Facility”)	$—	$—
Term Loan due February 13, 2027 (the “Term Loan”)	425,000	425,000
Delayed Draw Term Loan due March 25, 2022 (the “Delayed Draw Term Loan”)	—	—
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”); interest payable each April 1 and October 1	517,500	517,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,892,500	3,892,500
Less: Unamortized original issue discount	5,830	6,029
Less: Unamortized debt issuance costs	43,426	45,541
Total long-term debt, net	$3,843,244	$3,840,930
Credit Facility, Term Loan, and Delayed Draw Term Loan
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”) is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for the Credit Facility, the Term Loan, and, as of March 26, 2021, the Delayed Draw Term Loan.
The Credit Facility has a borrowing capacity of $750 million and matures on February 13, 2025. At both March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the Credit Facility, there were outstanding letters of credit of $0.2 million, and we had $749.8 million available under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of March 31, 2021. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility or the Delayed Draw Term Loan, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both March 31, 2021 and December 31, 2020, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at LIBOR plus 1.75%, which was 1.95% and 1.96% at March 31, 2021 and December 31, 2020, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.
On March 26, 2021, MG Holdings II amended the Credit Agreement to provide for the $400 million Delayed Draw Term Loan, the proceeds of which may be used only to finance a portion of the consideration for the acquisition of Hyperconnect, Inc. MG Holdings II will pay a ticking fee, starting May 11, 2021, on the Delayed Draw Term Loan until it is drawn, in an amount equal to the commitment fee for the Credit Facility. The Delayed Draw Term Loan bears interest in accordance with the consolidated net leverage ratio pricing grid applicable to borrowings under the Credit Facility and matures, whether or not drawn, on March 25, 2022. There were no outstanding borrowings under the Delayed Draw Term Loan at March 31, 2021.
The Credit Agreement includes covenants that would limit the ability of MG Holdings II to pay dividends, make distributions, or repurchase MG Holdings II’s stock in the event MG Holdings II’s secured net leverage ratio exceeds 2.0 to 1.0, while the Term Loan remains outstanding and, thereafter, if MG Holdings II’s consolidated net leverage ratio exceeds 4.0 to 1.0, or if an event of default has occurred. The Credit Agreement includes additional covenants that limit the ability of MG Holdings II and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the Credit Facility, Term Loan, and Delayed Draw Term Loan are unconditionally guaranteed by certain MG Holdings II wholly-owned domestic subsidiaries and are also secured by the stock of certain MG Holdings II domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility, and Delayed Draw Term Loan rank equally with each other, and have priority over the Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
Senior Notes
The 5.00% Senior Notes were issued on December 4, 2017. At any time prior to December 15, 2022, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date.
The 4.625% Senior Notes were issued on May 19, 2020. At any time prior to June 1, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date.
The 5.625% Senior Notes were issued on February 15, 2019. At any time prior to February 15, 2024, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date.
The 4.125% Senior Notes were issued on February 11, 2020. At any time prior to May 1, 2025, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date.
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at March 31, 2021. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
governing the 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
The Senior Notes all rank equally in right of payment.
Exchangeable Notes
During 2017, Match Group FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, issued $517.5 million aggregate principal amount of its 2022 Exchangeable Notes. During 2019, Match Group FinanceCo 2, Inc. and Match Group FinanceCo 3, Inc., direct, wholly-owned subsidiaries of the Company, issued $575.0 million aggregate principal amount of its 2026 Exchangeable Notes, and $575.0 million aggregate principal amount of its 2030 Exchangeable Notes, respectively.
The 2022, 2026, and 2030 Exchangeable Notes (collectively the “Exchangeable Notes”) are guaranteed by the Company but are not guaranteed by MG Holdings II or any of its subsidiaries.
The following table presents details of the exchangeable features:

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
As more specifically set forth in the applicable indentures, the Exchangeable Notes are exchangeable under the following circumstances:
(1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price on each applicable trading day;
(2) during the five-business day period after any five-consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the exchange rate on each such trading day;
(3) if the issuer calls the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4) upon the occurrence of specified corporate events as further described in the indentures governing the respective Exchangeable Notes.
On or after the respective exchangeable dates noted in the table above, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their Exchangeable Notes regardless of the foregoing conditions. Upon exchange, the issuer, in its sole discretion, has the option to settle the Exchangeable Notes with cash, shares of the Company’s common stock, or a combination of cash and shares of the Company's common stock. Any shares issued in further settlement of the notes would be offset by shares received upon exercise of the Exchangeable Note Hedges (described below).
The Company’s 2022, 2026, and 2030 Exchangeable Notes were exchangeable as of March 31, 2021. No Exchangeable Notes were exchanged during the three months ended March 31, 2021 and for the year ended December 31, 2020.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table presents the if-converted value that exceeded the principal of each note based on the Company’s stock price on March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020

	(In millions)
2022 Exchangeable Notes	$1,098.7	$1,261.2
2026 Exchangeable Notes	$327.6	$418.3
2030 Exchangeable Notes	$363.0	$457.2
Additionally, each of Match Group FinanceCo 2, Inc. and Match Group FinanceCo 3, Inc. may redeem for cash all or any portion of its applicable notes, at its option, on or after June 20, 2023 and July 20, 2026, respectively, if the last reported sale price of the Company’s common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the notice of redemption is provided, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the applicable issuer provides notice of redemption, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The following table sets forth the components of the Exchangeable Senior Notes within long-term debt, net:

	March 31, 2021			December 31, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$517,500	$575,000	$575,000	$517,500	$575,000	$575,000
Less: Unamortized debt issuance costs	5,604	8,299	9,370	6,511	8,700	9,627
Net carrying value included in long-term debt, net	$511,896	$566,701	$565,630	$510,989	$566,300	$565,373
The following table sets forth interest expense recognized related to the Exchangeable Senior Notes:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,132	$1,258	$2,875	$1,132	$1,258	$2,875
Amortization of debt issuance costs	907	401	257	898	380	235
Total interest expense recognized	$2,039	$1,659	$3,132	$2,030	$1,638	$3,110
The effective interest rates for the 2022, 2026, and 2030 Exchangeable Notes are 1.6%, 1.2%, and 2.2%, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Exchangeable Notes Hedges and Warrants
In connection with the Exchangeable Notes offerings, the Company purchased call options allowing the Company to purchase initially (subject to adjustment upon the occurrence of specified events) the same number of shares that would be issuable upon the exchange of the applicable Exchangeable Notes at the prices per share set forth below (the “Exchangeable Notes Hedge”), and sold warrants allowing the counterparty to purchase (subject to adjustment upon the occurrence of specified events) shares at the per share prices set forth below (the “Exchangeable Notes Warrants”).
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
The following tables present details of the Exchangeable Notes Hedges and Warrants:

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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings.

	Three Months Ended March 31, 2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(81,454)	$(81,454)
Other comprehensive loss	(20,576)	(20,576)
Balance at March 31	$(102,030)	$(102,030)

	Three Months Ended March 31, 2020
	Foreign Currency Translation Adjustment	Unrealized Loss on Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(136,349)	$—	$(136,349)
Other comprehensive loss	(21,307)	(12)	(21,319)
Amounts reclassified into earnings	(20)	—	(20)
Net period other comprehensive loss	(21,327)	(12)	(21,339)
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	403	—	403
Balance at March 31	$(157,273)	$(12)	$(157,285)
At both March 31, 2021 and 2020, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7—EARNINGS PER SHARE
As a result of the Separation on June 30, 2020, weighted average basic and dilutive shares outstanding for all periods prior to the Separation reflect the share position of Former IAC multiplied by the Separation exchange ratio of 2.1584. The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended March 31,
	2021		2020
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$173,848	$173,848	$157,534	$157,534
Net loss (earnings) attributable to noncontrolling interests	402	402	(30,769)	(30,769)
Impact from subsidiaries’ dilutive securities of continuing operations(a)	—	(467)	—	(5,480)
Interest on dilutive Exchangeable Senior Notes, net of income tax(b)	—	4,075	—	4,070
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$174,250	$177,858	$126,765	$125,355

Loss from discontinued operations, net of tax	$—	$—	$(331,967)	$(331,967)
Net loss attributable to noncontrolling interests of discontinued operations	—	—	2,372	2,372
Net loss from discontinued operations attributable to shareholders	—	—	(329,595)	(329,595)
Net earnings (loss) attributable to Match Group, Inc. shareholders	$174,250	$177,858	$(202,830)	$(204,240)

Denominator
Weighted average basic shares outstanding	268,649	268,649	183,117	183,117
Dilutive securities(a)(c)(d)	—	16,774	—	5,842
Dilutive shares from Exchangeable Senior Notes, if-converted(b)	—	25,162	—	15,699
Denominator for earnings per share—weighted average shares(a)(b)(c)(d)	268,649	310,585	183,117	204,658

Earnings per share:
Earnings per share from continuing operations	$0.65	$0.57	$0.69	$0.61
Loss per share from discontinued operations, net of tax	$—	$—	$(1.80)	$(1.61)
Earnings (loss) per share	$0.65	$0.57	$(1.11)	$(1.00)
______________________
(a)Former IAC had the option to settle certain Former Match Group stock-based awards with Former IAC shares. For the three months ended March 31, 2020, it was more dilutive for Former Match Group to settle certain Former Match Group equity awards.
(b)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Senior Notes. For the three months ended March 31, 2021, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Senior Notes

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
and dilutive shares were included for the same set of notes at the Match Group exchange rates. For the three months ended March 31, 2020, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Senior Notes and dilutive shares were included for the same set of notes at the Former IAC exchange rates multiplied by the Separation exchange ratio.
(c)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three months ended March 31, 2021 and 2020, 0.7 million and 15.7 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(d)Market-based awards and performance-based and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2021 and 2020, 0.5 million and 0.2 million shares, respectively, underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019

	(In thousands)
Cash and cash equivalents	$845,696	$739,164	$791,321	$465,676
Restricted cash included in other current assets	134	138	123	127
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	—	2,032,152	2,674,146
Restricted cash included in non-current assets of discontinued operations	—	—	398	409
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$845,830	$739,302	$2,823,994	$3,140,358

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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 9, 2020, the court granted the Company’s motion to stay the case until the United States Supreme Court issues a decision in the consolidated appeal of Federal Trade Commission v. Credit Bureau Center, LLC and AMG Capital Management, LLC v. FTC. On April 22, 2021, the Supreme Court issued its decision, rejecting that the FTC has the ability to seek equitable monetary relief using Section 13(b) of the FTC Act. We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.

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
In addition to the agreements entered into at the time of the Separation, Match Group leases office space to IAC in a building owned by the Company in Los Angeles. Match Group also leases office space from IAC in New York City on a month-to-month basis, which the Company expects to terminate in the first half of 2021. For the three months ended March 31, 2021, the Company received less than $0.1 million from IAC pursuant to the Los Angeles lease and the Company paid $0.2 million to IAC pursuant to the New York City lease.
All such amounts were paid in full by the Company, and there is no receivable balance due from IAC at March 31, 2021.
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
Under the tax matters agreement, as of March 31, 2021, Match Group is obligated to remit to IAC $2.0 million of expected state tax refunds relating to tax years prior to the Separation. This obligation is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. Additionally, IAC is obligated to indemnify Match Group for IAC’s share of tax liabilities related to various periods prior to the Separation. At March 31, 2021, a receivable of $1.8 million is included in “Other current assets” in the accompanying consolidated balance sheet representing an estimate of the amount that Match Group expects to be indemnified for under this arrangement. At March 31, 2021, Match Group has an indemnification asset of $0.6 million included in “Other non-current assets” in the accompanying consolidated balance sheet for uncertain tax positions that related to Former IAC prior to the Separation.
Transition Services Agreement
Pursuant to the transition services agreement, IAC can provide certain services to Match Group that Former IAC had historically provided to Former Match Group. Match Group can also provide certain services to IAC that Former Match Group previously provided to Former IAC. The transition services agreement also provides that Match Group and IAC will make efforts to replace, amend, or divide certain joint contracts with third-parties relating to services or products used by both Match Group and IAC. Match Group and IAC also agreed to continue sharing certain services provided pursuant to certain third-party vendor contracts that were not replaced, amended, or divided prior to closing of the Separation.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
For the three months ended March 31, 2021, the Company paid IAC less than $0.1 million related to services provided by IAC under the transitions services agreement. Additionally, the Company received $0.1 million from IAC for services provided under the transitions services agreement.
Employee Matters Agreement
Pursuant to the amended and restated employee matters agreement, Match Group will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees upon exercise or vesting. In addition, Match Group employees participated in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan through December 31, 2020, and Match Group reimbursed IAC for the costs of such participation pursuant to the amended and restated employee matters agreement. Match Group established its own employee benefit plans effective January 1, 2021.
For the three months ended March 31, 2021, the Company paid IAC $0.1 million for the cost of IAC equity awards held by the Company’s employees upon vesting. At March 31, 2021, the Company has accrued
$1.8 million as the estimated cost due to IAC for IAC equity awards held by Match Group employees. Additionally, the Company paid IAC less than $0.1 million for residual costs associated with the health and welfare plans and 401(k) plan, inclusive of employee contributions to both, related to the period prior to December 31, 2020.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
2021 Developments
In February 2021, the Company entered into a definitive agreement to acquire Hyperconnect, Inc. (“Hyperconnect”), a leading social discovery and video technology company based in Seoul, South Korea. The acquisition is valued at approximately $1.725 billion, subject to customary adjustments for cash, debt-like items, and net working capital at the closing of the acquisition. The Company has the option to pay up to 50% of the consideration in common stock of the Company, with the remaining balance of the consideration paid in cash. The Company expects to fund the cash portion of the consideration through a combination of cash on hand and draws on its existing Credit Facility and Delayed Draw Term Loan. The acquisition is anticipated to close in the second quarter of 2021, subject to customary closing conditions and receipt of certain regulatory approvals.
On March 26, 2021, Match Group Holdings II, LLC (“MG Holdings II”), amended its credit agreement to provide for the $400 million incremental “delayed draw” term loan facility (“Delayed Draw Term Loan”), the proceeds of which may be used only to finance a portion of the consideration for the acquisition of Hyperconnect. The Delayed Draw Term Loan provides Match Group with an additional potential source of funding for the Hyperconnect acquisition, including in the event we determine to deliver cash in lieu of some or all of the consideration otherwise payable in shares of Match Group common stock.
Key Terms:
Operating metrics:
•North America - consists of the financial results and metrics associated with users located in the United States and Canada.
•International - consists of the financial results and metrics associated with users located outside of the United States and Canada.
•Direct Revenue - is revenue that is received directly from end users of our services and includes both subscription and à la carte revenue.
•Indirect Revenue - is revenue that is not received directly from an end user of our services, substantially all of which is advertising revenue.
•Subscribers - are users who purchase a subscription to one of our services. Users who purchase only à la carte features are not included in Subscribers.
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
Operating costs and expenses:
•Cost of revenue - consists primarily of the amortization of in-app purchase fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, live video costs, and data center rent, energy and bandwidth costs. In-app purchase fees are fees paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and service features through the in-app payment systems provided by Apple and Google.
•Selling and marketing expense - consists primarily of advertising expenditures and compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures include online marketing, including fees paid to search engines and social media sites, offline marketing (which is primarily television advertising), and payments to partners that direct traffic to our brands.
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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of both March 31, 2021 and December 31, 2020, the Company had letters of credit outstanding of $0.2 million and $749.8 million available under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2020, the Term Loan bore interest at LIBOR plus 1.75% and the then applicable rate was 1.96%. As of March 31, 2021, the applicable rate was 1.95% and $425 million was outstanding.
•Delayed Draw Term Loan - The delayed draw term loan facility established under the credit agreement of MG Holdings II on March 26, 2021 to allow for a $400 million incremental delayed draw term loan, the proceeds of which may be used only to finance a portion of the consideration for the acquisition of Hyperconnect. The maturity of the Delayed Draw Term Loan, whether or not drawn, is March 25, 2022, and any outstanding balance would bear interest in accordance with the consolidated net leverage ratio pricing grid applicable to borrowings under the Credit Facility.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of March 31, 2021, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of March 31, 2021, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of March 31, 2021, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of March 31, 2021, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due October 1, 2022 issued by Match Group FinanceCo, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. As of March 31, 2021, $517.5 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of March 31, 2021, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of March 31, 2021, $575 million aggregate principal amount was outstanding.

Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA.
Management Overview
Match Group, Inc., through its portfolio companies, is a leading provider of dating services available globally. Our portfolio of brands includes Tinder®, Match®, Meetic®, OkCupid®, Hinge®, Pairs™, PlentyOfFish®, and OurTime®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio companies and their trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
For a more detailed description of the Company’s operating businesses, see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Year-to-Date March 31, 2021 Consolidated Results
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, revenue, operating income and Adjusted EBITDA grew 23%, 38%, and 32%, respectively, primarily due to subscriber growth at a number of brands, as well as the growth of à la carte revenue primarily at Hinge and PlentyOfFish. Operating income and Adjusted EBITDA grew at higher rates primarily due to general and administrative expenses (excluding stock-based compensation) remaining relatively flat compared to the prior year quarter. Operating income was further favorably impacted by lower amortization of intangibles, partially offset by higher stock-based compensation expense.

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020
Revenue

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

	(In thousands, except ARPU)
Direct Revenue:
North America	$326,829	$63,482	24%	$263,347
International	328,352	56,875	21%	271,477
Total Direct Revenue	655,181	120,357	23%	534,824
Indirect Revenue	12,431	2,613	27%	9,818
Total Revenue	$667,612	$122,970	23%	$544,642

Percentage of Total Revenue:
Direct Revenue:
North America	49%			48%
International	49%			50%
Total Direct Revenue	98%			98%
Indirect Revenue	2%			2%
Total Revenue	100%			100%

Average Subscribers:
North America	4,987	417	9%	4,570
International	6,122	778	15%	5,344
Total	11,109	1,195	12%	9,914

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.70		13%	$0.63
International	$0.59		7%	$0.55
Total	$0.64	$0.05	9%	$0.59
North America Direct Revenue grew $63.5 million, or 24%, in the first quarter of 2021 versus 2020, driven by 9% growth in Average Subscribers, 13% growth in ARPU, and growth in non-subscriber live streaming video revenue at PlentyOfFish. International Direct Revenue grew $56.9 million, or 21%, in the first quarter of 2021 versus 2020, driven by 15% growth in Average Subscribers and 7% growth in ARPU.
Growth in North America Average Subscribers was primarily driven by Tinder, Hinge, BLK, PlentyOfFish, and Chispa. Growth in International Average Subscribers was primarily driven by Tinder, with several other brands also contributing, including Pairs, Meetic, and Hinge. North America ARPU increased primarily due to à la carte features and optimized pricing at Hinge, live streaming video at PlentyOfFish, an increase in premium subscription purchases at Tinder, and pricing optimization at OkCupid. International ARPU was favorably impacted by the strength of the Euro relative to the U.S. dollar.
Indirect Revenue increased primarily due to a higher rate per impression received.

Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Cost of revenue	$179,455	$35,561	25%	$143,894
Percentage of revenue	27%			26%
Cost of revenue increased primarily due to an increase in in-app purchase fees paid to mobile app stores of $23.3 million; an increase of $8.5 million in partner related costs associated with live streaming video; and an increase in web operations of $2.0 million, consisting primarily of hosting fees.
Selling and marketing expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Selling and marketing expense	$144,988	$20,498	16%	$124,490
Percentage of revenue	22%			23%
Selling and marketing expense increased primarily due to higher marketing spend at multiple brands and an increase in compensation expense of $2.5 million.
General and administrative expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
General and administrative expense	$87,665	$8,346	11%	$79,319
Percentage of revenue	13%			15%
General and administrative expense increased primarily due to an increase in compensation of $10.1 million primarily related to an increase in stock-based compensation expense related to modifications of certain stock-based awards and new awards granted in the current year, and other increases in compensation, excluding stock-based compensation expense, due to higher headcount, and legal and consulting costs of $4.0 million associated with the acquisition of Hyperconnect. Partially offsetting these increases were decreases in other legal and professional expenses, and a reduction in travel expenses primarily due to the impacts of COVID.
Product development expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Product development expense	$55,576	$11,806	27%	$43,770
Percentage of revenue	8%			8%
Product development expense increased primarily due to an increase in compensation expense of $11.7 million, primarily due to an increase in headcount at Tinder and Hinge.

Depreciation

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Depreciation	$10,457	$1,063	11%	$9,394
Percentage of revenue	2%			2%
Depreciation increased primarily due to an increase in internally developed software placed in service.
Operating income and Adjusted EBITDA

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Operating income	$189,258	$51,886	38%	$137,372
Percentage of revenue	28%			25%

Adjusted EBITDA	$230,044	$55,703	32%	$174,341
Percentage of revenue	34%			32%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Principles of Financial Reporting.”
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020
Operating income and Adjusted EBITDA increased 38% and 32%, respectively, primarily driven by revenue growth at multiple brands and general and administrative expenses (excluding stock-based compensation) remaining relatively flat compared to the prior year quarter. Operating income was further favorably impacted by lower amortization of intangibles, partially offset by higher stock-based compensation expense.
At March 31, 2021, there was $293.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.
Interest expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Interest expense	$31,838	$(56)	—%	$31,894
Interest expense was flat compared to the prior period.

Other (expense) income, net

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Other (expense) income, net	$(1,319)	$(5,173)	NM	$3,854
________________________
NM = not meaningful
Other expense, net, in 2021 includes foreign currency losses of $1.6 million, partially offset by interest income of $0.2 million.
Other income, net, in 2020 includes income of $3.6 million in net foreign currency gains due primarily to the strengthening of the U.S. dollar and Euro relative to the British Pound (“GBP”) and interest income of $1.9 million.
Income tax benefit

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Income tax benefit	$17,747	$(30,455)	(63)%	$48,202
Effective income tax rate	NM			NM
The income tax benefits in 2021 and 2020, despite pre-tax income, are due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For further details of income tax matters see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Related party transactions
For a discussion of related party transactions see “Note 10—Related Party Transactions” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

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
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, as applicable. We believe Adjusted EBITDA is useful to analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of certain expenses.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net earnings (loss) attributable to Match Group, Inc. shareholders	$174,250	$(202,830)
Add back:
Net (loss) earnings attributable to noncontrolling interests	(402)	28,397
Loss from discontinued operations, net of tax	—	331,967
Income tax benefit	(17,747)	(48,202)
Other expense (income), net	1,319	(3,854)
Interest expense	31,838	31,894
Operating Income	189,258	137,372
Stock-based compensation expense	30,116	21,172
Depreciation	10,457	9,394
Amortization of intangibles	213	6,403
Adjusted EBITDA	$230,044	$174,341
Effects of Changes in Foreign Exchange Rates on Revenue
The impact of foreign exchange rates on the Company, due to its global reach, may be an important factor in understanding period over period comparisons if movement in exchange rates is significant. Since our results are reported in U.S. dollars, international revenue is favorably impacted as the U.S. dollar weakens relative to other currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other currencies. We believe the presentation of revenue excluding the effects from foreign exchange in addition to reported revenue helps improve investors’ ability to understand the Company’s performance because it excludes the impact of foreign currency volatility that is not indicative of Match Group’s core operating results.
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

The following table presents the impact of foreign exchange on total revenue, ARPU, and International ARPU for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

	(Dollars in thousands, except ARPU)
Revenue, as reported	$667,612	$122,970	23%	$544,642
Foreign exchange effects	(18,238)
Revenue excluding foreign exchange effects	$649,374	$104,732	19%	$544,642

(Percentage change calculated using non-rounded numbers, rounding differences may occur)
ARPU, as reported	$0.64		9%	$0.59
Foreign exchange effects	(0.02)
ARPU, excluding foreign exchange effects	$0.62		6%	$0.59

International ARPU, as reported	$0.59		7%	$0.55
Foreign exchange effects	(0.03)
International ARPU, excluding foreign exchange effects	$0.56		1%	$0.55

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents:
United States	$719,918	$581,038
All other countries	125,778	158,126
Total cash and cash equivalents	$845,696	$739,164

Long-term debt:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
Delayed Draw Term Loan due March 25, 2022	—	—
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
2022 Exchangeable Notes	517,500	517,500
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,892,500	3,892,500
Less: Unamortized original issue discount	5,830	6,029
Less: Unamortized debt issuance costs	43,426	45,541
Total long-term debt, net	$3,843,244	$3,840,930
Long-term Debt
For a detailed description of long-term debt, see “Note 5—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$102,308	$39,248
Net cash used in investing activities attributable to continuing operations	(10,545)	(9,898)
Net cash provided by financing activities attributable to continuing operations	18,695	263,981
2021
Net cash provided by operating activities attributable to continuing operations in 2021 includes adjustments to earnings of $30.1 million of stock-based compensation expense, $10.5 million of depreciation, and $4.6 million of other adjustments; partially offset by deferred income taxes of $10.0 million primarily related to the net operating loss created by settlement of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $75.3 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2020 rather than in the first quarter of 2021, and an increase in revenue; a decrease in accounts payable and other liabilities of $40.2 million due mainly to the timing of payments, including interest payments; and a decrease from income taxes payable and receivable of $21.9 million primarily related to payments of international taxes. These changes were partially offset by an increase from other assets of $19.6 million primarily due to the amortization of prepaid hosting services and an increase from deferred revenue of $10.8 million, due mainly to growth in subscription sales.
Net cash used in investing activities attributable to continuing operations in 2021 consists primarily of capital expenditures of $10.3 million that are primarily related to internal development of software and computer hardware to support our services.
Net cash provided by financing activities attributable to continuing operations in 2021 is primarily due to $30.0 million of proceeds from the issuance of common stock pursuant to stock-based awards, partially offset by payments of $10.5 million for withholding taxes paid on behalf of employees for equity awards.
2020
Net cash provided by operating activities attributable to continuing operations in 2020 includes adjustments to earnings of $332.0 million of loss related to discontinued operations, $21.2 million of stock-based compensation expense, $9.4 million of depreciation and $6.4 million for amortization of intangibles. Partially offsetting these adjustments was deferred income tax of $46.3 million primarily related to the net operating loss created by settlement of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $52.6 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2019 rather than in the first quarter of 2020; a decrease from income taxes payable and receivable of $49.4 million due to a tax refund receivable, tax payments in excess of tax accruals in foreign jurisdictions, and the effect of audit settlements; and a decrease in accounts payable and other liabilities of $18.3 million, due mainly to the timing of payments, including interest payments. These changes were partially offset by an increase from other assets of $10.7 million primarily due to amortization of prepaid hosting services.
Net cash used in investing activities attributable to continuing operations in 2020 consists primarily of capital expenditures of $9.8 million that are primarily related to internal development of software and computer hardware to support our services.
Net cash provided by financing activities attributable to continuing operations in 2020 is primarily due to proceeds of $500.0 million from the issuance of the 4.125% Senior Notes; partially offset by payments of $145.4 million for withholding taxes paid on behalf of employees for net settled equity awards and purchases of treasury stock of Former Match Group of $81.7 million.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of March 31, 2021, $749.8 million was available under the Credit Facility that expires on February 13, 2025. Additionally, the Company also has access to the $400 million Delayed Draw Term Loan, which is available only to fund a portion of the Hyperconnect acquisition.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2021 capital expenditures will be between approximately $80 million and $90 million, an increase from 2020 cash capital expenditures primarily due to leasehold improvements in our new leased New York office space, and building improvements at our company owned buildings in Los Angeles.
In connection with the anticipated Hyperconnect acquisition, the Company has the option to pay up to 50% of the consideration in common stock of the Company, with the remaining balance of the consideration payable in cash. The Company expects to fund the cash portion of the consideration with a combination of cash on hand and draws on its existing Credit Facility and Delayed Draw Term Loan. The acquisition is anticipated to close in the second quarter of 2021, subject to customary closing conditions and receipt of certain regulatory approvals.
As of March 31, 2021, all of the Company’s international cash can be repatriated without significant tax consequences.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
During the three months ended March 31, 2021, there were no material changes to the Company’s contractual obligations since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2021, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 9, 2020, the court granted the Company’s motion to stay the case until the United States Supreme Court issues a decision in the consolidated appeal of Federal Trade Commission v. Credit Bureau Center, LLC and AMG Capital Management, LLC v. FTC. On April 22, 2021, the Supreme Court issued its decision, rejecting that the FTC has the ability to seek equitable monetary relief using Section 13(b) of the FTC Act. We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
Securities Class Action Lawsuit Against Former Match Group
On October 3, 2019, a Former Match Group shareholder filed a securities class action lawsuit in federal district court in Texas against Former Match Group, its then Chief Executive Officer, and its Chief Financial Officer, on behalf of a class of acquirers of Former Match Group securities between August 6, 2019 and September 25, 2019. See Phillip R. Crutchfield v. Match Group, Inc., Amanda W. Ginsberg, and Gary Swidler, No. 3:19-cv-02356-C (Northern District of Texas). Invoking the allegations in the FTC lawsuit described above, the complaint alleges (i) that defendants failed to disclose to investors that Former Match Group induced customers to buy and upgrade subscriptions using misleading advertisements, that Former Match Group made it difficult for customers to cancel their subscriptions, and that, as a result, Former Match Group was likely to be subject to regulatory scrutiny; (ii) that Former Match Group lacked adequate disclosure controls and procedures; and (iii) that, as a result of the foregoing, defendants’ positive statements about Former Match Group’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. On March 30, 2021, the court granted defendants’ motion to dismiss with leave to amend. Plaintiff filed an amended complaint on April 23, 2021. We believe that the allegations in this lawsuit are without merit and will defend vigorously against them.
Derivative Complaint against Former Match Group
On February 28, 2020, a Former Match Group shareholder filed a shareholder derivative complaint in federal district court in Delaware against Former Match Group and its board of directors seeking to recover unspecified monetary damages on behalf of the Company and require the Company to implement and maintain unspecified internal controls and corporate governance practices and procedures. See Michael Rubin et al. v. Match Group, Inc. et al., Case No. 1:20-cv-00299 (District of Delaware). Invoking the allegations of the FTC lawsuit and Crutchfield securities class action lawsuit described above, the complaint alleges that the defendants caused or failed to prevent the alleged issues giving rise to the FTC complaint, received or approved compensation tied to the alleged wrongful conduct and sold Former Match Group stock with inside knowledge of the purported conduct. The parties filed a proposed stipulation and order staying the case until the motion to dismiss is decided in the Crutchfield litigation. The court granted the stay on April 9, 2020. On February 25, 2021, another Match Group shareholder filed a shareholder derivative complaint in the Delaware Court of Chancery on behalf of nominal defendant Match Group, Inc. against its board of directors seeking to recover unspecified monetary damages. See Daniel Ochoa v. Match Group, Inc. et al, C.A. No. 2021-0158-MTZ (Delaware Court of Chancery). The complaint alleges federal securities laws violations and that Match Group’s directors breached their fiduciary duties by purportedly exercising inadequate oversight to prevent the alleged issues giving rise to the FTC complaint and by purportedly transacting in Match Group stock while possessing knowledge of these issues. We believe that the allegations in these lawsuits are without merit and will defend vigorously against them.
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
Newman Derivative and Stockholder Class Action Regarding Separation Transaction
On June 24, 2020, a Former Match Group shareholder filed a complaint in the Delaware Court of Chancery against Former Match Group and its board of directors, as well as Match Group, IAC Holdings, Inc., and Barry Diller seeking to recover unspecified monetary damages on behalf of the Company and directly as a result of his ownership of Former Match Group stock in relation to the separation of Former Match Group from its former majority shareholder, Match Group. See David Newman et al. v. IAC/Interactive Corp. et al., C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). The complaint alleges that that the special committee established by Former Match Group’s board of directors to negotiate with Match Group regarding the separation transaction was not sufficiently independent of control from Match Group and Mr. Diller and that Former Match Group board members failed to adequately protect Former Match Group’s interest in negotiating the separation transaction, which resulted in a transaction that was unfair to Former Match Group and its shareholders. On January 21, 2021, the case was consolidated with other shareholder actions, and an amended complaint was filed on April 14, 2021. See In Re Match Group, Inc. Derivative Litigation, Consolidated C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). We believe that the allegations in this lawsuit are without merit and will defend vigorously against it.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: competition, our ability to maintain user rates on our higher monetizing dating services, our ability to attract users to our dating services through cost-effective marketing and related efforts, foreign currency exchange rate fluctuations, our ability to distribute our dating services through third parties and offset related fees, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, risks relating to certain of our international operations and acquisitions, certain risks relating to our relationship with IAC post-separation, the impact of the outbreak of COVID-19 coronavirus, the risks inherent in separating Match Group from IAC, including uncertainties related to, among other things, the expected benefits of the separation, any litigation arising out of or relating to the transaction, the tax treatment of the transaction, and the impact of the separation on the businesses of Match Group, and risks relating to the acquisition of Hyperconnect, including uncertainties related to, among other things, the costs and expected benefits of the transaction, the expected timing of the transaction or whether it will be completed, whether the conditions to the transaction can be satisfied or any event, change or other circumstance occurs that could give rise to the termination of the transaction (including the failure to receive any required regulatory approvals), any litigation arising out of or relating to the transaction, and the impact of the transaction on the business of Match Group.
Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2020. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition, and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report. Match Group does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2021.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2021.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of February 10, 2021, by and among the Company, the Buyer and the Sellers	8-K	001-34148	2.1	2/10/2021
10.1	Amendment No. 7 dated as of March 26, 2021 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017, as further amended as of December 17, 2018 and as further amended as of February 13, 2020, among Match Group Holdings II, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.	8-K	001-34148	10.1	3/31/2021
10.2	Form of Terms and Conditions for Performance-based Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2021	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Operating Officer and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Operating Officer and Chief Financial Officer	May 6, 2021
Gary Swidler