Form 10-Q
period 2021-06-30
Match Group, Inc.
filed 2021-08-06
CIK 891103

As filed with the Securities and Exchange Commission on August 5, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2021
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of July 30, 2021, there were 276,810,727 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2021	December 31, 2020

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$236,460	$739,164
Short-term investments	12,453	—
Accounts receivable, net of allowance of $307 and $286, respectively	259,325	137,023
Other current assets	126,238	144,025
Total current assets	634,476	1,020,212
Property and equipment, net of accumulated depreciation and amortization of $182,592 and $169,321, respectively	129,916	107,799
Goodwill	2,973,121	1,270,532
Intangible assets, net of accumulated amortization of $15,795 and $15,551, respectively	227,045	230,900
Deferred income taxes	314,029	293,487
Other non-current assets	155,346	123,524
TOTAL ASSETS	$4,433,933	$3,046,454
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$57,937	$29,200
Deferred revenue	262,968	239,088
Accrued expenses and other current liabilities	257,062	231,748
Total current liabilities	577,967	500,036
Long-term debt, net	3,845,555	3,840,930
Income taxes payable	13,061	14,582
Deferred income taxes	16,415	17,213
Other long-term liabilities	114,783	86,428
Redeemable noncontrolling interests	1,240	640
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 276,652,519 and 267,329,284 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	277	267
Additional paid-in capital	8,068,659	7,089,007
Retained deficit	(8,107,092)	(8,422,237)
Accumulated other comprehensive loss	(104,089)	(81,454)
Total Match Group, Inc. shareholders’ equity	(142,245)	(1,414,417)
Noncontrolling interests	7,157	1,042
Total shareholders’ equity	(135,088)	(1,413,375)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,433,933	$3,046,454
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Revenue	$707,760	$555,450	$1,375,372	$1,100,092
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	193,099	148,853	372,554	292,747
Selling and marketing expense	128,918	90,801	273,906	215,291
General and administrative expense	113,393	68,204	201,058	147,523
Product development expense	52,133	41,929	107,709	85,699
Depreciation	10,061	9,669	20,518	19,063
Amortization of intangibles	242	400	455	6,803
Total operating costs and expenses	497,846	359,856	976,200	767,126
Operating income	209,914	195,594	399,172	332,966
Interest expense	(32,219)	(34,751)	(64,057)	(66,645)
Other (expense) income, net	(355)	17,410	(1,674)	21,264
Earnings from continuing operations, before tax	177,340	178,253	333,441	287,585
Income tax (provision) benefit	(37,320)	(36,856)	(19,573)	11,346
Net earnings from continuing operations	140,020	141,397	313,868	298,931
Earnings (loss) from discontinued operations, net of tax	509	(34,611)	509	(366,578)
Net earnings (loss)	140,529	106,786	314,377	(67,647)
Net loss (earnings) attributable to noncontrolling interests	366	(31,869)	768	(60,266)
Net earnings (loss) attributable to Match Group, Inc. shareholders	$140,895	$74,917	$315,145	$(127,913)

Net earnings per share from continuing operations:
Basic	$0.52	$0.61	$1.17	$1.30
Diluted	$0.46	$0.54	$1.04	$1.15
Net earnings (loss) per share attributable to Match Group, Inc. shareholders:
Basic	$0.52	$0.41	$1.17	$(0.70)
Diluted	$0.46	$0.36	$1.04	$(0.63)

Stock-based compensation expense by function:
Cost of revenue	$1,012	$969	$2,001	$2,136
Selling and marketing expense	3,087	1,295	4,352	2,442
General and administrative expense	27,580	10,634	46,060	21,515
Product development expense	10,717	9,242	20,099	17,219
Total stock-based compensation expense	$42,396	$22,140	$72,512	$43,312
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net earnings (loss)	$140,529	$106,786	$314,377	$(67,647)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(2,136)	22,633	(22,745)	(3,460)
Change in unrealized losses on available-for-sale securities	—	11	—	(1)
Total other comprehensive (loss) income	(2,136)	22,644	(22,745)	(3,461)
Comprehensive income (loss)	138,393	129,430	291,632	(71,108)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	366	(31,869)	768	(60,266)
Change in foreign currency translation adjustment attributable to noncontrolling interests	77	(3,677)	110	1,089
Comprehensive loss (income) attributable to noncontrolling interests	443	(35,546)	878	(59,177)
Comprehensive income (loss) attributable to Match Group, Inc. shareholders	$138,836	$93,884	$292,510	$(130,285)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended June 30, 2021

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of March 31, 2021	$1,040	$270	270,082	$7,135,823	$(8,247,987)	$(102,030)	$(1,213,924)	$1,017	$(1,212,907)
Net (loss) earnings for the three months ended June 30, 2021	(525)	—	—	—	140,895	—	140,895	159	141,054
Other comprehensive loss, net of tax	—	—	—	—	—	(2,059)	(2,059)	(77)	(2,136)
Stock-based compensation expense	—	—	—	44,656	—	—	44,656	—	44,656
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	1	642	6,552	—	—	6,553	—	6,553
Issuance of common stock for the acquisition of Hyperconnect	—	6	5,929	890,845	—	—	890,851	—	890,851
Adjustment of redeemable noncontrolling interests to fair value	725	—	—	(725)	—	—	(725)	—	(725)
Purchase of noncontrolling interest	—	—	—	943	—	—	943	(2,571)	(1,628)
Adjustment of noncontrolling interests to fair value	—	—	—	(1,835)	—	—	(1,835)	1,835	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	(7,102)	—	—	(7,102)	7,102	—
Other	—	—	—	(498)	—	—	(498)	(308)	(4,033)
Balance as of June 30, 2021	$1,240	$277	276,653	$8,068,659	$(8,107,092)	$(104,089)	$(142,245)	$7,157	$(135,088)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Three Months Ended June 30, 2020

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of March 31, 2020	$42,431	$—	—	$264	263,502	$16	16,157	$11,106,503	$1,522,216	$(157,285)	$(10,309,612)	$2,162,102	$1,030,414	$3,192,516
Net (loss) earnings for the three months ended June 30, 2020	(608)	—	—	—	—	—	—	—	74,917	—	—	74,917	32,477	107,394
Other comprehensive (loss) income, net of tax	(785)	—	—	—	—	—	—	—	—	18,967	—	18,967	4,462	23,429
Stock-based compensation expense	—	—	—	—	—	—	—	61,560	—	—	—	61,560	41,777	103,337
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	181	—	—	(14,002)	—	—	—	(14,002)	—	(14,002)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	(72,705)	—	225	—	(72,480)	(1,963)	(74,443)
Adjustment of redeemable noncontrolling interests to fair value	2,389	—	—	—	—	—	—	(2,389)	—	—	—	(2,389)	—	(2,389)
Purchase of Former Match Group and ANGI Homeservices treasury stock	—	—	—	—	—	—	—	(67,077)	—	—	—	(67,077)	—	(67,077)
Retirement of treasury stock	—	—	—	(184)	(184,340)	(10)	(10,368)	194	(10,309,612)	—	10,309,612	—	—	—
Exchange Former IAC common stock and Class B common stock for Match Group common stock and completion of the Separation	(43,583)	184	183,749	(80)	(79,343)	(6)	(5,789)	(4,745,520)	—	13,781	—	(4,731,641)	(498,792)	(5,230,433)
Acquire Former Match Group noncontrolling interest	—	58	57,868	—	—	—	—	608,110	—	—	—	608,168	(608,168)	—
Other	—	—	—	—	—	—	—	(132)	—	—	—	(132)	130	(2)
Balance as of June 30, 2020	$(156)	$242	241,617	$—	—	$—	—	$6,874,542	$(8,712,479)	$(124,312)	$—	$(1,962,007)	$337	$(1,961,670)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Six Months Ended June 30, 2021

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2020	$640	$267	267,329	$7,089,007	$(8,422,237)	$(81,454)	$(1,414,417)	$1,042	$(1,413,375)
Net (loss) earnings for the six months ended June 30, 2021	(935)	—	—	—	315,145	—	315,145	167	315,312
Other comprehensive loss, net of tax	—	—	—	—	—	(22,635)	(22,635)	(110)	(22,745)
Stock-based compensation expense	—	—	—	76,087	—	—	76,087	—	76,087
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	4	3,395	25,974	—	—	25,978	—	25,978
Issuance of common stock for the acquisition of Hyperconnect	—	6	5,929	890,845	—	—	890,851	—	890,851
Adjustment of redeemable noncontrolling interests to fair value	1,535	—	—	(1,535)	—	—	(1,535)	—	(1,535)
Purchase of noncontrolling interest	—			943	—	—	943	(2,571)	(1,628)
Adjustment of noncontrolling interests to fair value	—	—	—	(1,835)	—	—	(1,835)	1,835	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	(7,102)	—	—	(7,102)	7,102	—
Other	—	—	—	(3,725)	—	—	(3,725)	(308)	(4,033)
Balance as of June 30, 2021	$1,240	$277	276,653	$8,068,659	$(8,107,092)	$(104,089)	$(142,245)	$7,157	$(135,088)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Six Months Ended June 30, 2020

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

				(In thousands)
Balance as of December 31, 2019	$44,527	$—	—	$263	263,230	$16	16,157	$11,378,160	$1,725,046	$(136,349)	$(10,309,612)	$2,657,524	$970,276	$3,627,800
Net (loss) earnings for the six months ended June 30, 2020	(2,070)	—	—	—	—	—	—	—	(127,913)	—	—	(127,913)	62,336	(65,577)
Other comprehensive loss, net of tax	(686)	—	—	—	—	—	—	—	—	(2,372)	—	(2,372)	(403)	(2,775)
Stock-based compensation expense	15	—	—	—	—	—	—	73,059	—	—	—	73,059	86,363	159,422
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	1	453	—	—	(34,518)	—	—	—	(34,517)	—	(34,517)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	(212,270)	—	628	—	(211,642)	(11,405)	(223,047)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,807	—	—	—	—	—	—	(4,807)	—	—	—	(4,807)	—	(4,807)
Purchase of Match Group and ANGI treasury stock	—	—	—	—	—	—	—	(187,735)	—	—	—	(187,735)	—	(187,735)
Retire treasury stock	—	—	—	(184)	(184,340)	(10)	(10,368)	194	(10,309,612)	—	10,309,612	—	—	—
Exchange Former IAC common stock and Class B common stock for Match Group common stock and completion of the Separation	(43,583)	184	183,749	(80)	(79,343)	(6)	(5,789)	(4,745,520)	—	13,781	—	(4,731,641)	(498,792)	(5,230,433)
Acquire Former Match Group noncontrolling interest	—	58	57,868	—	—	—	—	608,110	—	—	—	608,168	(608,168)	—
Other	(1)	—	—	—	—	—	—	(131)	—	—	—	(131)	130	(1)
Balance as of June 30, 2020	$(156)	$242	241,617	$—	—	$—	—	$6,874,542	$(8,712,479)	$(124,312)	$—	$(1,962,007)	$337	$(1,961,670)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$314,377	$(67,647)
Add back: (earnings) loss from discontinued operations, net of tax	(509)	366,578
Net earnings from continuing operations	313,868	298,931
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	72,512	43,312
Depreciation	20,518	19,063
Amortization of intangibles	455	6,803
Deferred income taxes	(20,731)	(16,060)
Other adjustments, net	7,407	19,667
Changes in assets and liabilities
Accounts receivable	(103,127)	(69,228)
Other assets	32,622	(10,144)
Accounts payable and other liabilities	(17,320)	(13,349)
Income taxes payable and receivable	18,899	(16,241)
Deferred revenue	25,712	13,133
Net cash provided by operating activities attributable to continuing operations	350,815	275,887
Cash flows from investing activities attributable to continuing operations:
Net cash (used) acquired in business combinations	(840,869)	—
Capital expenditures	(32,392)	(18,124)
Net cash distribution related to Separation of IAC	—	(2,448,749)
Other, net	(255)	(118)
Net cash used in investing activities attributable to continuing operations	(873,516)	(2,466,991)
Cash flows from financing activities attributable to continuing operations:
Borrowings under the Credit Facility	—	20,000
Proceeds from Senior Notes offerings	—	1,000,000
Principal payments on Credit Facility	—	(400,000)
Debt issuance costs	(851)	(13,195)
Proceeds from issuance of common stock pursuant to stock-based awards	37,333	—
Withholding taxes paid on behalf of employees on net settled stock-based awards of Former Match Group and Match Group	(11,380)	(209,698)
Purchase of Former Match Group treasury stock	—	(132,868)
Purchase of noncontrolling interests	(1,473)	(15,827)
Other, net	—	(12,745)
Net cash provided by financing activities attributable to continuing operations	23,629	235,667
Total cash used in continuing operations	(499,072)	(1,955,437)
Net cash provided by operating activities attributable to discontinued operations	—	20,031
Net cash used in investing activities attributable to discontinued operations	—	(963,420)
Net cash used in financing activities attributable to discontinued operations	—	(110,959)
Total cash used in discontinued operations	—	(1,054,348)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,636)	(1,152)
Net decrease in cash, cash equivalents, and restricted cash	(502,708)	(3,010,937)
Cash, cash equivalents, and restricted cash at beginning of period	739,302	3,140,358
Cash, cash equivalents, and restricted cash at end of period	$236,594	$129,421
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc., through its portfolio companies, is a leading provider of digital technologies designed to help people make meaningful connections. Our global portfolio of brands includes Tinder®, Match®, Meetic®, OkCupid®, Hinge®, Pairs™, PlentyOfFish®, OurTime®, Azar®, Hakuna Live™, and more, each built to increase our users’ likelihood of connecting with others. Through our trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world. Match Group has one operating segment, Connections, which is managed as a portfolio of brands.
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
In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2021.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2020 was $239.1 million. During the six months ended June 30, 2021, the Company recognized $234.9 million of revenue that was included in the deferred revenue balance as of December 31, 2020. The current deferred revenue balance at June 30, 2021 is $263.0 million. At June 30, 2021 and December 31, 2020, there was no non-current portion of deferred revenue.
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
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Direct Revenue:
Americas	$374,388	$298,693	$718,650	$579,938
Europe	196,542	154,050	385,601	310,540
APAC and Other	123,392	93,998	245,252	191,087
Total Direct Revenue	694,322	546,741	1,349,503	1,081,565
Indirect Revenue (principally advertising revenue)	13,438	8,709	25,869	18,527
Total Revenue	$707,760	$555,450	$1,375,372	$1,100,092
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The Company early adopted ASU No. 2020-06 as of January 1, 2021 on a fully retrospective basis. The impact of adopting ASU No. 2020-06 is as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Prior to the adoption of ASU No. 2020-06	After adoption of ASU No. 2020-06	Effect of adoption of ASU No. 2020-06	Prior to the adoption of ASU No. 2020-06	After adoption of ASU No. 2020-06	Effect of adoption of ASU No. 2020-06

	(In thousands, except per share data)
Statement of operations impacts
Interest expense	$45,647	$34,751	$(10,896)	$88,296	$66,645	$(21,651)
Income tax (provision) benefit	$(34,436)	$(36,856)	$(2,420)	$16,311	$11,346	$(4,965)
Net earnings from continuing operations	$132,921	$141,397	$8,476	$282,245	$298,931	$16,686

Net earnings per share from continuing operations:
Basic	$0.56	$0.61	$0.05	$1.21	$1.30	$0.09
Diluted	$0.51	$0.54	$0.03	$1.10	$1.15	$0.05

Weighted average dilutive shares outstanding	194,988	207,840	12,852	193,032	206,142	13,110

	Prior to the adoption of ASU No. 2020-06	After adoption of ASU No. 2020-06	Effect of adoption of ASU No. 2020-06

	(In thousands)
Balance sheet impacts at December 31, 2020:
Non-current deferred tax asset	$224,013	$293,487	$69,474
Long-term debt, net	$3,534,706	$3,840,930	$306,224
Additional paid-in capital	$7,394,646	$7,089,007	$(305,639)
Retained deficit	$(8,491,126)	$(8,422,237)	$68,889

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The impact of the adoption of ASU No. 2020-06 at December 31, 2019 resulted in an increase to retained earnings of $35.1 million and a decrease in additional paid-in capital of $305.6 million.
As the adoption of ASU No. 2020-06 did not impact cash, the operating cash flows from continuing operations were not impacted. Certain reconciliation line items to net earnings from continuing operations were adjusted to reflect the impact of the adoption of ASU No. 2020-06.
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
For the three months ended June 30, 2021 and 2020, the Company recorded an income tax provision of $37.3 million and $36.9 million, respectively. The effective tax rate in the three months ended June 30, 2020 benefited from excess tax benefits generated by the exercise or vesting of stock-based awards, partially offset by a non-recurring increase in the valuation allowance for foreign tax credits. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax provision (benefit) of $19.6 million and $(11.3) million, respectively. The effective tax rates in both six-month periods benefited from excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset in the 2020 period by a non-recurring increase in the valuation allowance for foreign tax credits.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include a review of the timing and amount of income and deductions, and the allocation of such income and deductions among various tax jurisdictions. The Internal Revenue Service has substantially completed its audit of the Company’s federal income tax returns for the years ended December 31, 2013 through 2017, resulting in reductions to the manufacturing tax deduction and research credits claimed. The statute of limitations for the years 2013 to 2017 has been extended to June 30, 2022. We are no longer subject to U.S. federal income tax examinations for years prior to 2013. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At both June 30, 2021 and December 31, 2020, unrecognized tax benefits, including interest and penalties, were $46.0 million and $46.7 million, respectively. If unrecognized tax benefits at June 30, 2021 are subsequently recognized, income tax expense would be reduced by $40.4 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2020 was $41.8 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.8 million by June 30, 2022 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended June 30, 2021 and 2020 were not material. At June 30, 2021 and December 31, 2020, noncurrent income taxes payable includes accrued interest and penalties of $1.4 million and $1.9 million, respectively.
As a result of the Company’s separation from IAC/InterActiveCorp (“IAC”), temporary differences and tax attributes from our federal and consolidated state income tax filings were allocated between the Company and IAC. The allocation attributable to IAC resulted in an increase to the Company’s net deferred tax asset and additional paid-in capital. A preliminary allocation attributable to the Company was recorded in 2020. Any subsequent adjustment to allocated tax attributes will be recognized as an adjustment to deferred taxes and additional paid-in capital. See “Note 11—Related Party Transactions” for amounts outstanding under the tax matters agreement with IAC.
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
The key components of loss from discontinued operations for the three and six months ended June 30, 2021 and 2020 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Revenue	$—	$726,361	$—	$1,410,485
Operating costs and expenses	—	(840,902)	—	(1,840,178)
Operating loss	—	(114,541)	—	(429,693)
Interest expense	—	(1,555)	—	(3,772)
Other income (expense)	—	51,244	—	(2,503)
Income tax benefit	509	30,241	509	69,390
Earnings (loss) from discontinued operations	$509	$(34,611)	$509	$(366,578)
NOTE 4—GOODWILL
Goodwill is as follows:

	June 30, 2021	December 31, 2020

	(In thousands)
Goodwill	$2,973,121	$1,270,532

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table presents the balance of goodwill, including the changes in the carrying value of goodwill, for the six months ended June 30, 2021:

(In thousands)
Balance at December 31, 2020	$1,270,532
Additions	1,721,538
Foreign Exchange Translation	(18,949)
Balance at June 30, 2021	$2,973,121
On June 17, 2021, Match Group completed the acquisition of all capital stock of Hyperconnect, Inc. (“Hyperconnect”), a leading social discovery and video technology company based in Seoul, South Korea. The acquisition increases our presence in Asian markets and enhances the real-time video capabilities of Match Group. The accounting purchase price was $1.75 billion, net of cash acquired, which consists of $840.9 million of cash, net of cash acquired; 5.9 million shares of Match Group common stock at a basis of the closing market price on the acquisition date; and $22.6 million of withholding taxes payable in the third quarter of 2021 on behalf of certain sellers. The initial allocation of the accounting purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair value, with the remaining purchase price allocated to goodwill. The allocation of the accounting purchase price is preliminary and will be finalized within the allowable measurement period once independent valuations of the fair value of the assets acquired and liabilities assumed, including identified intangible assets and goodwill, are completed.
NOTE 5—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both June 30, 2021 and December 31, 2020, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through June 30, 2021 were $2.1 million. For both the six months ended June 30, 2021 and 2020, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of June 30, 2021 and December 31, 2020, the Company has elected the measurement alternative. For the three months ended June 30, 2021 and 2020, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2021
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$2,053	$—	$2,053
Short-term investments:
Time deposits	—	12,453	12,453
Total	$2,053	$12,453	$14,506

	December 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$147,615	$—	$147,615
Time deposits	—	50,000	50,000
Total	$147,615	$50,000	$197,615
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
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a) (b)	$(3,845,555)	$(6,458,340)	$(3,840,930)	$(6,267,976)
______________________
(a)At June 30, 2021 and December 31, 2020, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $46.9 million and $51.6 million, respectively.
(b)At June 30, 2021, the fair value of the of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes is $1,898.1 million, $1,096.2 million, and $1,168.9 million, respectively. At

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
December 31, 2020, the fair value of the of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes is $1,780.3 million, $1,052.1 million, and $1,113.9 million, respectively.
At June 30, 2021 and December 31, 2020, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 6—LONG-TERM DEBT, NET
Long-term debt consists of:

	June 30, 2021	December 31, 2020

	(In thousands)
Revolving Credit Facility due February 13, 2025 (the “Credit Facility”)	$—	$—
Term Loan due February 13, 2027 (the “Term Loan”)	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”); interest payable each April 1 and October 1	517,500	517,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,892,500	3,892,500
Less: Unamortized original issue discount	5,628	6,029
Less: Unamortized debt issuance costs	41,317	45,541
Total long-term debt, net	$3,845,555	$3,840,930
Credit Facility and Term Loan
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”) is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for the Credit Facility and the Term Loan.
The Credit Facility has a borrowing capacity of $750 million and matures on February 13, 2025. At both June 30, 2021 and December 31, 2020, there were no outstanding borrowings under the Credit Facility, $0.2 million in outstanding letters of credit, and $749.8 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of June 30, 2021. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both June 30, 2021 and December 31, 2020, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at LIBOR plus 1.75%, which was 1.91% and 1.96% at June 30, 2021 and December 31, 2020, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
On March 26, 2021, MG Holdings II amended the Credit Agreement to provide for a $400 million Delayed Draw Term Loan, the proceeds of which could have been used only to finance a portion of the consideration for the acquisition of Hyperconnect, Inc. The Delayed Draw Term Loan was terminated effective June 18, 2021, in accordance with its terms.
The Credit Agreement includes covenants that would limit the ability of MG Holdings II to pay dividends, make distributions, or repurchase MG Holdings II’s stock in the event MG Holdings II’s secured net leverage ratio exceeds 2.0 to 1.0, while the Term Loan remains outstanding and, thereafter, if MG Holdings II’s consolidated net leverage ratio exceeds 4.0 to 1.0, or if an event of default has occurred. The Credit Agreement includes additional covenants that limit the ability of MG Holdings II and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain MG Holdings II wholly-owned domestic subsidiaries and are also secured by the stock of certain MG Holdings II domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility, rank equally with each other, and have priority over the Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at June 30, 2021. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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
The Company’s 2022, 2026, and 2030 Exchangeable Notes were exchangeable as of June 30, 2021. One 2022 Exchangeable Note was exchanged during the three and six months ended June 30, 2021 and was settled in July 2021; no Exchangeable Notes were exchanged during the year ended December 31, 2020.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table presents the if-converted value that exceeded the principal of each note based on the Company’s stock price on June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020

	(In millions)
2022 Exchangeable Notes	$1,379.5	$1,261.2
2026 Exchangeable Notes	$484.4	$418.3
2030 Exchangeable Notes	$525.9	$457.2
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
The following table sets forth the components of the Exchangeable Senior Notes within long-term debt, net:

	June 30, 2021			December 31, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$517,500	$575,000	$575,000	$517,500	$575,000	$575,000
Less: Unamortized debt issuance costs	4,684	7,912	9,127	6,511	8,700	9,627
Net carrying value included in long-term debt, net	$512,816	$567,088	$565,873	$510,989	$566,300	$565,373
The following table sets forth interest expense recognized related to the Exchangeable Senior Notes:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,132	$1,258	$2,875	$1,132	$1,258	$2,875
Amortization of debt issuance costs	920	387	243	905	380	237
Total interest expense recognized	$2,052	$1,645	$3,118	$2,037	$1,638	$3,112

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$2,264	$2,516	$5,750	$2,264	$2,516	$5,750
Amortization of debt issuance costs	1,827	788	500	1,803	760	472
Total interest expense recognized	$4,091	$3,304	$6,250	$4,067	$3,276	$6,222
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

	Three Months Ended June 30, 2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at April 1	$(102,030)	$(102,030)
Other comprehensive loss	(2,059)	(2,059)
Balance at June 30	$(104,089)	$(104,089)

	Three Months Ended June 30, 2020
	Foreign Currency Translation Adjustment	Unrealized Loss on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at April 1	$(157,273)	$(12)	$(157,285)
Other comprehensive income before reclassifications	19,100	11	19,111
Amounts reclassified into earnings	(144)	—	(144)
Net period other comprehensive income	18,956	11	18,967
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	225	—	225
Separation of IAC	13,780	1	13,781
Balance at June 30	$(124,312)	$—	$(124,312)

	Six Months Ended June 30, 2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(81,454)	$(81,454)
Other comprehensive loss	(22,635)	(22,635)
Balance at June 30	$(104,089)	$(104,089)

	Six Months Ended June 30, 2020
	Foreign Currency Translation Adjustment	Unrealized Loss on Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(136,349)	$—	$(136,349)
Other comprehensive loss before reclassifications	(2,207)	(1)	(2,208)
Amounts reclassified into earnings	(164)	—	(164)
Net period other comprehensive loss	(2,371)	(1)	(2,372)
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	628	—	628
Separation of IAC	13,780	1	13,781
Balance at June 30	$(124,312)	$—	$(124,312)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At both June 30, 2021 and 2020, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 8—EARNINGS PER SHARE
As a result of the Separation on June 30, 2020, weighted average basic and dilutive shares outstanding for all periods prior to the Separation reflect the share position of Former IAC multiplied by the Separation exchange ratio of 2.1584. The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$140,020	$140,020	$141,397	$141,397
Net loss (earnings) attributable to noncontrolling interests	366	366	(29,816)	(29,816)
Impact from subsidiaries’ dilutive securities of continuing operations(a)	—	(388)	—	(3,947)
Interest on dilutive Exchangeable Notes, net of income tax(b)	—	4,075	—	4,070
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$140,386	$144,073	$111,581	$111,704

Earnings (loss) from discontinued operations, net of tax	$509	$509	$(34,611)	$(34,611)
Net earnings attributable to noncontrolling interests of discontinued operations	—	—	(2,053)	(2,053)
Impact from subsidiaries’ dilutive securities of discontinued operations(a)	—	—	—	(356)
Net earnings (loss) from discontinued operations attributable to shareholders	509	509	(36,664)	(37,020)
Net earnings attributable to Match Group, Inc. shareholders	$140,895	$144,582	$74,917	$74,684

Denominator
Weighted average basic shares outstanding	271,254	271,254	183,477	183,477
Dilutive securities(c)(d)	—	14,671	—	8,664
Dilutive shares from Exchangeable Notes, if-converted(b)	—	25,162	—	15,699
Denominator for earnings per share—weighted average shares(b)(c)(d)	271,254	311,087	183,477	207,840

Earnings per share:
Earnings per share from continuing operations	$0.52	$0.46	$0.61	$0.54
Earnings (loss) per share from discontinued operations, net of tax	$0.00	$0.00	$(0.20)	$(0.18)
Earnings per share attributable to Match Group, Inc. shareholders	$0.52	$0.46	$0.41	$0.36

	Six Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$313,868	$313,868	$298,931	$298,931
Net loss (earnings) attributable to noncontrolling interests	768	768	(60,585)	(60,585)
Impact from subsidiaries’ dilutive securities of continuing operations(a)	—	(428)	—	(9,427)
Interest on dilutive Exchangeable Notes, net of income tax(b)	—	8,150	—	8,139
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$314,636	$322,358	$238,346	$237,058

Earnings (loss) from discontinued operations, net of tax	$509	$509	$(366,578)	$(366,578)
Net loss attributable to noncontrolling interests of discontinued operations	—	—	319	319
Impact from subsidiaries’ dilutive securities of discontinued operations(a)	—	—	—	(240)
Net earnings (loss) from discontinued operations attributable to shareholders	509	509	(366,259)	(366,499)
Net earnings (loss) attributable to Match Group, Inc. shareholders	$315,145	$322,867	$(127,913)	$(129,441)

Denominator
Weighted average basic shares outstanding	269,959	269,959	183,297	183,297
Dilutive securities(c)(d)	—	15,735	—	7,146
Dilutive shares from Exchangeable Notes, if-converted(b)	—	25,162	—	15,699
Denominator for earnings per share—weighted average shares(b)(c)(d)	269,959	310,856	183,297	206,142

Earnings per share:
Earnings per share from continuing operations	$1.17	$1.04	$1.30	$1.15
Earnings (loss) per share from discontinued operations, net of tax	$0.00	$0.00	$(2.00)	$(1.78)
Earnings (loss) per share attributable to Match Group, Inc. shareholders	$1.17	$1.04	$(0.70)	$(0.63)
______________________
(a)Former IAC had the option to settle certain Former Match Group and ANGI Homeservices (“ANGI”) stock-based awards with Former IAC shares. For the three and six months ended June 30, 2020, it was more dilutive for Former Match Group to settle certain Former Match Group equity awards and ANGI to settle certain ANGI equity awards.
(b)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the three and six months ended June 30, 2021, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Notes and dilutive shares were included for the same set of notes at the Match Group exchange rates. For the three and six months ended June 30, 2020, the Company adjusted net earnings from continuing

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Notes and dilutive shares were included for the same set of notes at the Former IAC exchange rates multiplied by the Separation exchange ratio.
(c)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For both the three and six months ended June 30, 2021, 0.7 million potentially dilutive securities, and for both the three and six months ended June 30, 2020, 8.4 million potentially dilutive securities, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(d)Market-based awards and performance-based units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2021, 1.0 million shares underlying market-based awards and PSUs, and for both the three and six months ended June 30, 2020, 0.2 million shares underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019

	(In thousands)
Cash and cash equivalents	$236,460	$739,164	$129,294	$465,676
Restricted cash included in other current assets	134	138	127	127
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	—	—	2,674,146
Restricted cash included in non-current assets of discontinued operations	—	—	—	409
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$236,594	$739,302	$129,421	$3,140,358

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
Tinder Optionholder Litigation Against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), a former subsidiary of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On June 13, 2019, the court issued a decision and order granting defendants’ motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichments, as well as the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and otherwise denying defendants’ motion to dismiss. On July 13, 2020, the four former plaintiffs filed arbitration demands with the American Arbitration Association asserting the same valuation claims and on September 3, 2020, the four arbitrations were consolidated. The four former plaintiffs’ request to stay the arbitration was denied on January 28, 2021, and arbitration is scheduled to begin on February 7, 2022. On November 17, 2020, the defendants’ motion to stay the trial in Rad was denied. Trial has been scheduled for November 2021. On June 9, 2021, the plaintiffs filed a Note of Issue and Certificate of Readiness for Trial in which they amended the amount of damages they are now claiming to “[m]ore than $5.6 billion”. We believe that the allegations against Former Match Group and Match Group in this lawsuit are without merit and will continue to defend vigorously against them.
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
NOTE 11—RELATED PARTY TRANSACTIONS
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
In addition to the agreements entered into at the time of the Separation, Match Group leases office space to IAC in a building owned by the Company in Los Angeles. Match Group also leased office space from IAC in New York City through June 2021. For the three and six months ended June 30, 2021, the Company received less than $0.1 million from IAC pursuant to the Los Angeles lease. For the three and six months ended June 30, 2021, the Company paid less than $0.1 million and $0.3 million, respectively, to IAC pursuant to the New York City lease.
All such amounts were paid in full by the Company and IAC, and there is no receivable balance due to, or from, IAC at June 30, 2021.
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
Under the tax matters agreement, as of June 30, 2021, Match Group is obligated to remit to IAC $1.4 million of expected state tax refunds relating to tax years prior to the Separation. This obligation is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. Additionally, IAC is obligated to indemnify Match Group for IAC’s share of tax liabilities related to various periods prior to the Separation. At June 30, 2021, a receivable of $1.8 million is included in “Other current assets” in the accompanying consolidated balance sheet representing an estimate of the amount that Match Group expects to be indemnified for under this arrangement. At June 30, 2021, Match Group has an indemnification asset of $0.6 million included in “Other non-current assets” in the accompanying consolidated balance sheet for uncertain tax positions that related to Former IAC prior to the Separation.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
For the three and six months ended June 30, 2021, the Company paid IAC less than $0.1 million related to services provided by IAC under the transitions services agreement. For the six months ended June 30, 2021, the Company received $0.1 million from IAC for services provided under the transitions services agreement; no amounts were received for the three months ended June 30, 2021.
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
For the six months ended June 30, 2021, the Company paid IAC $0.1 million for the cost of IAC equity awards held by the Company’s employees upon vesting; no amounts were paid for the three months ended June 30, 2021. At June 30, 2021, the Company has accrued $1.9 million as the estimated cost due to IAC for IAC equity awards held by Match Group employees.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
2021 Developments
On March 26, 2021, Match Group Holdings II, LLC (“MG Holdings II”), amended its credit agreement to provide for a $400 million incremental “delayed draw” term loan facility (“Delayed Draw Term Loan”), the proceeds of which could be used only to finance a portion of the consideration for the acquisition of Hyperconnect Inc. (“Hyperconnect”). The Delayed Draw Term Loan was terminated effective June 18, 2021 according to its terms.
On June 17, 2021, Match Group completed the acquisition of Hyperconnect. The purchase price was $1.75 billion, net of cash acquired. The acquisition was funded with cash on hand and the issuance of 5.9 million shares of Match Group common stock.
Updated Operating and Financial Metrics
We have adjusted our key operating and financial data to provide better insight into the performance of our business. We are disclosing this data in three geographic areas—Americas, Europe, and APAC and Other.
Additionally, rather than presenting Average Subscribers and Average Revenue per Subscriber (“ARPU”), we will present Payers and Revenue per Payer (“RPP”) (as defined below). Unlike Average Subscribers, which include only users who purchase a subscription, and are counted on a daily basis, Payers include all users from whom we earn revenue (including those who make only à la carte purchases) and are counted as unique users in a given month. Similarly, ARPU is a daily metric and includes Direct Revenue sourced from subscribers only, whereas RPP is a monthly metric and includes all Direct Revenue. We believe that Payers and RPP, which account for non-subscriber users and the associated revenue, will be more useful in evaluating the performance of our business.
We believe presenting Direct Revenue, Payers, and RPP in three geographic regions enables investors to better understand our operating performance and is appropriate given our expanding global footprint. The new metrics also better account for the increasing à la carte revenue as a percentage of total revenue that the company earns and enhance comparability with our peers.
Key Terms:
Operating and financial metrics:
•Americas includes North America, Central America, South America, and the Caribbean islands.
•Europe includes continental Europe, the British Isles, Iceland, Greenland, and Russia, but excludes Turkey (which is included in APAC and Other).
•APAC and Other includes Asia, Australia, the Pacific islands, the Middle East, and Africa.
•Direct Revenue is revenue that is received directly from end users of our services and includes both subscription and à la carte revenue.
•Indirect Revenue is revenue that is not received directly from an end user of our services, substantially all of which is advertising revenue.
•Payers are unique users at a brand level in a given month from whom we earned Direct Revenue. When presented as a quarter-to-date or year-to-date value, Payers represents the average of the monthly values for the respective period presented. At a consolidated level, duplicate Payers may exist when we earn revenue from the same individual at multiple brands in a given month, as we are unable to identify unique individuals across brands in the Match Group portfolio.
•Revenue per Payer (“RPP”) is the average monthly revenue earned from a Payer and is Direct Revenue for a period divided by the Payers in the period, further divided by the number of months in the period.
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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of both June 30, 2021 and December 31, 2020, the Company had letters of credit outstanding of $0.2 million and $749.8 million available under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2020, the Term Loan bore interest at LIBOR plus 1.75% and the then applicable rate was 1.96%. As of June 30, 2021, the applicable rate was 1.91% and $425 million was outstanding.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of June 30, 2021, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of June 30, 2021, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of June 30, 2021, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of June 30, 2021, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due October 1, 2022 issued by Match Group FinanceCo, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. As of June 30, 2021, $517.5 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of June 30, 2021, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of June 30, 2021, $575 million aggregate principal amount was outstanding.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA.
Management Overview
Match Group, Inc., through its portfolio companies, is a leading provider of digital technologies designed to help people make meaningful connections. Our global portfolio of brands includes Tinder®, Match®, Meetic®, OkCupid®, Hinge®, Pairs™, PlentyOfFish®, OurTime®, Azar®, Hakuna Live™, and more, each built to increase our users’ likelihood of connecting with others. Through our trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world.
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
Second Quarter and Year-to-Date June 30, 2021 Consolidated Results
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, revenue, operating income, and Adjusted EBITDA grew 27%, 7%, and 15%, respectively, primarily due to Payer growth at a number of brands. Operating expenses in the 2021 quarter were impacted as the global economy began to reopen following the lifting of COVID-19 pandemic restrictions, compared to the second quarter of 2020 when costs and expenses were reduced due to the start of the pandemic. Operating income and Adjusted EBITDA grew at lower rates primarily due to higher general and administrative expenses; higher selling and marketing expense as brands increased marketing activities as the global economy began to reopen following the lifting of COVID-19 pandemic restrictions; and higher cost of revenue primarily due to in-app purchase fees. Operating income was further impacted by higher stock-based compensation expense, primarily due to new grants made during the year and new grants associated with the Hyperconnect acquisition.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, revenue, operating income, and Adjusted EBITDA grew 25%, 20%, and 23%, respectively, primarily due to Payer growth at a number of brands. Operating income and Adjusted EBITDA were impacted by higher in-app purchase fees and product development expenses. Operating income was further impacted by higher non-cash compensation, partially offset by lower amortization of intangibles.

Results of Operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020

	(In thousands, except RPP)
Direct Revenue:
Americas	$374,388	$75,695	25%	$298,693	$718,650	$138,712	24%	$579,938
Europe	196,542	42,492	28%	154,050	385,601	75,061	24%	310,540
APAC and Other	123,392	29,394	31%	93,998	245,252	54,165	28%	191,087
Total Direct Revenue	694,322	147,581	27%	546,741	1,349,503	267,938	25%	1,081,565
Indirect Revenue	13,438	4,729	54%	8,709	25,869	7,342	40%	18,527
Total Revenue	$707,760	$152,310	27%	$555,450	$1,375,372	$275,280	25%	$1,100,092

Percentage of Total Revenue:
Direct Revenue:
Americas	53%			54%	52%			53%
Europe	28%			28%	28%			28%
APAC and Other	17%			16%	18%			17%
Total Direct Revenue	98%			98%	98%			98%
Indirect Revenue	2%			2%	2%			2%
Total Revenue	100%			100%	100%			100%

Payers:
Americas	7,901	1,065	16%	6,836	7,748	984	15%	6,764
Europe	4,332	502	13%	3,830	4,294	430	11%	3,864
APAC and Other	2,736	397	17%	2,339	2,652	274	12%	2,378
Total	14,969	1,964	15%	13,005	14,694	1,688	13%	13,006

RPP:
Americas	$15.79	$1.23	8%	$14.56	$15.46	$1.17	8%	$14.29
Europe	$15.12	$1.71	13%	$13.41	$14.97	$1.58	12%	$13.39
APAC and Other	$15.03	$1.63	12%	$13.40	$15.42	$2.03	15%	$13.39
Total	$15.46	$1.45	10%	$14.01	$15.31	$1.45	10%	$13.86
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Americas Direct Revenue grew $75.7 million, or 25%, in 2021 versus 2020, driven by 16% growth in Payers and 8% growth in RPP. Growth in Payers was primarily driven by Tinder with contributions from Hinge and the Swipe Apps (BLK, Chispa, and Upward). RPP growth was driven by Hinge, from both subscriptions and à la carte, with Tinder and POF Live à la carte contributing as well.
Europe Direct Revenue grew $42.5 million, or 28%, in 2021 versus 2020, driven by growth in Payers and RPP of 13% each. Growth in both Payers and RPP was primarily due to Tinder. The strength of the Euro compared to the U.S. dollar between the two periods also contributed.
Asia and Other Direct Revenue grew $29.4 million, or 31%, in 2021 versus 2020, driven by 17% growth in Payers and 12% growth in RPP. Payer growth was primarily driven by Tinder, with contributions from Pairs and the acquisition of Hyperconnect. RPP growth was primarily driven by Tinder, with contributions from the acquisition of Hyperconnect.
Indirect Revenue increased primarily due to our receiving a higher rate per impression.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
All revenue categories increased primarily due to the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended June 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Cost of revenue	$193,099	$44,246	30%	$148,853
Percentage of revenue	27%			27%
Cost of revenue increased primarily due to an increase of in-app purchase fees paid to mobile app stores of $33.3 million, increases in partner-related cost associated with live streaming, and increased hosting fees.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended June 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Cost of revenue	$372,554	$79,807	27%	$292,747
Percentage of revenue	27%			27%
Cost of revenue increased primarily due to an increase of in-app purchase fees paid to mobile app stores of $56.6 million, increases in partner-related cost associated with live streaming, and increased hosting fees.
Selling and marketing expense
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended June 30,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Selling and marketing expense	$128,918	$38,117	42%	$90,801
Percentage of revenue	18%			16%
Selling and marketing expense increased primarily due to higher marketing spend at multiple brands as the global economy began to reopen following the lifting of COVID-19 pandemic restrictions. In the second quarter of 2020, we reduced marketing spend due to the pandemic.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended June 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Selling and marketing expense	$273,906	$58,615	27%	$215,291
Percentage of revenue	20%			20%
Selling and marketing expense increased primarily due to the factors described above in the three-month discussion.

General and administrative expense
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended June 30,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
General and administrative expense	$113,393	$45,189	66%	$68,204
Percentage of revenue	16%			12%
General and administrative expense increased primarily due to an increase in compensation expense of $10.9 million primarily related to an increase in stock-based compensation expense related to new awards granted in the current year and $8.7 million of stock-based compensation related to new grants associated with the Hyperconnect acquisition, an increase in legal fees and other professional fees, other miscellaneous costs, and $3.5 million of professional fees associated with the acquisition of Hyperconnect.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended June 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
General and administrative expense	$201,058	$53,535	36%	$147,523
Percentage of revenue	15%			13%
General and administrative expense increased primarily due to an increase in compensation expense of $21.0 million primarily related to an increase in stock-based compensation expense related to modifications of certain stock-based awards, new awards granted in the current year, and $8.7 million of stock-based compensation related to new grants associated with the Hyperconnect acquisition, an increase in legal fees and other professional fees, $7.5 million of professional fees associated with the acquisition of Hyperconnect, and other miscellaneous costs.
Product development expense
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended June 30,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Product development expense	$52,133	$10,204	24%	$41,929
Percentage of revenue	7%			8%
Product development expense increased primarily due to an increase in compensation expense of $9.7 million, primarily due to increases in headcount at both Hinge and Tinder.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended June 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Product development expense	$107,709	$22,010	26%	$85,699
Percentage of revenue	8%			8%
Product development expense increased primarily due to the factors described above in the three-month discussion.

Depreciation
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended June 30,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Depreciation	$10,061	$392	4%	$9,669
Percentage of revenue	1%			2%
Depreciation increased primarily due to an increase in internally developed software placed in service.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended June 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Depreciation	$20,518	$1,455	8%	$19,063
Percentage of revenue	1%			2%
Depreciation increased primarily due to the factors described above in the three-month discussion.
Operating income and Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020

	(Dollars in thousands)
Operating income	$209,914	$14,320	7%	$195,594	$399,172	$66,206	20%	$332,966
Percentage of revenue	30%			35%	29%			30%

Adjusted EBITDA	$262,613	$34,810	15%	$227,803	$492,657	$90,513	23%	$402,144
Percentage of revenue	37%			41%	36%			37%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Principles of Financial Reporting.”
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Operating income and Adjusted EBITDA increased 7% and 15%, respectively, primarily driven by Payer and RPP growth at a number of brands. Operating income and Adjusted EBITDA were further impacted by higher general and administrative expenses, higher selling and marketing expense as brands increased marketing activity as the global economy began to reopen following the lifting of COVID-19 pandemic restrictions, and higher cost of revenue primarily due to in-app purchase fees and live streaming costs. Operating income was further impacted by higher stock-based compensation expense, primarily due to new grants made during the year and new grants associated with the Hyperconnect acquisition.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Operating income and Adjusted EBITDA increased 20% and 23%, respectively, primarily driven by the factors described above in the three-month discussion. Operating income was further impacted by higher non-cash compensation, partially offset by lower amortization of intangibles.
At June 30, 2021, there was $286.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Interest expense
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended June 30,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Interest expense	$32,219	$(2,532)	(7)%	$34,751
Interest expense decreased primarily due to the lower interest rate on the 4.625% Senior Notes compared to the 6.375% Senior Notes, which were issued and redeemed, respectively, in the prior period, and a lower LIBOR rate on the Term Loan in the current period.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended June 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Interest expense	$64,057	$(2,588)	(4)%	$66,645
Interest expense decreased primarily due to the factors described above in the three-month discussion.
Other (expense) income, net
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended June 30,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Other (expense) income, net	$(355)	$(17,765)	NM	$17,410
Other income, net, in 2020 includes a favorable legal settlement of $35.0 million, partially offset by a loss on redemption of bonds of $15.7 million and expense of $1.7 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended June 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Other (expense) income, net	$(1,674)	$(22,938)	NM	$21,264
________________________
NM = not meaningful
Other expense, net, in 2021 includes foreign currency losses of $1.1 million.
Other income, net, in 2020 includes a favorable legal settlement of $35.0 million, foreign currency gains of $2.7 million, and interest income of $2.4 million, partially offset by a loss on redemption of bonds of $16.5 million and expense of $1.0 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.

Income tax provision (benefit)
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended June 30,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Income tax provision	$37,320	$464	1%	$36,856
Effective income tax rate	21%			21%
The income tax provision in 2021 and 2020 benefited from excess tax benefits generated by the exercise or vesting of stock-based awards. In 2020, this benefit was offset by a non-recurring increase in the valuation allowance for foreign tax credits.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended June 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Income tax provision (benefit)	$19,573	$30,919	NM	$(11,346)
Effective income tax rate	6%			NM
The income tax provision in 2021 and the income tax benefit in 2020, despite pre-tax income, are impacted by excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset in the 2020 period by a non-recurring increase in the valuation allowance of foreign tax credits.
For further details of income tax matters see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Related party transactions
For a discussion of related party transactions see “Note 11—Related Party Transactions” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net earnings (loss) attributable to Match Group, Inc. shareholders	$140,895	$74,917	$315,145	$(127,913)
Add back:
Net (loss) earnings attributable to noncontrolling interests	(366)	31,869	(768)	60,266
(Earnings) loss from discontinued operations, net of tax	(509)	34,611	(509)	366,578
Income tax provision (benefit)	37,320	36,856	19,573	(11,346)
Other expense (income), net	355	(17,410)	1,674	(21,264)
Interest expense	32,219	34,751	64,057	66,645
Operating Income	209,914	195,594	399,172	332,966
Stock-based compensation expense	42,396	22,140	72,512	43,312
Depreciation	10,061	9,669	20,518	19,063
Amortization of intangibles	242	400	455	6,803
Adjusted EBITDA	$262,613	$227,803	$492,657	$402,144
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020

	(Dollars in thousands)
Revenue, as reported	$707,760	$152,310	27%	$555,450	$1,375,372	$275,280	25%	$1,100,092
Foreign exchange effects	(24,216)				(42,454)
Revenue excluding foreign exchange effects	$683,544	$128,094	23%	$555,450	$1,332,918	$232,826	21%	$1,100,092

Americas Direct Revenue, as reported	$374,388	$75,695	25%	$298,693	$718,650	$138,712	24%	$579,938
Foreign exchange effects	(2,480)				(647)
Americas Direct Revenue, excluding foreign exchange effects	$371,908	$73,215	25%	$298,693	$718,003	$138,065	24%	$579,938

Europe Direct Revenue, as reported	$196,542	$42,492	28%	$154,050	$385,601	$75,061	24%	$310,540
Foreign exchange effects	(18,524)				(33,084)
Europe Direct Revenue, excluding foreign exchange effects	$178,018	$23,968	16%	$154,050	$352,517	$41,977	14%	$310,540

APAC and Other Direct Revenue, as reported	$123,392	$29,394	31%	$93,998	$245,252	$54,165	28%	$191,087
Foreign exchange effects	(2,724)				(7,951)
APAC and Other Direct Revenue, excluding foreign exchange effects	$120,668	$26,670	28%	$93,998	$237,301	$46,214	24%	$191,087

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020

RPP, as reported	$15.46	$1.45	10%	$14.01	$15.31	$1.45	10%	$13.86
Foreign exchange effects	(0.53)				(0.48)
RPP, excluding foreign exchange effects	$14.93	$0.92	7%	$14.01	$14.83	$0.97	7%	$13.86

Americas RPP, as reported	$15.79	$1.23	8%	$14.56	$15.46	$1.17	8%	$14.29
Foreign exchange effects	(0.10)				(0.01)
Americas RPP, excluding foreign exchange effects	$15.69	$1.13	8%	$14.56	$15.45	$1.16	8%	$14.29

Europe RPP, as reported	$15.12	1.71	13%	$13.41	$14.97	1.58	12%	$13.39
Foreign exchange effects	(1.43)				(0.71)
Europe RPP, excluding foreign exchange effects	$13.69	$0.28	2%	$13.41	$14.26	$0.87	6%	$13.39

APAC and Other RPP, as reported	$15.03	$1.63	12%	$13.40	$15.42	$2.03	15%	$13.39
Foreign exchange effects	(0.34)				(0.52)
APAC and Other RPP, excluding foreign exchange effects	$14.69	$1.29	10%	$13.40	$14.90	$1.51	11%	$13.39

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents:
United States	$44,825	$581,038
All other countries	191,635	158,126
Total cash and cash equivalents	$236,460	$739,164

Long-term debt:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
2022 Exchangeable Notes	517,500	517,500
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,892,500	3,892,500
Less: Unamortized original issue discount	5,628	6,029
Less: Unamortized debt issuance costs	41,317	45,541
Total long-term debt, net	$3,845,555	$3,840,930
Long-term Debt
For a detailed description of long-term debt, see “Note 6—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$350,815	$275,887
Net cash used in investing activities attributable to continuing operations	(873,516)	(2,466,991)
Net cash provided by financing activities attributable to continuing operations	23,629	235,667
2021
Net cash provided by operating activities attributable to continuing operations in 2021 includes adjustments to earnings of $72.5 million of stock-based compensation expense, $20.5 million of depreciation, and $7.4 million of other adjustments; partially offset by deferred income taxes of $20.7 million primarily related to the net operating loss created by settlement of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $103.1 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2020 rather than in the first quarter of 2021, and an increase in revenue; and a decrease in accounts payable and other liabilities of $17.3 million due mainly to the timing of payments, including interest payments. These changes were partially offset by an increase from other assets of $32.6 million primarily due to the amortization of prepaid hosting services; an increase from deferred revenue of $25.7 million, due mainly to growth in subscription sales; and an increase in income taxes payable of $18.9 million primarily related to the timing of payments related to international taxes.
Net cash used in investing activities attributable to continuing operations in 2021 consists primarily of cash used to acquire Hyperconnect, net of cash acquired of $840.9 million, and capital expenditures of $32.4 million that are primarily related to internal development of software and computer hardware to support our services.
Net cash provided by financing activities attributable to continuing operations in 2021 is primarily due to $37.3 million of proceeds from the issuance of common stock pursuant to stock-based awards, partially offset by payments of $11.4 million of withholding taxes paid on behalf of employees for net settled equity awards.
2020
Net cash provided by operating activities attributable to continuing operations in 2020 includes adjustments to earnings of $366.6 million of loss related to discontinued operations, $43.3 million of stock-based compensation expense, $19.1 million of depreciation and $6.8 million for amortization of intangibles. Partially offsetting these adjustments was deferred income tax of $16.1 million primarily related to the net operating loss created by settlement of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $69.2 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2019 rather than in the first quarter of 2020, and an increase in revenue; a decrease from other assets of $10.1 million; and a decrease in accounts payable and other liabilities of $13.3 million, due mainly to the timing of payments, including interest payments. These changes were partially offset by an increase in deferred revenue of $13.1 million, due mainly to growth in subscription sales.
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
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of June 30, 2021, $749.8 million was available under the Credit Facility that expires on February 13, 2025.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2021 capital expenditures will be between approximately $80 million and $90 million, an increase from 2020 cash capital expenditures primarily due to leasehold improvements in our new leased New York office space, and building improvements at our company-owned buildings in Los Angeles.
As of June 30, 2021, all of the Company’s international cash can be repatriated without significant tax consequences.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
During the six months ended June 30, 2021, there were no material changes to the Company’s contractual obligations since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2021, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Tinder Optionholder Litigation Against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), a former subsidiary of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On June 13, 2019, the court issued a decision and order granting defendants’ motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichments, as well as the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and otherwise denying defendants’ motion to dismiss. On July 13, 2020, the four former plaintiffs filed arbitration demands with the American Arbitration Association asserting the same valuation claims and on September 3, 2020, the four arbitrations were consolidated. The four former plaintiffs’ request to stay the arbitration was denied on January 28, 2021, and arbitration is scheduled to begin on February 7, 2022. On November 17, 2020, the defendants’ motion to stay the trial in Rad was denied. Trial has been scheduled for November 2021. On June 9, 2021, the plaintiffs filed a Note of Issue and Certificate of Readiness for Trial in which they amended the amount of damages they are now claiming to “[m]ore than $5.6 billion”. We believe that the allegations against Former Match Group and Match Group in this lawsuit are without merit and will continue to defend vigorously against them.
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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: competition, our ability to maintain user rates on our higher monetizing services, our ability to attract users to our services through cost-effective marketing and related efforts, foreign currency exchange rate fluctuations, our ability to distribute our services through third parties and offset related fees, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, risks relating to certain of our international operations and acquisitions, certain risks relating to our relationship with IAC post-separation, the impact of the outbreak of COVID-19 coronavirus, the risks inherent in separating Match Group from IAC, including uncertainties related to, among other things, the expected benefits of the separation, any litigation arising out of or relating to the transaction, the tax treatment of the transaction, and the impact of the separation on the businesses of Match Group, and risks relating to the acquisition of Hyperconnect, including uncertainties related to, among other things, the costs and expected benefits of the transaction, any litigation arising out of or relating to the transaction, and the impact of the transaction on the business of Match Group.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Other than as previously disclosed in connection with the Hyperconnect acquisition, the Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2021.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended June 30, 2021.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Amendment and Supplement No. 1 to Share Purchase Agreement, dated as of June 17, 2021, by and among Sellers’ Representatives, the Buyer and the Company					†
3.1	Third Amended and Restated By-Laws of Match Group, Inc.	8-K	001-34148	3.2	4/30/2021
10.1	First Amendment to Transition Services Agreement, dated effective as of March 31, 2021, by and between Match Group, Inc. and IAC/InterActiveCorp					†
10.2	Match Group, Inc. 2021 Global Employee Stock Purchase Plan					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2021	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Operating Officer and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Operating Officer and Chief Financial Officer	August 5, 2021
Gary Swidler