Form 10-Q
period 2021-09-30
Match Group, Inc.
filed 2021-11-08
CIK 891103

As filed with the Securities and Exchange Commission on November 8, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2021
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of October 29, 2021, there were 283,085,312 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2021	December 31, 2020

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$511,311	$739,164
Short-term investments	11,874	—
Accounts receivable, net of allowance of $281 and $286, respectively	182,083	137,023
Net receivable from unwind of bond hedges and warrants	200,814	—
Other current assets	145,977	144,025
Total current assets	1,052,059	1,020,212
Property and equipment, net of accumulated depreciation and amortization of $186,254 and $169,321, respectively	145,652	107,799
Goodwill	2,427,450	1,270,532
Intangible assets, net of accumulated amortization of $30,548 and $15,551, respectively	793,002	230,900
Deferred income taxes	310,034	293,487
Other non-current assets	165,429	123,524
TOTAL ASSETS	$4,893,626	$3,046,454
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$30,256	$29,200
Deferred revenue	267,085	239,088
Obligation related to the repurchase of the 2022 Exchangeable Notes	121,027	—
Accrued expenses and other current liabilities	329,586	231,748
Total current liabilities	747,954	500,036
Long-term debt, net	3,847,896	3,840,930
Income taxes payable	13,339	14,582
Deferred income taxes	137,712	17,213
Obligation related to the repurchase of the 2022 Exchangeable Notes	86,002	—
Other long-term liabilities	120,199	86,428
Redeemable noncontrolling interests	1,340	640
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 277,279,133 and 267,329,284 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	277	267
Additional paid-in capital	8,110,650	7,089,007
Retained deficit	(7,975,882)	(8,422,237)
Accumulated other comprehensive loss	(203,397)	(81,454)
Total Match Group, Inc. shareholders’ equity	(68,352)	(1,414,417)
Noncontrolling interests	7,536	1,042
Total shareholders’ equity	(60,816)	(1,413,375)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,893,626	$3,046,454
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Revenue	$801,835	$639,770	$2,177,207	$1,739,862
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	232,211	169,823	604,765	462,570
Selling and marketing expense	153,388	129,859	427,294	345,150
General and administrative expense	103,502	88,961	304,560	236,484
Product development expense	66,974	39,280	174,683	124,979
Depreciation	10,104	11,221	30,622	30,284
Amortization of intangibles	15,066	459	15,521	7,262
Total operating costs and expenses	581,245	439,603	1,557,445	1,206,729
Operating income	220,590	200,167	619,762	533,133
Interest expense	(31,850)	(32,009)	(95,907)	(98,654)
Other (expense) income, net	(39,212)	(1,923)	(40,886)	19,341
Earnings from continuing operations, before tax	149,528	166,235	482,969	453,820
Income tax provision	(18,627)	(26,122)	(38,200)	(14,776)
Net earnings from continuing operations	130,901	140,113	444,769	439,044
Earnings (loss) from discontinued operations, net of tax	—	508	509	(366,070)
Net earnings	130,901	140,621	445,278	72,974
Net loss (earnings) attributable to noncontrolling interests	309	586	1,077	(59,680)
Net earnings attributable to Match Group, Inc. shareholders	$131,210	$141,207	$446,355	$13,294

Net earnings per share from continuing operations:
Basic	$0.47	$0.54	$1.64	$1.81
Diluted	$0.43	$0.47	$1.46	$1.59
Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.47	$0.54	$1.64	$0.06
Diluted	$0.43	$0.47	$1.46	$0.06

Stock-based compensation expense by function:
Cost of revenue	$1,960	$1,007	$3,961	$3,143
Selling and marketing expense	1,760	1,402	6,112	3,844
General and administrative expense	19,709	26,870	65,769	48,385
Product development expense	16,140	8,056	36,239	25,275
Total stock-based compensation expense	$39,569	$37,335	$112,081	$80,647
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Net earnings	$130,901	$140,621	$445,278	$72,974
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(99,321)	16,206	(122,066)	12,746
Change in unrealized losses on available-for-sale securities	—	—	—	(1)
Total other comprehensive (loss) income	(99,321)	16,206	(122,066)	12,745
Comprehensive income	31,580	156,827	323,212	85,719
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	309	586	1,077	(59,680)
Change in foreign currency translation adjustment attributable to noncontrolling interests	13	(5)	123	1,084
Comprehensive loss (income) attributable to noncontrolling interests	322	581	1,200	(58,596)
Comprehensive income attributable to Match Group, Inc. shareholders	$31,902	$157,408	$324,412	$27,123
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended September 30, 2021

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of June 30, 2021	$1,240	$277	276,653	$8,068,659	$(8,107,092)	$(104,089)	$(142,245)	$7,157	$(135,088)
Net (loss) earnings for the three months ended September 30, 2021	(550)	—	—	—	131,210	—	131,210	241	131,451
Other comprehensive loss, net of tax	—	—	—	—	—	(99,308)	(99,308)	(13)	(99,321)
Stock-based compensation expense	—	—	—	41,648	—	—	41,648	—	41,648
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	626	4,201	—	—	4,201	—	4,201
Adjustment of redeemable noncontrolling interests to fair value	650	—	—	(650)	—	—	(650)	—	(650)
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	—	—	—	—	151	151
Unwind of notes hedges and warrants	—	—	—	198,365	—	—	198,365	—	198,365
Exchangeable note obligation	—	—	—	(201,824)	—	—	(201,824)	—	(201,824)
Other	—	—	—	251	—	—	251	—	251
Balance as of September 30, 2021	$1,340	$277	277,279	$8,110,650	$(7,975,882)	$(203,397)	$(68,352)	$7,536	$(60,816)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Three Months Ended September 30, 2020

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of June 30, 2020	$(156)	$242	241,617	$6,874,542	$(8,712,479)	$(124,312)	$(1,962,007)	$337	$(1,961,670)
Net (loss) earnings for the three months ended September 30, 2020	(617)	—	—	—	141,207	—	141,207	31	141,238
Other comprehensive income, net of tax	—	—	—	—	—	16,201	16,201	5	16,206
Stock-based compensation expense	—	—	—	38,757	—	—	38,757	—	38,757
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	5	4,803	83,220	—	—	83,225	—	83,225
Issuance of Class M common stock	—	17	17,339	(17)	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	3,013	—	—	(3,013)	—	—	(3,013)	—	(3,013)
Other	—	—	—	(2,510)	—	—	(2,510)	—	(2,510)
Balance as of September 30, 2020	$2,240	$264	263,759	$6,990,979	$(8,571,272)	$(108,111)	$(1,688,140)	$373	$(1,687,767)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Nine Months Ended September 30, 2021

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2020	$640	$267	267,329	$7,089,007	$(8,422,237)	$(81,454)	$(1,414,417)	$1,042	$(1,413,375)
Net (loss) earnings for the nine months ended September 30, 2021	(1,485)	—	—	—	446,355	—	446,355	408	446,763
Other comprehensive loss, net of tax	—	—	—	—	—	(121,943)	(121,943)	(123)	(122,066)
Stock-based compensation expense	—	—	—	117,735	—	—	117,735	—	117,735
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	4	4,021	30,175	—	—	30,179	—	30,179
Issuance of common stock for the acquisition of Hyperconnect	—	6	5,929	890,845	—	—	890,851	—	890,851
Adjustment of redeemable noncontrolling interests to fair value	2,185	—	—	(2,185)	—	—	(2,185)	—	(2,185)
Purchase of noncontrolling interest	—			943	—	—	943	(2,571)	(1,628)
Adjustment of noncontrolling interests to fair value	—	—	—	(1,835)	—	—	(1,835)	1,835	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	(7,102)	—	—	(7,102)	7,253	151
Unwind of notes hedges and warrants	—	—	—	198,365	—	—	198,365	—	198,365
Exchangeable note obligation	—	—	—	(201,824)	—	—	(201,824)	—	(201,824)
Other	—	—	—	(3,474)	—	—	(3,474)	(308)	(3,782)
Balance as of September 30, 2021	$1,340	$277	277,279	$8,110,650	$(7,975,882)	$(203,397)	$(68,352)	$7,536	$(60,816)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Nine Months Ended September 30, 2020

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

				(In thousands)
Balance as of December 31, 2019	$44,527	$—	—	$263	263,230	$16	16,157	$11,378,160	$1,725,046	$(136,349)	$(10,309,612)	$2,657,524	$970,276	$3,627,800
Net (loss) earnings for the nine months ended September 30, 2020	(2,687)	—	—	—	—	—	—	—	13,294	—	—	13,294	62,367	75,661
Other comprehensive (loss) income, net of tax	(686)	—	—	—	—	—	—	—	—	13,829	—	13,829	(398)	13,431
Stock-based compensation expense	15	—	—	—	—	—	—	111,816	—	—	—	111,816	86,363	198,179
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	5	4,803	—	—	—	—	83,220	—	—	—	83,225	—	83,225
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	1	453	—	—	(34,518)	—	—	—	(34,517)	—	(34,517)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	(212,270)	—	628	—	(211,642)	(11,405)	(223,047)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	7,820	—	—	—	—	—	—	(7,820)	—	—	—	(7,820)	—	(7,820)
Purchase of Match Group and ANGI treasury stock	—	—	—	—	—	—	—	(187,735)	—	—	—	(187,735)	—	(187,735)
Retirement of treasury stock	—	—	—	(184)	(184,340)	(10)	(10,368)	194	(10,309,612)	—	10,309,612	—	—	—
Exchange Former IAC common stock and Class B common stock for Match Group common stock and completion of the Separation	(43,583)	184	183,749	(80)	(79,343)	(6)	(5,789)	(4,745,520)	—	13,781	—	(4,731,641)	(498,792)	(5,230,433)
Acquire Former Match Group noncontrolling interest	—	58	57,868	—	—	—	—	608,110	—	—	—	608,168	(608,168)	—
Issuance of Class M common stock	—	17	17,339	—	—	—	—	(17)	—	—	—	—	—	—
Other	(1)	—	—	—	—	—	—	(2,641)	—	—	—	(2,641)	130	(2,511)
Balance as of September 30, 2020	$2,240	$264	263,759	$—	—	$—	—	$6,990,979	$(8,571,272)	$(108,111)	$—	$(1,688,140)	$373	$(1,687,767)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$445,278	$72,974
Add back: (earnings) loss from discontinued operations, net of tax	(509)	366,070
Net earnings from continuing operations	444,769	439,044
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	112,081	80,647
Depreciation	30,622	30,284
Amortization of intangibles	15,521	7,262
Deferred income taxes	(21,749)	925
Other adjustments, net	49,761	24,211
Changes in assets and liabilities
Accounts receivable	(26,618)	(87,920)
Other assets	17,729	(26,132)
Accounts payable and other liabilities	(4,059)	18,281
Income taxes payable and receivable	18,443	5,315
Deferred revenue	30,425	26,928
Net cash provided by operating activities attributable to continuing operations	666,925	518,845
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash	(863,258)	—
Capital expenditures	(52,811)	(32,376)
Net cash distribution related to Separation of IAC	—	(3,870,550)
Purchases of investments	—	(9,115)
Other, net	26	(93)
Net cash used in investing activities attributable to continuing operations	(916,043)	(3,912,134)
Cash flows from financing activities attributable to continuing operations:
Borrowings under the Credit Facility	—	20,000
Proceeds from Senior Notes offerings	—	1,000,000
Principal payments on Credit Facility	—	(20,000)
Principal payments on Senior Notes	—	(400,000)
Debt issuance costs	(851)	(13,517)
Proceeds from stock offering	—	1,421,801
Proceeds from issuance of common stock pursuant to stock-based awards	45,587	79,528
Withholding taxes paid on behalf of employees on net settled stock-based awards of Former Match Group and Match Group	(15,726)	(211,958)
Purchase of Former Match Group treasury stock	—	(132,868)
Purchase of noncontrolling interests	(1,473)	(15,827)
Other, net	150	(15,188)
Net cash provided by financing activities attributable to continuing operations	27,687	1,711,971
Total cash used in continuing operations	(221,431)	(1,681,318)
Net cash provided by operating activities attributable to discontinued operations	—	13,630
Net cash used in investing activities attributable to discontinued operations	—	(963,420)
Net cash used in financing activities attributable to discontinued operations	—	(110,959)
Total cash used in discontinued operations	—	(1,060,749)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,429)	725
Net decrease in cash, cash equivalents, and restricted cash	(227,860)	(2,741,342)
Cash, cash equivalents, and restricted cash at beginning of period	739,302	3,140,358
Cash, cash equivalents, and restricted cash at end of period	$511,442	$399,016
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2020 was $239.1 million. During the nine months ended September 30, 2021, the Company recognized $237.7 million of revenue that was included in the deferred revenue balance as of December 31, 2020. The current deferred revenue balance at September 30, 2021 is $267.1 million. At September 30, 2021 and December 31, 2020, there was no non-current portion of deferred revenue.
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
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Direct Revenue:
Americas	$393,613	$336,792	$1,112,263	$916,730
Europe	217,680	181,627	603,281	492,167
APAC and Other	174,432	109,847	419,684	300,934
Total Direct Revenue	785,725	628,266	2,135,228	1,709,831
Indirect Revenue (principally advertising revenue)	16,110	11,504	41,979	30,031
Total Revenue	$801,835	$639,770	$2,177,207	$1,739,862

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The Company early adopted ASU No. 2020-06 as of January 1, 2021 on a fully retrospective basis. The impact of adopting ASU No. 2020-06 is as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Prior to the adoption of ASU No. 2020-06	After adoption of ASU No. 2020-06	Effect of adoption of ASU No. 2020-06	Prior to the adoption of ASU No. 2020-06	After adoption of ASU No. 2020-06	Effect of adoption of ASU No. 2020-06

	(In thousands, except per share data)
Statement of operations impacts
Interest expense	$43,189	$32,009	$(11,180)	$131,485	$98,654	$(32,831)
Income tax provision	$(23,568)	$(26,122)	$(2,554)	$(7,257)	$(14,776)	$(7,519)
Net earnings from continuing operations	$131,487	$140,113	$8,626	$413,732	$439,044	$25,312

Net earnings per share from continuing operations:
Basic	$0.51	$0.54	$0.03	$1.69	$1.81	$0.12
Diluted	$0.45	$0.47	$0.02	$1.53	$1.59	$0.06

Weighted average dilutive shares outstanding	289,950	305,696	15,746	225,399	239,398	13,999

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Prior to the adoption of ASU No. 2020-06	After adoption of ASU No. 2020-06	Effect of adoption of ASU No. 2020-06

	(In thousands)
Balance sheet impacts at December 31, 2020:
Non-current deferred tax asset	$224,013	$293,487	$69,474
Long-term debt, net	$3,534,706	$3,840,930	$306,224
Additional paid-in capital	$7,394,646	$7,089,007	$(305,639)
Retained deficit	$(8,491,126)	$(8,422,237)	$68,889
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
For the three months ended September 30, 2021 and 2020, the Company recorded an income tax provision of $18.6 million and $26.1 million, respectively. The effective tax rates in both three month periods benefited from excess tax benefits generated by the exercise or vesting of stock-based awards. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax provision of $38.2 million and $14.8 million, respectively. The effective tax rates in both nine-month periods benefited from excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset in the 2020 period by a non-recurring increase in the valuation allowance for foreign tax credits.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include a review of the timing and amount of income and deductions, and the allocation of such income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for the years ended December 31, 2013 through 2017, resulting in reductions to the manufacturing tax deduction and research credits claimed. The statute of limitations for the years 2013 to 2017 has been extended to June 30, 2022. The IRS has begun its audit of the years ended December 31, 2018 through 2019. We are no longer subject to U.S.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
federal income tax examinations for years prior to 2013. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At both September 30, 2021 and December 31, 2020, unrecognized tax benefits, including interest and penalties, were $48.8 million and $46.7 million, respectively. If unrecognized tax benefits at September 30, 2021 are subsequently recognized, income tax expense would be reduced by $42.8 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2020 was $41.8 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.8 million by September 30, 2022 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended September 30, 2021 and 2020 were not material. At September 30, 2021 and December 31, 2020, noncurrent income taxes payable includes accrued interest and penalties of $1.5 million and $1.9 million, respectively.
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
The key components of loss from discontinued operations for the three and nine months ended September 30, 2021 and 2020 consist of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2021	2020

	(In thousands)
Revenue	$—	$—	$1,410,485
Operating costs and expenses	—	—	(1,840,178)
Operating loss	—	—	(429,693)
Interest expense	—	—	(3,772)
Other expense	—	—	(2,503)
Income tax benefit	508	509	69,898
Earnings (loss) from discontinued operations	$508	$509	$(366,070)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, are as follows:

	September 30, 2021	December 31, 2020

	(In thousands)
Goodwill	$2,427,450	$1,270,532
Intangible assets with indefinite lives	585,679	226,605
Intangible assets with definite lives, net	207,323	4,295
Total goodwill and intangible assets, net	$3,220,452	$1,501,432
The following table presents the balance of goodwill, including the changes in the carrying value of goodwill, for the nine months ended September 30, 2021:

(In thousands)
Balance at December 31, 2020	$1,270,532
Additions	1,243,331
Foreign Exchange Translation	(86,413)
Balance at September 30, 2021	$2,427,450
On June 17, 2021, Match Group completed the acquisition of all capital stock of Hyperconnect, Inc. (“Hyperconnect”), a leading social discovery and video technology company based in Seoul, South Korea. The acquisition increases our presence in certain Asian markets and enhances the real-time video capabilities of Match Group. The accounting purchase price was $1.75 billion, net of cash acquired, which consists of $863.3 million of cash, net of cash acquired, and 5.9 million shares of Match Group common stock at a basis of the closing market price on the acquisition date. The purchase price has been preliminarily allocated to goodwill of $1.2 billion that is not deductible for tax purposes, intangible assets of $615.0 million with a related deferred tax liability of $135.4 million, and $31.2 million of other net assets. The allocation of the accounting purchase price is preliminary and will be finalized within the allowable measurement period.
Intangible assets with indefinite lives consist of trade names and trademarks acquired in various business acquisitions. At September 30, 2021 and December 31, 2020, intangible assets with definite lives are as follows:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Customer lists	$128,304	$(8,406)	$119,898	4.8
Patents and technology	101,001	(13,893)	87,108	4.2
Trade names	5,140	(4,946)	194	1.3
Other	3,426	(3,303)	123	2.8
Total	$237,871	$(30,548)	$207,323	4.6

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Customer lists	$288	$(288)	$—	—
Patents and technology	11,044	(6,943)	4,101	9.3
Trade names	5,114	(5,114)	—	—
Other	3,400	(3,206)	194	3.0
Total	$19,846	$(15,551)	$4,295	9.0
At September 30, 2021, future amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
Remainder of 2021	$12,832
2022	51,256
2023	48,989
2024	47,063
2025	34,862
2026 and thereafter	12,321
Total	$207,323
NOTE 5—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both September 30, 2021 and December 31, 2020, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through September 30, 2021 were $2.1 million. For both the nine months ended September 30, 2021 and 2020, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of September 30, 2021 and December 31, 2020, the Company has elected the measurement alternative. For the three months ended September 30, 2021 and 2020, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2021
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,780	$—	$1,780
Time deposits	—	6,948	6,948
Short-term investments:
Time deposits	—	11,874	11,874
Total	$1,780	$18,822	$20,602

	December 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$147,615	$—	$147,615
Time deposits	—	50,000	50,000
Total	$147,615	$50,000	$197,615
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a) (b)	$(3,847,896)	$(6,385,431)	$(3,840,930)	$(6,267,976)
______________________
(a)At September 30, 2021 and December 31, 2020, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $44.6 million and $51.6 million, respectively.
(b)At September 30, 2021, the fair value of the of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes is $1,846.4 million, $1,080.4 million, and $1,148.0 million, respectively. At December 31, 2020, the fair value of the of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes is $1,780.3 million, $1,052.1 million, and $1,113.9 million, respectively.
At September 30, 2021 and December 31, 2020, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
Embedded derivative associated with repurchase of 2022 Exchangeable Notes
On September 22, 2021, we entered into privately negotiated agreements with a limited number of holders of the 2022 Exchangeable Notes to repurchase a portion of the outstanding 2022 Exchangeable Notes. The Company determined that the terms of the repurchase agreements included an embedded derivative, indexed to the value of the Company’s stock, that required bifurcation and separate accounting as a derivative liability under ASC Topic 815, Derivatives and Hedging. The Company measures embedded derivatives at their estimated fair value and recognizes changes in their estimated fair value in net income during the current reporting period.
At the inception of these agreements on September 22, 2021, the fair value of the embedded derivative was zero and the number of shares to be issued to holders of the 2022 Exchangeable Notes was not yet determinable. At September 30, 2021, under the terms of the agreements, the number of shares to be issued became fixed at 5.5 million. The corresponding loss of $38.6 million, related to the change in the fair value of the embedded derivative, which was driven by an increase in our stock price from September 22, 2021 to September 30, 2021, was recorded within other expense, net in the statement of operations. The fair value of the embedded derivative of $38.6 million is included as a liability within accrued expenses and other current liabilities on the balance sheet as of September 30, 2021.
We completed the repurchase of a portion of the 2022 Exchangeable Notes on October 4, 2021 and settled the transaction that created the embedded derivative. Refer to “Note 12—Subsequent Events” for additional information on the closing. We will recognize a gain from the decrease in our stock price from September 30, 2021 to October 4, 2021 in the fourth quarter of 2021 related to further changes in the fair value of this derivative prior to settlement of the related agreements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—LONG-TERM DEBT, NET
Long-term debt consists of:

	September 30, 2021	December 31, 2020

	(In thousands)
Revolving Credit Facility due February 13, 2025 (the “Credit Facility”)	$—	$—
Term Loan due February 13, 2027 (the “Term Loan”)	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”); interest payable each April 1 and October 1	517,499	517,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,892,499	3,892,500
Less: Unamortized original issue discount	5,422	6,029
Less: Unamortized debt issuance costs	39,181	45,541
Total long-term debt, net	$3,847,896	$3,840,930
Credit Facility and Term Loan
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”) is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for the Credit Facility and the Term Loan.
The Credit Facility has a borrowing capacity of $750 million and matures on February 13, 2025. At both September 30, 2021 and December 31, 2020, there were no outstanding borrowings under the Credit Facility. At September 30, 2021 there was $0.4 million in outstanding letters of credit and $749.6 million of availability under the Credit Facility. At December 31, 2020 there was $0.2 million in outstanding letters of credit and $749.8 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of September 30, 2021. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both September 30, 2021 and December 31, 2020, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at LIBOR plus 1.75%, which was 1.87% and 1.96% at September 30, 2021 and December 31, 2020, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.
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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at September 30, 2021. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
The Senior Notes all rank equally in right of payment.
Exchangeable Notes
During 2017, Match Group FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, issued $517.5 million aggregate principal amount of its 2022 Exchangeable Notes. During 2019, Match Group FinanceCo 2, Inc. and Match Group FinanceCo 3, Inc., direct, wholly-owned subsidiaries of the Company, issued

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The Company’s 2022, 2026, and 2030 Exchangeable Notes were exchangeable as of September 30, 2021. $1,000 of the 2022 Exchangeable Notes were settled during the three and nine months ended September 30, 2021; no Exchangeable Notes were exchanged during the year ended December 31, 2020.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table presents the if-converted value that exceeded the principal of each note based on the Company’s stock price on September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020

	(In millions)
2022 Exchangeable Notes	$1,329.4	$1,261.2
2026 Exchangeable Notes	$456.4	$418.3
2030 Exchangeable Notes	$496.8	$457.2
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
The following table sets forth the components of the Exchangeable Senior Notes within long-term debt, net:

	September 30, 2021			December 31, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$517,499	$575,000	$575,000	$517,500	$575,000	$575,000
Less: Unamortized debt issuance costs	3,754	7,522	8,883	6,511	8,700	9,627
Net carrying value included in long-term debt, net	$513,745	$567,478	$566,117	$510,989	$566,300	$565,373
The following table sets forth interest expense recognized related to the Exchangeable Senior Notes:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,132	$1,257	$2,875	$1,132	$1,257	$2,875
Amortization of debt issuance costs	930	390	244	915	386	239
Total interest expense recognized	$2,062	$1,647	$3,119	$2,047	$1,643	$3,114

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$3,396	$3,773	$8,625	$3,396	$3,773	$8,625
Amortization of debt issuance costs	2,757	1,178	744	2,718	1,146	711
Total interest expense recognized	$6,153	$4,951	$9,369	$6,114	$4,919	$9,336
The effective interest rates for the 2022, 2026, and 2030 Exchangeable Notes are 1.6%, 1.2%, and 2.2%, respectively.
Repurchase of 2022 Exchangeable Notes
In September 2021, we entered into agreements to repurchase approximately $414 million aggregate principal amount of our outstanding 2022 Exchangeable Notes and commenced a private offering of $500 million aggregate principal amount of senior notes due 2031.
In connection with these transactions, our balance sheet as of September 30, 2021 reflects an obligation to pay cash in excess of the principal amount of the 2022 Exchangeable Notes we agreed to repurchase, which has been allocated between current and long-term liabilities in relation to the amounts expected to be funded by short and long-term assets, respectively.
See “Note 5—Financial Instruments” for additional information regarding the embedded derivative associated with the repurchase of the 2022 Exchangeable Notes and see “Exchangeable Notes Hedges and Warrants” below for additional information regarding the unwind of the related notes hedges and warrants. See “Note 12—Subsequent Events” for additional information regarding the closing of these and related transactions.
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
On September 23, 2021, we entered into agreements to unwind a portion of the 2022 Exchangeable Notes Hedges and 2022 Exchangeable Notes Warrants for cash, each representing 9.4 million underlying shares, resulting in a net asset receivable at September 30, 2021 of $200.8 million.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present details of the Exchangeable Notes Hedges and Warrants as of September 30, 2021 following the unwind transactions described above:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Hedge	2.4	$43.99
2026 Exchangeable Notes Hedge	6.6	$87.52
2030 Exchangeable Notes Hedge	6.8	$84.22

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Warrants	2.4	$68.22
2026 Exchangeable Notes Warrants	6.6	$134.76
2030 Exchangeable Notes Warrants	6.8	$134.82
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

	Three Months Ended September 30, 2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at July 1	$(104,089)	$(104,089)
Other comprehensive loss	(99,308)	(99,308)
Balance at September 30	$(203,397)	$(203,397)

	Three Months Ended September 30, 2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income

	(In thousands)
Balance at July 1	$(124,312)	$(124,312)
Other comprehensive income before reclassifications	16,205	16,205
Amounts reclassified into earnings	(4)	(4)
Net period other comprehensive income	16,201	16,201
Balance at September 30	$(108,111)	$(108,111)

	Nine Months Ended September 30, 2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at January 1	$(81,454)	$(81,454)
Other comprehensive loss	(121,943)	(121,943)
Balance at September 30	$(203,397)	$(203,397)

	Nine Months Ended September 30, 2020
	Foreign Currency Translation Adjustment	Unrealized Loss on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income

	(In thousands)
Balance at January 1	$(136,349)	$—	$(136,349)
Other comprehensive income (loss) before reclassifications	13,998	(1)	13,997
Amounts reclassified into earnings	(168)	—	(168)
Net period other comprehensive income (loss)	13,830	(1)	13,829
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	628	—	628
Separation of IAC	13,780	1	13,781
Balance at September 30	$(108,111)	$—	$(108,111)
At both September 30, 2021 and 2020, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8—EARNINGS PER SHARE
As a result of the Separation on June 30, 2020, weighted average basic and dilutive shares outstanding for all periods prior to the Separation reflect the share position of Former IAC multiplied by the Separation exchange ratio of 2.1584. The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$130,901	$130,901	$140,113	$140,113
Net loss attributable to noncontrolling interests	309	309	586	586
Impact from subsidiaries’ dilutive securities from continuing operations	—	(51)	—	(395)
Interest on dilutive Exchangeable Notes, net of income tax(b)	—	4,075	—	4,070
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$131,210	$135,234	$140,699	$144,374

Net earnings from discontinued operations attributable to shareholders	$—	$—	$508	$508
Net earnings attributable to Match Group, Inc. shareholders	$131,210	$135,234	$141,207	$144,882

Denominator
Weighted average basic shares outstanding	276,955	276,955	260,744	260,744
Dilutive securities(c)(d)	—	14,834	—	19,790
Dilutive shares from Exchangeable Notes, if-converted(b)	—	25,162	—	25,162
Denominator for earnings per share—weighted average shares(b)(c)(d)	276,955	316,951	260,744	305,696

Earnings per share:
Earnings per share from continuing operations	$0.47	$0.43	$0.54	$0.47
Earnings per share from discontinued operations, net of tax	$—	$—	$0.00	$0.00
Earnings per share attributable to Match Group, Inc. shareholders	$0.47	$0.43	$0.54	$0.47

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$444,769	$444,769	$439,044	$439,044
Net loss (earnings) attributable to noncontrolling interests	1,077	1,077	(59,999)	(59,999)
Impact from subsidiaries’ dilutive securities from continuing operations(a)	—	(907)	—	(9,823)
Interest on dilutive Exchangeable Notes, net of income tax(b)	—	12,225	—	12,209
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$445,846	$457,164	$379,045	$381,431

Earnings (loss) from discontinued operations, net of tax	$509	$509	$(366,070)	$(366,070)
Net loss attributable to noncontrolling interests of discontinued operations	—	—	319	319
Impact from subsidiaries’ dilutive securities from discontinued operations(a)	—	—	—	(240)
Net earnings (loss) from discontinued operations attributable to shareholders	509	509	(365,751)	(365,991)
Net earnings attributable to Match Group, Inc. shareholders	$446,355	$457,673	$13,294	$15,440

Denominator
Weighted average basic shares outstanding	272,316	272,316	209,113	209,113
Dilutive securities(c)(d)	—	15,439	—	11,432
Dilutive shares from Exchangeable Notes, if-converted(b)	—	25,162	—	18,853
Denominator for earnings per share—weighted average shares(b)(c)(d)	272,316	312,917	209,113	239,398

Earnings per share:
Earnings per share from continuing operations	$1.64	$1.46	$1.81	$1.59
Earnings (loss) per share from discontinued operations, net of tax	$0.00	$0.00	$(1.75)	$(1.53)
Earnings per share attributable to Match Group, Inc. shareholders	$1.64	$1.46	$0.06	$0.06
______________________
(a)Former IAC had the option to settle certain Former Match Group and ANGI Homeservices (“ANGI”) stock-based awards with Former IAC shares. For the nine months ended September 30, 2020, it was more dilutive for Former Match Group to settle certain Former Match Group equity awards and ANGI to settle certain ANGI equity awards.
(b)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the three and nine months ended September 30, 2021, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Notes and dilutive shares were included for the same set of notes at the Match Group exchange rates. For the three and nine months ended September 30, 2020, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
taxes, incurred on the 2022, 2026, and 2030 Exchangeable Notes and dilutive shares were included for the same set of notes at the Former IAC exchange rates multiplied by the Separation exchange ratio.
(c)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For both the three and nine months ended September 30, 2021, 1.3 million potentially dilutive securities, and for both the three and nine months ended September 30, 2020, 13.4 million potentially dilutive securities, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(d)Market-based awards and performance-based units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2021, 0.6 million shares underlying market-based awards and PSUs, and for both the three and nine months ended September 30, 2020, 0.3 million shares underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019

	(In thousands)
Cash and cash equivalents	$511,311	$739,164	$398,884	$465,676
Restricted cash included in other current assets	131	138	132	127
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	—	—	2,674,146
Restricted cash included in non-current assets of discontinued operations	—	—	—	409
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$511,442	$739,302	$399,016	$3,140,358
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
Tinder Optionholder Litigation Against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), a former subsidiary of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On June 13, 2019, the court issued a decision and order granting defendants’ motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichments, as well as the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and otherwise denying defendants’ motion to dismiss. On July 13, 2020, the four former plaintiffs filed arbitration demands with the American Arbitration Association asserting the same valuation claims and on September 3, 2020, the four arbitrations were consolidated. The four former plaintiffs’ request to stay the arbitration was denied on January 28, 2021, and arbitration is scheduled to begin on February 7, 2022. On August 24, 2021, the arbitrator granted our summary judgement with respect to the merger claims. On June 9, 2021, the plaintiffs in Rad filed a Note of Issue and Certificate of Readiness for Trial in which they amended the amount of damages they are now claiming to “[m]ore than $5.6 billion”. On October 1, 2021, the court granted defendants’ motion for summary judgment on plaintiffs’ tort claims and breach of contract claims regarding the merger. Trial is scheduled to begin on November 8, 2021. Our consolidated financial statements do not reflect any provision for a loss with respect to this lawsuit, as we do not believe there is a probable likelihood of an unfavorable outcome. However, given the uncertainties inherent in jury trials and that trial is now imminent, there is at least a reasonable possibility of an exposure to loss, which could be anywhere between a nominal amount and $2.5 billion. We believe that the allegations against Former Match Group and Match Group in this lawsuit are without merit and will continue to defend vigorously against them.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 9, 2020, the court granted the Company’s motion to stay the case until the United States Supreme Court issues a decision in the consolidated appeal of Federal Trade Commission v. Credit Bureau Center, LLC and AMG Capital Management, LLC v. FTC. On April 22, 2021, the Supreme Court issued its decision, rejecting that the FTC has the ability to seek equitable monetary relief using Section 13(b) of the FTC Act. Our consolidated financial statements do not reflect any provision for a loss with respect to this lawsuit, as we do not believe there is a probable likelihood of an unfavorable outcome.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
In addition to the agreements entered into at the time of the Separation, Match Group leases office space to IAC in a building owned by the Company in Los Angeles. Match Group also leased office space from IAC in New York City through June 2021. For the three and nine months ended September 30, 2021, the Company received less than $0.1 million from IAC pursuant to the Los Angeles lease. For the nine months ended September 30, 2021, the Company paid $0.3 million to IAC pursuant to the New York City lease.
Match Group has a receivable balance of $0.2 million due from IAC at September 30, 2021.
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
Under the tax matters agreement, as of September 30, 2021, Match Group is obligated to remit to IAC $1.4 million of expected state tax refunds relating to tax years prior to the Separation. This obligation is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. Additionally, IAC is obligated to indemnify Match Group for IAC’s share of tax liabilities related to various periods prior to the Separation. At September 30, 2021, a receivable of $1.9 million is included in “Other current assets” in the accompanying consolidated balance sheet representing an estimate of the amount that Match Group expects to be indemnified for under this arrangement. At September 30, 2021, Match Group has an indemnification asset of $0.6 million included in “Other non-current assets” in the accompanying consolidated balance sheet for uncertain tax positions that related to Former IAC prior to the Separation.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
For the three and nine months ended September 30, 2021, the Company paid IAC less than $0.1 million related to services provided by IAC under the transition services agreement. For the three and nine months ended September 30, 2021, the Company received $3.7 million and $3.9 million, respectively, from IAC for services provided under the transition services agreement.
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
For the three and nine months ended September 30, 2021, the Company paid IAC less than $0.1 million, and $0.1 million, respectively, for the cost of IAC equity awards held by the Company’s employees upon vesting. At September 30, 2021, the Company has accrued $1.4 million as the estimated cost due to IAC for IAC equity awards held by Match Group employees.
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
NOTE 12—SUBSEQUENT EVENTS
Repurchase of 2022 Exchangeable Notes
In September 2021, we entered into various transactions resulting in the repurchase of a portion of our 2022 Exchangeable Notes. In connection therewith, we:
•Entered into agreements to repurchase approximately $414 million aggregate principal amount of our outstanding 2022 Exchangeable Notes.
•Entered into agreements to unwind a proportionate amount of outstanding hedges and warrants corresponding to the 2022 Exchangeable Notes to be repurchased.
•Commenced a registered direct offering of shares of our common stock to the holders of the 2022 Exchangeable Notes to be repurchased.
•Commenced a private offering of $500 million aggregate principal amount of senior notes due 2031.
These transactions were completed on October 4, 2021, resulting in our:
•Issuance of 5,534,098 shares of our common stock at a price of $158.83 per share.
•Issuance of $500 million aggregate principal amount of 3.625% senior notes due 2031.
•Unwind of hedges and warrants for net cash proceeds of approximately $201 million.
•Repurchase of approximately $414 million aggregate principal amount of 2022 Exchangeable Notes for approximately $1.5 billion, including accrued and unpaid interest on the repurchased notes, funded with (i) the net proceeds from the common stock offering, (ii) approximately $420 million of

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
the net proceeds from the senior notes offering (with the balance of the net proceeds from the senior notes offering being used for general corporate purposes), and (iii) the net proceeds from the note hedges and warrants unwind.
•Recognizing a gain from the decrease in our stock price from September 30, 2021 to October 4, 2021 related to the settlement of the embedded derivative associated with the transaction and discussed further in “Note 5—Financial Instruments.”

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
Repurchase of 2022 Exchangeable Notes
In September 2021, we entered into various transactions, which ultimately resulted in the repurchase of a portion of our 2022 Exchangeable Notes. In connection therewith, we:
•Entered into agreements to repurchase approximately $414 million aggregate principal amount of our outstanding 2022 Exchangeable Notes;
•Entered into agreements to unwind a proportionate amount of outstanding hedges and warrants corresponding to the 2022 Exchangeable Notes to be repurchased;
•Commenced a registered direct offering of shares of our common stock to the holders of the 2022 Exchangeable Notes to be repurchased; and
•Commenced a private offering of $500 million aggregate principal amount of senior notes due 2031.
These transactions were completed on October 4, 2021, resulting in our:
•Issuance of 5,534,098 shares of our common stock at a price of $158.83 per share;
•Issuance of $500 million aggregate principal amount of 3.625% senior notes due 2031;
•Unwind of exchangeable note hedges and warrants for net cash proceeds of approximately $201 million; and
•Repurchase of approximately $414 million aggregate principal amount of 2022 Exchangeable Notes for approximately $1.5 billion, including accrued and unpaid interest on the repurchased notes, funded with (i) the net proceeds from the common stock offering, (ii) approximately $420 million of the net proceeds from the senior notes offering (with the balance of the net proceeds from the senior notes offering being used for general corporate purposes), and (iii) the net proceeds from the hedge and warrant unwind.
In connection with these transactions, our third quarter 2021 income statement reflects a loss of $41.3 million, included in other expense, net, primarily related to the change in fair value from September 22 through the end of the period of an embedded derivative recognized upon the execution of the agreements described above. In the fourth quarter of 2021, we will recognize a gain of $24.0 million based on the changes in fair value of this embedded derivative until its settlement on October 4. Our balance sheet as of September 30, 2021, reflects (i) a $207.0 million obligation to pay cash in excess of the principal amount of the 2022 Exchangeable Notes we agreed to repurchase (allocated between current and long-term liabilities in relation to the amount expected to be funded by short and long-term assets, respectively), (ii) a $200.8 million net receivable relating to the agreements to unwind the corresponding hedges and warrants, and (iii) a $38.6 million liability for the fair value of the embedded derivative.

Updated Operating and Financial Metrics
In 2021, we have adjusted our key operating and financial data to provide better insight into the performance of our business. We are disclosing this data in three geographic areas—Americas, Europe, and APAC and Other.
Additionally, rather than presenting Average Subscribers and Average Revenue per Subscriber (“ARPU”), we now present Payers and Revenue Per Payer (“RPP”) (as defined below). Unlike Average Subscribers, which included only users who purchase a subscription and were counted on a daily basis, Payers include all users from whom we earn revenue (including those who make only à la carte purchases) and are counted as unique users in a given month. Similarly, ARPU was a daily metric and included Direct Revenue sourced from subscribers only, whereas RPP is a monthly metric and includes all Direct Revenue. We believe that Payers and RPP, which account for non-subscriber users and the associated revenue, is more useful in evaluating the performance of our business.
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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of September 30, 2021, there was $0.4 million in outstanding letters of credit and $749.6 million of availability under the Credit Facility. As of December 31, 2020, there was $0.2 million in outstanding letters of credit and $749.8 million of availability under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2020, the Term Loan bore interest at LIBOR plus 1.75% and the then applicable rate was 1.96%. As of September 30, 2021, the applicable rate was 1.87% and $425 million was outstanding.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of September 30, 2021, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of September 30, 2021, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of September 30, 2021, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of September 30, 2021, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s $500 million aggregate principal amount of 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, commencing on April 1, 2022, which were issued on October 4, 2021.
•2022 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due October 1, 2022 issued by Match Group FinanceCo, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. As of September 30, 2021, $517.5 million aggregate principal amount was outstanding. On October 4, 2021, $414.0 million aggregate principal amount was repurchased.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of September 30, 2021, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of September 30, 2021, $575 million aggregate principal amount was outstanding.

Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - See “Non-GAAP Financial Measures” below for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA.
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

Results of Operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020

	(In thousands, except RPP)
Direct Revenue:
Americas	$393,613	$56,821	17%	$336,792	$1,112,263	$195,533	21%	$916,730
Europe	217,680	36,053	20%	181,627	603,281	111,114	23%	492,167
APAC and Other	174,432	64,585	59%	109,847	419,684	118,750	39%	300,934
Total Direct Revenue	785,725	157,459	25%	628,266	2,135,228	425,397	25%	1,709,831
Indirect Revenue	16,110	4,606	40%	11,504	41,979	11,948	40%	30,031
Total Revenue	$801,835	$162,065	25%	$639,770	$2,177,207	$437,345	25%	$1,739,862

Percentage of Total Revenue:
Direct Revenue:
Americas	49%			53%	51%			53%
Europe	27%			28%	28%			28%
APAC and Other	22%			17%	19%			17%
Total Direct Revenue	98%			98%	98%			98%
Indirect Revenue	2%			2%	2%			2%
Total Revenue	100%			100%	100%			100%

Payers:
Americas	8,309	854	11%	7,455	7,935	941	13%	6,994
Europe	4,710	556	13%	4,154	4,433	472	12%	3,961
APAC and Other	3,284	867	36%	2,417	2,862	471	20%	2,391
Total	16,303	2,277	16%	14,026	15,230	1,884	14%	13,346

RPP:
Americas	$15.79	$0.73	5%	$15.06	$15.57	$1.01	7%	$14.56
Europe	$15.41	$0.84	6%	$14.57	$15.12	$1.31	10%	$13.81
APAC and Other	$17.71	$2.56	17%	$15.15	$16.29	$2.30	16%	$13.99
Total	$16.06	$1.13	8%	$14.93	$15.58	$1.34	9%	$14.24
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Americas Direct Revenue grew $56.8 million, or 17%, in 2021 versus 2020, driven by 11% growth in Payers and 5% growth in RPP. Growth in Payers was primarily driven by Tinder with contributions from Hinge and the Swipe Apps (BLK, Chispa, and Upward). RPP growth was driven by both subscriptions and à la carte purchases at Hinge and Tinder.
Europe Direct Revenue grew $36.1 million, or 20%, in 2021 versus 2020, driven by 13% growth in Payers and 6% growth in RPP. Growth in Payers and RPP was primarily due to Tinder and the acquisition of Hyperconnect. RPP growth was favorably impacted by the increased strength of the British pound and the Euro compared to the U.S. dollar between the two periods.
Asia and Other Direct Revenue grew $64.6 million, or 59%, in 2021 versus 2020, driven by 36% growth in Payers and 17% growth in RPP. Payer growth was primarily driven by the acquisition of Hyperconnect with additional contributions from Tinder and Pairs. RPP growth was primarily due to the acquisition of Hyperconnect.
Indirect Revenue increased primarily due to our receiving a higher rate per impression.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
All revenue categories increased primarily due to the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Cost of revenue	$232,211	$62,388	37%	$169,823
Percentage of revenue	29%			27%
Cost of revenue increased primarily due to the acquisition of Hyperconnect in the second quarter of 2021, an increase of in-app purchase fees paid to mobile app stores of $25.7 million, excluding Hyperconnect; increases in compensation expense; and increased web hosting fees.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Cost of revenue	$604,765	$142,195	31%	$462,570
Percentage of revenue	28%			27%
Cost of revenue increased primarily due to the factors described above in the three-month discussion with an additional increase for the nine month period from partner-related cost associated with live streaming at PlentyOfFish.
Selling and marketing expense
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Selling and marketing expense	$153,388	$23,529	18%	$129,859
Percentage of revenue	19%			20%
Selling and marketing expense increased primarily due to the acquisition of Hyperconnect in the second quarter of 2021, increases in marketing spend primarily at Tinder, and an increase in compensation expense of $2.0 million.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Selling and marketing expense	$427,294	$82,144	24%	$345,150
Percentage of revenue	20%			20%
Selling and marketing expense increased primarily due to the factors described above in the three-month discussion.

General and administrative expense
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
General and administrative expense	$103,502	$14,541	16%	$88,961
Percentage of revenue	13%			14%
General and administrative expense increased primarily due to the acquisition of Hyperconnect in the second quarter of 2021, an increase in legal and other professional fees of $6.5 million, and increases in other miscellaneous costs, partially offset by a decrease in employee compensation as the 2020 period included an expense for the modification of a stock-based compensation award.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
General and administrative expense	$304,560	$68,076	29%	$236,484
Percentage of revenue	14%			14%
General and administrative expense increased primarily due to the acquisition of Hyperconnect in the second quarter of 2021, an increase in compensation expense of $14.3 million primarily related to an increase in stock-based compensation expense associated with new awards granted in the current year, partially offset by the non-recurrence of expense for the modifications of certain awards in 2020, an increase in legal and other professional fees, $7.5 million of professional fees associated with the acquisition of Hyperconnect, and other miscellaneous costs.
Product development expense
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Product development expense	$66,974	$27,694	71%	$39,280
Percentage of revenue	8%			6%
Product development expense increased primarily due to the acquisition of Hyperconnect and an increase in compensation expense of $12.6 million, primarily due to increases in headcount at both Tinder and Hinge, and an increase in stock-based compensation.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Product development expense	$174,683	$49,704	40%	$124,979
Percentage of revenue	8%			7%
Product development expense increased primarily due to the factors described above in the three-month discussion.

Depreciation
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Depreciation	$10,104	$(1,117)	(10)%	$11,221
Percentage of revenue	1%			2%
Depreciation decreased primarily due to a decrease in computer hardware and capitalized software placed into service.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Depreciation	$30,622	$338	1%	$30,284
Percentage of revenue	1%			2%
Depreciation was flat compared to prior year period.
Amortization of intangibles
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Amortization of intangibles	$15,066	$14,607	NM	$459
Percentage of revenue	2%			—%
________________________
NM = not meaningful
Amortization of intangibles increased primarily due to an increase in definite-lived intangibles related to the acquisition of Hyperconnect in the second quarter of 2021.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Amortization of intangibles	$15,521	$8,259	114%	$7,262
Percentage of revenue	1%			—%
Amortization increased as a result of the factor described above in the three-month discussion.

Operating income and Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020

	(Dollars in thousands)
Operating income	$220,590	$20,423	10%	$200,167	$619,762	$86,629	16%	$533,133
Percentage of revenue	28%			31%	28%			31%

Adjusted EBITDA	$285,329	$36,147	15%	$249,182	$777,986	$126,660	19%	$651,326
Percentage of revenue	36%			39%	36%			37%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Non-GAAP Financial Measures.”
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Operating income and Adjusted EBITDA increased 10% and 15%, respectively, primarily driven by Payer and RPP growth at a number of brands. Operating income and Adjusted EBITDA were further impacted by the acquisition of Hyperconnect, higher product development expenses from increased headcount at Tinder and Hinge, higher general and administrative expense primarily related to higher legal and other professional fees, and higher cost of revenue primarily due to in-app purchase fees; partially offset by lower selling and marketing expense as a percentage of revenue. Operating income was further impacted by higher amortization of intangibles due to the acquisition of Hyperconnect and higher stock-based compensation expense, primarily due to new grants made during the year and new grants associated with the Hyperconnect acquisition, partially offset by expense for an award modification in 2020.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Operating income and Adjusted EBITDA increased 16% and 19%, respectively, primarily driven by the factors described above in the three-month discussion. Operating income was further impacted by higher non-cash compensation and amortization of intangibles.
At September 30, 2021, there was $310.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Interest expense
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Interest expense	$31,850	$(159)	—%	$32,009
Interest expense was flat compared to prior year period.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Interest expense	$95,907	$(2,747)	(3)%	$98,654
Interest expense decreased primarily due to the lower interest rate on the 4.625% Senior Notes compared to the 6.375% Senior Notes, which were issued and redeemed, respectively, in the prior period, and a lower LIBOR rate on the Term Loan in the current period.
Other (expense) income, net
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Other expense, net	$(39,212)	$(37,289)	NM	$(1,923)
Other expense, net in 2021 includes a $38.6 million loss related to the changes in fair value of an embedded derivative arising from our definitive agreements to repurchase a portion of the 2022 Exchangeable Notes (the “Repurchase Agreements”). Additionally, other expense, net includes a $5.2 million inducement expense arising from the Repurchase Agreements, offset by $2.4 million of gains on the net settlement of the bond hedge and warrants between the date of the Repurchase Agreements and the measurement date on September 30, 2021. Other expense, net also includes, foreign currency gains of $1.4 million, and gains of $0.6 million related to mark-to-market adjustments pertaining to certain equity instruments.
Other expense, net in 2020 includes foreign currency losses of $1.3 million.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Other (expense) income, net	$(40,886)	$(60,227)	NM	$19,341
Other expense, net in 2021 includes a $38.6 million loss on derivative discussed above, a $5.2 million inducement expense as we entered into definitive agreements in the third quarter of 2021 to repurchase a portion of the 2022 Exchangeable Notes, partially offset by gains of $2.4 million on the net settlement of the bond hedges and warrants between the definitive agreement date and the measurement date on September 30, 2021.

Other income, net in 2020 includes a favorable legal settlement of $35.0 million, foreign currency gains of $1.4 million, and interest income of $2.5 million, partially offset by a loss on redemption of bonds of $16.5 million.
Income tax provision
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Income tax provision	$18,627	$(7,495)	(29)%	$26,122
Effective income tax rate	12%			16%
The income tax provision in each of 2021 and 2020 benefited from excess tax benefits generated by the exercise or vesting of stock-based awards.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended September 30,
	2021	$ Change	% Change	2020

	(Dollars in thousands)
Income tax provision	$38,200	$23,424	159%	$14,776
Effective income tax rate	8%			3%
The income tax provision in each of 2021 and 2020 benefited from excess tax benefits generated by the exercise or vesting of stock-based awards, partially offset in the 2020 period by a non-recurring increase in the valuation allowance for foreign tax credits.
For further details of income tax matters see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Related party transactions
For a discussion of related party transactions see “Note 11—Related Party Transactions” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

NON-GAAP FINANCIAL MEASURES
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$131,210	$141,207	$446,355	$13,294
Add back:
Net (loss) earnings attributable to noncontrolling interests	(309)	(586)	(1,077)	59,680
(Earnings) loss from discontinued operations, net of tax	—	(508)	(509)	366,070
Income tax provision	18,627	26,122	38,200	14,776
Other expense (income), net	39,212	1,923	40,886	(19,341)
Interest expense	31,850	32,009	95,907	98,654
Operating Income	220,590	200,167	619,762	533,133
Stock-based compensation expense	39,569	37,335	112,081	80,647
Depreciation	10,104	11,221	30,622	30,284
Amortization of intangibles	15,066	459	15,521	7,262
Adjusted EBITDA	$285,329	$249,182	$777,986	$651,326
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020

	(Dollars in thousands)
Revenue, as reported	$801,835	$162,065	25%	$639,770	$2,177,207	$437,345	25%	$1,739,862
Foreign exchange effects	(3,781)				(46,235)
Revenue excluding foreign exchange effects	$798,054	$158,284	25%	$639,770	$2,130,972	$391,110	22%	$1,739,862

Americas Direct Revenue, as reported	$393,613	$56,821	17%	$336,792	$1,112,263	$195,533	21%	$916,730
Foreign exchange effects	(1,162)				(1,809)
Americas Direct Revenue, excluding foreign exchange effects	$392,451	$55,659	17%	$336,792	$1,110,454	$193,724	21%	$916,730

Europe Direct Revenue, as reported	$217,680	$36,053	20%	$181,627	$603,281	$111,114	23%	$492,167
Foreign exchange effects	(5,054)				(38,138)
Europe Direct Revenue, excluding foreign exchange effects	$212,626	$30,999	17%	$181,627	$565,143	$72,976	15%	$492,167

APAC and Other Direct Revenue, as reported	$174,432	$64,585	59%	$109,847	$419,684	$118,750	39%	$300,934
Foreign exchange effects	2,575				(5,376)
APAC and Other Direct Revenue, excluding foreign exchange effects	$177,007	$67,160	61%	$109,847	$414,308	$113,374	38%	$300,934

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020

RPP, as reported	$16.06	$1.13	8%	$14.93	$15.58	$1.34	9%	$14.24
Foreign exchange effects	(0.08)				(0.33)
RPP, excluding foreign exchange effects	$15.98	$1.05	7%	$14.93	$15.25	$1.01	7%	$14.24

Americas RPP, as reported	$15.79	$0.73	5%	$15.06	$15.57	$1.01	7%	$14.56
Foreign exchange effects	(0.05)				(0.03)
Americas RPP, excluding foreign exchange effects	$15.74	$0.68	5%	$15.06	$15.54	$0.98	7%	$14.56

Europe RPP, as reported	$15.41	0.84	6%	$14.57	$15.12	1.31	10%	$13.81
Foreign exchange effects	(0.36)				(0.53)
Europe RPP, excluding foreign exchange effects	$15.05	$0.48	3%	$14.57	$14.59	$0.78	6%	$13.81

APAC and Other RPP, as reported	$17.71	$2.56	17%	$15.15	$16.29	$2.30	16%	$13.99
Foreign exchange effects	0.27				(0.22)
APAC and Other RPP, excluding foreign exchange effects	$17.98	$2.83	19%	$15.15	$16.07	$2.08	15%	$13.99

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents:
United States	$331,537	$581,038
All other countries	179,774	158,126
Total cash and cash equivalents	$511,311	$739,164
Short-term investments	11,874	—
Total cash and cash equivalents and short-term investments	$523,185	$739,164

Long-term debt:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
2022 Exchangeable Notes	517,499	517,500
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,892,499	3,892,500
Less: Unamortized original issue discount	5,422	6,029
Less: Unamortized debt issuance costs	39,181	45,541
Total long-term debt, net	$3,847,896	$3,840,930
Long-term Debt
For a detailed description of long-term debt, see “Note 6—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$666,925	$518,845
Net cash used in investing activities attributable to continuing operations	(916,043)	(3,912,134)
Net cash provided by financing activities attributable to continuing operations	27,687	1,711,971
2021
Net cash provided by operating activities attributable to continuing operations in 2021 includes adjustments to earnings of $112.1 million of stock-based compensation expense, $30.6 million of depreciation, $15.5 million of amortization, and $49.8 million of other adjustments; partially offset by deferred income taxes of $21.7 million primarily related to the net operating loss carryforward created by settlement of stock-based awards. The increase in cash from changes in working capital primarily consists of an increase from deferred revenue of $30.4 million, due mainly to growth in subscription sales, an increase in income taxes payable of

$18.4 million primarily related to the timing of payments related to international taxes, and an increase from other assets of $17.7 million primarily due to the amortization of prepaid hosting services. These changes were partially offset by an increase in accounts receivable of $26.6 million primarily related to the increase in sales and the timing of cash receipts, and a decrease in accounts payable and other liabilities of $4.1 million due mainly to the timing of payments, including interest payments.
Net cash used in investing activities attributable to continuing operations in 2021 consists primarily of cash used to acquire Hyperconnect, net of cash acquired, of $863.3 million, and capital expenditures of $52.8 million that are primarily related to internal development of software and purchases of computer hardware to support our services.
Net cash provided by financing activities attributable to continuing operations in 2021 is primarily due to $45.6 million of proceeds from the issuance of common stock pursuant to stock-based awards, partially offset by payments of $15.7 million of withholding taxes paid on behalf of employees for net settled equity awards.
2020
Net cash provided by operating activities attributable to continuing operations in 2020 includes adjustments to earnings of $366.1 million of loss related to discontinued operations, $80.6 million of stock-based compensation expense, $30.3 million of depreciation and $7.3 million for amortization of intangibles. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $87.9 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2019 rather than in the first quarter of 2020, and an increase in revenue; a decrease from other assets of $26.1 million primarily due to a legal settlement. These changes were partially offset by an increase in deferred revenue of $26.9 million, due mainly to growth in subscription sales; an increase in accounts payable and other liabilities of $18.3 million, due mainly to the timing of payments, including interest payments; and an increase from income taxes payable and receivable of $5.3 million primarily due to the receipt of an income tax refund, partially offset by payments of taxes during the year.
Net cash used in investing activities attributable to continuing operations in 2020 consists primarily of the net cash distributed to IAC at the Separation of $3.9 billion, which includes $1.4 billion of net proceeds from the stock issuance in connection with the Separation, and capital expenditures of $32.4 million that are primarily related to internal development of software and computer hardware to support our products and services.
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
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of September 30, 2021, $749.6 million was available under the Credit Facility that expires on February 13, 2025.
In September 2021, we entered into various transactions, which ultimately resulted in the repurchase of a portion of our 2022 Exchangeable Notes. In connection therewith, we:
•Entered into agreements to repurchase approximately $414 million aggregate principal amount of our outstanding 2022 Exchangeable Notes.
•Entered into agreements to unwind a proportionate amount of outstanding hedges and warrants corresponding to the 2022 Exchangeable Notes to be repurchased.
•Commenced a registered direct offering of shares of our common stock to the holders of the 2022 Exchangeable Notes to be repurchased.
•Commenced a private offering of $500 million aggregate principal amount of senior notes due 2031.

These transactions were completed on October 4, 2021, resulting in our:
•Issuance of 5,534,098 shares of our common stock at a price of $158.83 per share.
•Issuance of $500 million aggregate principal amount of 3.625% senior notes due 2031.
•Unwind of exchangeable note hedges and warrants for net cash proceeds of approximately $201 million.
•Repurchase of approximately $414 million aggregate principal amount of 2022 Exchangeable Notes for approximately $1.5 billion, including accrued and unpaid interest on the repurchased notes, funded with (i) the net proceeds from the common stock offering, (ii) approximately $420 million of the net proceeds from the senior notes offering (with the balance of the net proceeds from the senior notes offering being used for general corporate purposes), and (iii) the net proceeds from the hedges and warrants unwind.
In connection with these transactions, our third quarter 2021 income statement reflects a loss of $41.3 million, included in other expense, net, primarily related to the change in fair value from September 22 through the end of the period of an embedded derivative recognized upon the execution of the agreements described above. In the fourth quarter of 2021, we will recognize a gain of $24.0 million based on the changes in fair value of this embedded derivative until its settlement on October 4. Our balance sheet as of September 30, 2021, reflects (i) a $207.0 million obligation to pay cash in excess of the principal amount of the 2022 Exchangeable Notes we agreed to repurchase (allocated between current and long-term liabilities in relation to the amount expected to be funded by short and long-term assets, respectively), (ii) a $200.8 million net receivable relating to the agreements to unwind the corresponding hedges and warrants, and (iii) a $38.6 million liability for the fair value of the embedded derivative.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2021 capital expenditures will be between approximately $80 million and $85 million, an increase from 2020 cash capital expenditures primarily due to leasehold improvements in our new leased New York office space, and building improvements at our company-owned buildings in Los Angeles.
As of September 30, 2021, all of the Company’s international cash can be repatriated without significant tax consequences.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
During the nine months ended September 30, 2021, there were no material changes to the Company’s contractual obligations since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the agreements associated with the partial repurchase of the 2022 Exchangeable Notes discussed above in “Financial Position, Liquidity and Capital Resources.”
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2021, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
In a related development, on June 21, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court entered judgment granting final approval of a class-wide settlement, the terms of which are not material to the Company. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (Central District of California). Because the approved settlement class in Kim subsumes the proposed settlement class in Candelore, the judgment in Kim would effectively render Candelore a single-plaintiff lawsuit. Accordingly, on July 11, 2019, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment with the U.S. Court of Appeals for the Ninth Circuit. Oral argument on the appeal occurred on January 15, 2021. On August 17, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded the district court’s decision. On October 4, 2021, Kim and defendants filed a motion for preliminary approval of a new settlement, the terms of which are not material to the Company.
On November 13, 2019, the trial court in Candelore issued an order staying the class claims in the case pending the Ninth Circuit’s decision on the Kim appeal. On October 5, 2021, the trial court lifted the stay. We believe that the allegations in the Candelore lawsuit are without merit and will continue to defend vigorously against it.
Tinder Optionholder Litigation Against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), a former subsidiary of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On June 13, 2019, the court issued a decision and order granting defendants’ motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichments, as well as the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and otherwise denying defendants’ motion to dismiss. On July 13, 2020, the four former plaintiffs filed arbitration demands with the American Arbitration Association asserting the same valuation claims and on September 3, 2020, the four arbitrations were consolidated. The four former plaintiffs’ request to stay the arbitration was denied on January 28, 2021, and arbitration is scheduled to begin on February 7, 2022. On August 24, 2021, the arbitrator granted our summary judgment with respect to the merger claims. On June 9, 2021, the plaintiffs in Rad filed a Note of Issue and Certificate of Readiness for Trial in which they amended the amount of damages they are now claiming to “[m]ore than $5.6 billion”. On October 1, 2021, the court granted defendants’ motion for summary judgment on plaintiffs’ tort claims and breach of contract claims regarding the merger. Trial is scheduled to begin on November 8, 2021. We believe that the allegations against Former Match Group and Match Group in this lawsuit are without merit and will continue to defend vigorously against them.
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

Derivative Complaint against Former Match Group
On February 28, 2020, a Former Match Group shareholder filed a shareholder derivative complaint in federal district court in Delaware against Former Match Group and its board of directors seeking to recover unspecified monetary damages on behalf of the Company and require the Company to implement and maintain unspecified internal controls and corporate governance practices and procedures. See Michael Rubin et al. v. Match Group, Inc. et al., Case No. 1:20-cv-00299 (District of Delaware). Invoking the allegations of the FTC lawsuit and Crutchfield securities class action lawsuit described above, the complaint alleges that the defendants caused or failed to prevent the alleged issues giving rise to the FTC complaint, received or approved compensation tied to the alleged wrongful conduct and sold Former Match Group stock with inside knowledge of the purported conduct. The parties filed a proposed stipulation and order staying the case until the motion to dismiss is decided in the Crutchfield litigation. The court granted the stay on April 9, 2020. On February 25, 2021, another Match Group shareholder filed a shareholder derivative complaint in the Delaware Court of Chancery on behalf of nominal defendant Match Group, Inc. against its board of directors seeking to recover unspecified monetary damages. See Daniel Ochoa v. Match Group, Inc. et al, C.A. No. 2021-0158-MTZ (Delaware Court of Chancery). The complaint alleges federal securities laws violations and that Match Group’s directors breached their fiduciary duties by purportedly exercising inadequate oversight to prevent the alleged issues giving rise to the FTC complaint and by purportedly transacting in Match Group stock while possessing knowledge of these issues. On August 25, 2021, the Ochoa case was stayed pending a decision in the Crutchfield matter. We believe that the allegations in these lawsuits are without merit and will defend vigorously against them.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: competition, our ability to maintain user rates on our higher monetizing services, our ability to attract users to our services through cost-effective marketing and related efforts, foreign currency exchange rate fluctuations, our ability to distribute our services through third parties and offset related fees, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, risks relating to certain of our international operations and acquisitions, certain risks relating to our relationship with IAC post-separation, the impact of the outbreak of COVID-19 coronavirus, the risks inherent in separating Match Group from IAC, including uncertainties related to, among other things, the expected benefits of the separation, any litigation arising out of or relating to the transaction, the tax treatment of the transaction, and the impact of the separation on the businesses of Match Group, and risks relating to the acquisition of Hyperconnect, including uncertainties related to, among other things, the expected benefits of the transaction, any litigation arising out of or relating to the transaction, and the impact of the transaction on the business of Match Group.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2021.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2021.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Second Amendment to Transition Services Agreement, dated effective as of July 22, 2021, by and between Match Group, Inc. and IAC/InterActiveCorp.					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2021	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Operating Officer and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Operating Officer and Chief Financial Officer	November 8, 2021
Gary Swidler