Form 10-Q
period 2022-03-31
Match Group, Inc.
filed 2022-05-06
CIK 891103

As filed with the Securities and Exchange Commission on May 6, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2022
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of April 29, 2022, there were 285,592,764 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31, 2022	December 31, 2021

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$912,434	$815,384
Short-term investments	8,663	11,818
Accounts receivable, net of allowance of $253 and $281, respectively	180,577	188,482
Other current assets	132,136	202,568
Total current assets	1,233,810	1,218,252
Property and equipment, net of accumulated depreciation and amortization of $184,723 and $181,742, respectively	167,676	163,256
Goodwill	2,381,539	2,411,996
Intangible assets, net of accumulated amortization of $47,729 and $35,674, respectively	746,109	771,697
Deferred income taxes	345,593	334,937
Other non-current assets	168,666	163,150
TOTAL ASSETS	$5,043,393	$5,063,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current maturities of long-term debt, net	$84,588	$99,927
Accounts payable	22,022	37,871
Deferred revenue	262,668	262,131
Accrued expenses and other current liabilities	704,749	768,366
Total current liabilities	1,074,027	1,168,295
Long-term debt, net	3,830,965	3,829,421
Income taxes payable	12,754	13,842
Deferred income taxes	124,022	130,261
Other long-term liabilities	123,399	116,051

Redeemable noncontrolling interests	—	1,260

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 285,505,836 and 283,470,334 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	286	283
Additional paid-in capital	8,110,463	8,164,216
Retained deficit	(7,963,981)	(8,144,514)
Accumulated other comprehensive loss	(269,217)	(223,754)
Total Match Group, Inc. shareholders’ equity	(122,449)	(203,769)
Noncontrolling interests	675	7,927
Total shareholders’ equity	(121,774)	(195,842)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,043,393	$5,063,288
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2022	2021

	(In thousands, except per share data)
Revenue	$798,631	$667,612
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	236,236	179,455
Selling and marketing expense	151,888	144,988
General and administrative expense	100,705	87,665
Product development expense	78,794	55,576
Depreciation	10,497	10,457
Amortization of intangibles	12,693	213
Total operating costs and expenses	590,813	478,354
Operating income	207,818	189,258
Interest expense	(34,896)	(31,838)
Other income (expense), net	818	(1,319)
Earnings before income taxes	173,740	156,101
Income tax benefit	6,867	17,747
Net earnings	180,607	173,848
Net (earnings) loss attributable to noncontrolling interests	(74)	402
Net earnings attributable to Match Group, Inc. shareholders	$180,533	$174,250

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.63	$0.65
Diluted	$0.60	$0.57

Stock-based compensation expense by function:
Cost of revenue	$1,549	$989
Selling and marketing expense	1,653	1,265
General and administrative expense	23,899	18,480
Product development expense	15,194	9,382
Total stock-based compensation expense	$42,295	$30,116
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net earnings	$180,607	$173,848
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(45,848)	(20,609)
Total other comprehensive loss	(45,848)	(20,609)
Comprehensive income	134,759	153,239
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(74)	402
Change in foreign currency translation adjustment attributable to noncontrolling interests	385	33
Comprehensive loss attributable to noncontrolling interests	311	435
Comprehensive income attributable to Match Group, Inc. shareholders	$135,070	$153,674
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2022

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2021	$1,260	$283	283,470	$8,164,216	$(8,144,514)	$(223,754)	$(203,769)	$7,927	$(195,842)
Net (loss) earnings for the three months ended March 31, 2022	(442)	—	—	—	180,533	—	180,533	516	181,049
Other comprehensive loss, net of tax	—	—	—	—	—	(45,463)	(45,463)	(385)	(45,848)
Stock-based compensation expense	—	—	—	45,105	—	—	45,105	—	45,105
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,036	(90,668)	—	—	(90,665)	—	(90,665)
Adjustment of redeemable noncontrolling interests to fair value	(818)	—	—	818	—	—	818	—	818
Purchase of noncontrolling interest	—			6,672	—	—	6,672	(23,468)	(16,796)
Adjustment of noncontrolling interests to fair value	—	—	—	(16,085)	—	—	(16,085)	16,085	—
Other	—	—	—	405	—	—	405	—	405
Balance as of March 31, 2022	$—	$286	285,506	$8,110,463	$(7,963,981)	$(269,217)	$(122,449)	$675	$(121,774)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Three Months Ended March 31, 2021

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

				(In thousands)
Balance as of December 31, 2020	$640	$267	267,329	$7,089,007	$(8,422,237)	$(81,454)	$(1,414,417)	$1,042	$(1,413,375)
Net (loss) earnings for the three months ended March 31, 2021	(410)	—	—	—	174,250	—	174,250	8	174,258
Other comprehensive loss, net of tax	—	—	—	—	—	(20,576)	(20,576)	(33)	(20,609)
Stock-based compensation expense	—	—	—	31,431	—	—	31,431	—	31,431
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,753	19,422	—	—	19,425	—	19,425
Adjustment of redeemable noncontrolling interests to fair value	810	—	—	(810)	—	—	(810)	—	(810)
Other	—	—	—	(3,227)	—	—	(3,227)	—	(3,227)
Balance as of March 31, 2021	$1,040	$270	270,082	$7,135,823	$(8,247,987)	$(102,030)	$(1,213,924)	$1,017	$(1,212,907)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net earnings	$180,607	$173,848
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	42,295	30,116
Depreciation	10,497	10,457
Amortization of intangibles	12,693	213
Deferred income taxes	(14,828)	(10,007)
Other adjustments, net	993	4,601
Changes in assets and liabilities
Accounts receivable	6,144	(75,271)
Other assets	27,074	19,626
Accounts payable and other liabilities	(24,868)	(40,242)
Income taxes payable and receivable	(9,957)	(21,867)
Deferred revenue	1,867	10,834
Net cash provided by operating activities	232,517	102,308
Cash flows from investing activities:
Capital expenditures	(17,657)	(10,290)
Other, net	2,997	(255)
Net cash used in investing activities	(14,660)	(10,545)
Cash flows from financing activities:
Payments to settle exchangeable notes	(47,677)	—
Proceeds from the settlement of exchangeable note hedges	32,058	—
Proceeds from issuance of common stock pursuant to stock-based awards	6,304	29,973
Withholding taxes paid on behalf of employees on net settled stock-based awards	(96,969)	(10,548)
Purchase of noncontrolling interests	(10,329)	—
Other, net	—	(730)
Net cash (used in) provided by financing activities	(116,613)	18,695
Total cash provided	101,244	110,458
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,197)	(3,930)
Net increase in cash, cash equivalents, and restricted cash	97,047	106,528
Cash, cash equivalents, and restricted cash at beginning of period	815,512	739,302
Cash, cash equivalents, and restricted cash at end of period	$912,559	$845,830
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
In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2021 was $262.1 million. During the three months ended March 31, 2022, the Company recognized $208.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021. The current deferred revenue balance at March 31, 2022 is $262.7 million. At March 31, 2022 and December 31, 2021, there was no non-current portion of deferred revenue.
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
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Direct Revenue:
Americas	$399,978	$344,262
Europe	215,328	189,059
APAC and Other	168,527	121,860
Total Direct Revenue	783,833	655,181
Indirect Revenue (principally advertising revenue)	14,798	12,431
Total Revenue	$798,631	$667,612
Recent Accounting Pronouncements
Accounting pronouncements not yet adopted by the Company
In October 2021, the FASB issued ASU No. 2021-08, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The update will generally result in an

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
entity recognizing contract assets and contract liabilities as if the acquirer had originated the contracts, which, for the most part, results in no change to the value of deferred revenue when measured in purchase accounting. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of the new standard is not expected to have a material impact on our operating results, financial position, or cash flows.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—INCOME TAXES
At the end of each interim period, the Company estimates the annual effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects, is individually computed and recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of beginning-of-the-year deferred tax assets in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.
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
For the three months ended March 31, 2022 and 2021, the Company recorded an income tax benefit of $6.9 million and $17.7 million, respectively. The effective tax rates in both three-month periods benefited from excess tax benefits generated by the exercise and vesting of stock-based awards. In addition, the 2022 period benefited from a lower tax rate on U.S. income derived from foreign sources.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include a review of the timing and amount of income and deductions, and the allocation of such income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for the years ended December 31, 2013 through 2017 and has begun its audit of the years ended December 31, 2018 and 2019. The statute of limitations for the years 2013 to 2019 has been extended to December 31, 2023. We are no longer subject to U.S. federal income tax examinations for years prior to 2013. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2014. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At both March 31, 2022 and December 31, 2021, unrecognized tax benefits, including interest and penalties, were $51.7 million and $51.8 million, respectively. If unrecognized tax benefits at March 31, 2022 are subsequently recognized, income tax expense would be reduced by $45.8 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2021 was $46.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.2 million by March 31, 2023 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended March 31, 2022 and 2021 were not material. At March 31, 2022 and December 31, 2021, noncurrent income taxes payable includes accrued interest and penalties of $1.2 million and $1.5 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both March 31, 2022 and December 31, 2021, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through March 31, 2022 were $2.1 million. For both the three months ended March 31, 2022 and 2021, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of March 31, 2022 and December 31, 2021, the Company has elected the measurement alternative. For the three months ended March 31, 2022 and 2021, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2022
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$308,628	$—	$308,628
Time deposits	—	126,643	126,643
Short-term investments:
Time deposits	—	8,663	8,663
Total	$308,628	$135,306	$443,934

	December 31, 2021
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$260,582	$—	$260,582
Time deposits	—	36,831	36,831
Short-term investments:
Time Deposits	—	11,818	11,818
Total	$260,582	$48,649	$309,231
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

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Current maturities of long-term debt (a) (b) (c)	$(84,488)	$(209,505)	$(84,333)	$(254,472)
Long-term debt, net (b) (c)	$(3,830,965)	$(4,289,386)	$(3,829,421)	$(4,772,140)
______________________
(a)At March 31, 2022 and December 31, 2021, the carrying value excludes the $0.1 million and $15.6 million, respectively, aggregate principal amount of the exchanged 2022 Exchangeable Notes (described in “Note 4—Long-term Debt, net”) as that amount is carried at fair value as described below.
(b)At March 31, 2022 and December 31, 2021, the carrying value of current maturities of long-term debt, net includes unamortized debt issuance costs of $0.3 million and $0.6 million, respectively. At March 31, 2022 and December 31, 2021, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $44.0 million and $45.6 million, respectively.
(c)At March 31, 2022, the fair value of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes (described in “Note 4—Long-term Debt, net”) is $209.5 million, $802.8 million, and $867.6 million, respectively. At December 31, 2021, the fair value of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes is $302.2 million, $932.6 million, and $1,017.7 million, respectively.
At March 31, 2022 and December 31, 2021, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	March 31, 2022	December 31, 2021

	(In thousands)
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1 commencing on April 1, 2022	500,000	500,000
0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”); interest payable each April 1 and October 1	84,906	100,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,959,906	3,975,500
Less: Current maturities of long-term debt	84,906	100,500
Less: Unamortized original issue discount	5,007	5,215
Less: Unamortized debt issuance costs	39,028	40,364
Total long-term debt, net	$3,830,965	$3,829,421
Credit Facility and Term Loan
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”), is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for the Credit Facility and the Term Loan. The Credit Agreement provides for a benchmark replacement should the LIBOR rate not be available in the future. The rate used would be agreed to between the administrative agent and the Company and may be based upon a secured overnight financing rate at the Federal Reserve Bank of New York. Additional information about the benchmark replacement can be found in Amendment No. 6 to the Credit Agreement.
The Credit Facility has a borrowing capacity of $750 million and matures on February 13, 2025. At both March 31, 2022 and December 31, 2021, there were no outstanding borrowings, $0.4 million in outstanding letters of credit, and $749.6 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of March 31, 2022. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both March 31, 2022 and December 31, 2021, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at LIBOR plus 1.75%, which was 2.22% and 1.91% at March 31, 2022 and December 31, 2021, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.
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
The 3.625% Senior Notes were issued on October 4, 2021. At any time prior to October 1, 2026, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date.
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at March 31, 2022. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

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
The Company’s 2022 Exchangeable Notes were exchangeable as of March 31, 2022. A total of $0.1 million of the 2022 Exchangeable Notes were presented for exchange during the three months ended March 31, 2022 and were subsequently settled in April 2022. No other Exchangeable Notes were presented for exchange during the three months ended March 31, 2022. During the three months ended March 31, 2022, $15.6 million aggregate principal amount of the 2022 Exchangeable Notes which were presented for exchange in 2021 were settled.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table presents the if-converted value that exceeded the principal of each Exchangeable Note outstanding as of March 31, 2022 and December 31, 2021 based on the Company’s stock price on March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022	December 31, 2021

	(In millions)
2022 Exchangeable Notes	$124.8	$170.4
2026 Exchangeable Notes	$139.4	$293.9
2030 Exchangeable Notes	$167.4	$327.9
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
The following table sets forth the components of the outstanding Exchangeable Notes as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$84,906	$575,000	$575,000	$100,500	$575,000	$575,000
Less: Unamortized debt issuance costs	318	6,744	8,393	573	7,130	8,638
Net carrying value included in current maturities of long-term debt, net	$84,588	$—	$—	$99,927	$—	$—
Net carrying value included in long-term debt, net	$—	$568,256	$566,607	$—	$567,870	$566,362
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$186	$1,258	$2,875	$1,132	$1,258	$2,875
Amortization of debt issuance costs	150	386	245	907	401	257
Total interest expense recognized	$336	$1,644	$3,120	$2,039	$1,659	$3,132

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
The Exchangeable Notes Hedges are expected to reduce the potential dilutive effect on the Company’s common stock upon any exchange of Exchangeable Notes and/or offset any cash payment Match Group FinanceCo, Inc., Match Group FinanceCo 2, Inc. or Match Group FinanceCo 3, Inc. is required to make in excess of the principal amount of the exchanged notes. The Exchangeable Notes Warrants have a dilutive effect on the Company’s common stock to the extent that the market price per share of the Company common stock exceeds their respective strike prices.
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at March 31, 2022:

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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three months ended March 31, 2022 and 2021, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Balance at January 1	$(223,754)	$(81,454)
Other comprehensive loss	(45,463)	(20,576)
Balance at March 31	$(269,217)	$(102,030)
At both March 31, 2022 and 2021, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended March 31,
	2022		2021
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$180,607	$180,607	$173,848	$173,848
Net (earnings) loss attributable to noncontrolling interests	(74)	(74)	402	402
Impact from subsidiaries’ dilutive securities	—	(98)	—	(467)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	3,339	—	4,075
Net earnings attributable to Match Group, Inc. shareholders	$180,533	$183,774	$174,250	$177,858

Denominator
Weighted average basic shares outstanding	284,459	284,459	268,649	268,649
Dilutive securities(b)(c)	—	7,116	—	16,774
Dilutive shares from Exchangeable Notes, if-converted(a)	—	15,327	—	25,162
Denominator for earnings per share—weighted average shares(b)(c)	284,459	306,902	268,649	310,585

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.63	$0.60	$0.65	$0.57
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the three months ended March 31, 2022 and 2021, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Notes and dilutive shares were included for the same set of notes at the Match Group exchange rates.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three months ended March 31, 2022 and 2021, 1.2 million and 0.7 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restriced stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2022 and 2021, 1.4 million and 0.5 million shares, respectively, underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 7—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$912,434	$815,384	$845,696	$739,164
Restricted cash included in other current assets	125	128	134	138
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$912,559	$815,512	$845,830	$739,302
NOTE 8—CONTINGENCIES
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
FTC Lawsuit Against Former Match Group
On September 25, 2019, the FTC filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 9, 2020, the court granted the Company’s motion to stay the case until the United States Supreme Court issued a decision in the consolidated appeal of Federal Trade Commission v. Credit Bureau Center, LLC and AMG Capital Management, LLC v. FTC. On April 22, 2021, the Supreme Court issued its decision, ruling that the FTC cannot seek equitable monetary relief under Section 13(b) of the FTC Act. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. The court otherwise denied our motion to dismiss. We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
NOTE 9—RELATED PARTY TRANSACTIONS
Relationship with IAC following the Separation
On June 30, 2020, the companies formerly known as Match Group, Inc. (referred to as “Former Match Group”) and IAC/InterActiveCorp (referred to as “Former IAC”) completed the separation of the Company from IAC through a series of transactions that resulted in two, separate public companies—(1) Match Group, which consists of the businesses of Former Match Group and certain financing subsidiaries previously owned by Former IAC, and (2) IAC/InterActiveCorp, formerly known as IAC Holdings, Inc. (“IAC”), consisting of Former IAC’s businesses other than Match Group (the “Separation”). The Separation was effected pursuant to the terms of the Transaction Agreement (the “Transaction Agreement”) dated as of December 19, 2019 and amended as of April 28, 2020 and as further amended as of June 22, 2020.
In connection with the Separation, the Company entered into certain agreements with IAC to govern the relationship between the Company and IAC following the Separation. These agreements, in certain cases, supersede the agreements entered into between Former Match Group and Former IAC in connection with

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Former Match Group’s IPO in November 2015 (the “IPO Agreements”) and include: a tax matters agreement; a transition services agreement; and an employee matters agreement. The IPO Agreements that were not superseded were terminated at closing of the Separation.
In addition to the agreements entered into at the time of the Separation, Match Group leases office space to IAC in a building owned by the Company in Los Angeles. For the three months ended March 31, 2022, the Company received less than $0.1 million from IAC pursuant to the Los Angeles lease.
Match Group has a receivable balance of $0.2 million due from IAC at March 31, 2022.
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
Under the tax matters agreement, as of March 31, 2022, Match Group is obligated to remit to IAC $1.3 million of expected state tax refunds relating to tax years prior to the Separation. This obligation is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. Additionally, IAC is obligated to indemnify Match Group for IAC’s share of tax liabilities related to various periods prior to the Separation. At March 31, 2022, a receivable of $1.8 million is included in “Other current assets” in the accompanying consolidated balance sheet representing an estimate of the amount that Match Group expects to be indemnified for under this arrangement. At March 31, 2022, Match Group has an indemnification asset of $0.6 million included in “Other non-current assets” in the accompanying consolidated balance sheet for uncertain tax positions that related to Former IAC prior to the Separation.
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
For the three months ended March 31, 2022, the Company received $0.4 million from IAC for services provided to IAC under the transition services agreement.
Employee Matters Agreement
Pursuant to the amended and restated employee matters agreement, Match Group will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees upon exercise or vesting.
For the three months ended March 31, 2022, the Company paid IAC less than $0.1 million for the cost of IAC equity awards held by the Company’s employees upon vesting. At March 31, 2022, the Company has accrued $0.9 million as the estimated cost due to IAC for IAC equity awards held by Match Group employees.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of both March 31, 2022 and December 31, 2021, there was $0.4 million in outstanding letters of credit and $749.6 million of availability under the Credit Facility.

•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2021, the Term Loan bore interest at LIBOR plus 1.75% and the then applicable rate was 1.91%. As of March 31, 2022, the applicable rate was 2.22% and $425 million was outstanding.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of March 31, 2022, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of March 31, 2022, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of March 31, 2022, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of March 31, 2022, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s $500 million aggregate principal amount of 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, commencing on April 1, 2022, which were issued on October 4, 2021. As of March 31, 2022, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due October 1, 2022 issued by Match Group FinanceCo, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. As of March 31, 2022, $84.9 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of March 31, 2022, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of March 31, 2022, $575 million aggregate principal amount was outstanding.
Non-GAAP financial measure:
•Adjusted Operating Income - is a Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for the definition of Adjusted Operating Income and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income.
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
For a more detailed description of the Company’s operating businesses, see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021
Revenue

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(In thousands, except RPP)
Direct Revenue:
Americas	$399,978	$55,716	16%	$344,262
Europe	215,328	26,269	14%	189,059
APAC and Other	168,527	46,667	38%	121,860
Total Direct Revenue	783,833	128,652	20%	655,181
Indirect Revenue	14,798	2,367	19%	12,431
Total Revenue	$798,631	$131,019	20%	$667,612

Percentage of Total Revenue:
Direct Revenue:
Americas	50%			52%
Europe	27%			28%
APAC and Other	21%			18%
Total Direct Revenue	98%			98%
Indirect Revenue	2%			2%
Total Revenue	100%			100%

Payers:
Americas	8,159	564	7%	7,595
Europe	4,732	477	11%	4,255
APAC and Other	3,443	876	34%	2,567
Total	16,334	1,917	13%	14,417

RPP:
Americas	$16.34	$1.23	8%	$15.11
Europe	$15.17	$0.36	2%	$14.81
APAC and Other	$16.32	$0.49	3%	$15.83
Total	$16.00	$0.85	6%	$15.15
Americas Direct Revenue grew $55.7 million, or 16%, in 2022 versus 2021, driven by 8% growth in RPP and 7% growth in Payers. RPP growth was driven by both higher subscriptions and increased à la carte purchases at Tinder and Hinge. Growth in Payers was primarily driven by Tinder with contributions from Hinge and the Swipe Apps (BLK, Chispa, and Upward), partially offset by decreases at Match, Match Affinity, and PlentyOfFish.
Europe Direct Revenue grew $26.3 million, or 14%, in 2022 versus 2021, driven by 11% growth in Payers and 2% growth in RPP. Growth in Payers was primarily due to Tinder and the acquisition of Hyperconnect in the second quarter of 2021. RPP growth was driven by Tinder and the acquisition of Hyperconnect, which has a higher RPP relative to our other brands, offset by unfavorable impacts from the strength of the U.S. dollar compared to the Euro between the two periods.
APAC and Other Direct Revenue grew $46.7 million, or 38%, in 2022 versus 2021, driven by 34% growth in Payers and 3% growth in RPP. Payer growth was primarily driven by Tinder and the acquisition of Hyperconnect.

RPP growth was primarily due to the acquisition of Hyperconnect, but was partially offset by the strength of the U.S. dollar compared to the Japanese Yen and Turkish Lira.
Indirect Revenue increased primarily due to our receiving a higher rate per impression.
Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Cost of revenue	$236,236	$56,781	32%	$179,455
Percentage of revenue	30%			27%
Cost of revenue increased primarily due to the acquisition of Hyperconnect. Excluding the increase from the Hyperconnect acquisition, cost of revenue increased 17% primarily due to an increase in in-app purchase fees of $19.6 million, as revenue continues to be increasingly sourced through mobile app stores; an increase in hosting fees of $6.6 million; and an increase in compensation expense of $4.8 million related to increased costs in customer care.
Selling and marketing expense

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Selling and marketing expense	$151,888	$6,900	5%	$144,988
Percentage of revenue	19%			22%
Selling and marketing expense increased primarily due to the acquisition of Hyperconnect. Excluding Hyperconnect, selling and marketing expense decreased $7.7 million due to lower marketing spend at multiple brands.
General and administrative expense

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
General and administrative expense	$100,705	$13,040	15%	$87,665
Percentage of revenue	13%			13%
Excluding Hyperconnect and related acquisition expenses incurred in 2021, general and administrative expense increased 13% primarily due to an increase in compensation expense of $6.1 million primarily related to 1) an increase in stock-based compensation expense associated with new awards granted in the current year, partially offset by lower modification expense in 2022, and 2) an increase in headcount; an increase in software license fees of $2.3 million; and an increase in travel and entertainment expenses of $2.4 million as our return to office activities continue to progress.

Product development expense

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Product development expense	$78,794	$23,218	42%	$55,576
Percentage of revenue	10%			8%
Product development expense increased in part due to the acquisition of Hyperconnect. Excluding Hyperconnect, product development expense increased 28% primarily due to an increase in compensation expense of $11.4 million primarily related to increased headcount at Tinder and Hinge, and an increase in stock-based compensation associated with new awards granted in the current year.
Depreciation

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Depreciation	$10,497	$40	—%	$10,457
Percentage of revenue	1%			2%
Depreciation was flat compared to the prior year period.
Amortization of intangibles

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Amortization of intangibles	$12,693	$12,480	NM	$213
Percentage of revenue	2%			—%
________________________
NM = not meaningful
Amortization of intangibles increased primarily due to an increase in definite-lived intangibles related to the acquisition of Hyperconnect.

Operating income and Adjusted Operating Income

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Operating income	$207,818	$18,560	10%	$189,258
Percentage of revenue	26%			28%

Adjusted Operating Income	$273,303	$43,259	19%	$230,044
Percentage of revenue	34%			34%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
Operating income and Adjusted Operating Income increased 10% or $18.6 million and 19% or $43.3 million, respectively, primarily driven by the increase in revenue of $131.0 million which was driven by 1) growth at Tinder and Hinge, and 2) the acquisition of Hyperconnect; and lower selling marketing expense as a percentage of revenue; partially offset by an increase in cost of revenue due to higher in-app fees, as revenue continues to shift to mobile app stores, and an increase in product and development expense primarily due to increases in compensation expense. Operating income was further impacted by higher amortization of intangibles due to the acquisition of Hyperconnect.
At March 31, 2022, there was $458.9 million of unrecognized compensation cost, net of estimated forfeitures, related to equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.
Interest expense

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Interest expense	$34,896	$3,058	10%	$31,838
Interest expense increased primarily due to the issuance of the 3.625% Senior Notes on October 4, 2021; partially offset by decreases due to the settlement of a portion of the 2022 Exchangeable Notes.
Other income (expense), net

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Other income (expense), net	$818	$2,137	NM	$(1,319)
Other income, net in 2022 includes mark-to-market adjustments pertaining to a liability classified equity instrument.
Other expense, net in 2021 includes foreign currency losses of $1.6 million, partially offset by interest income of $0.2 million.

Income tax provision

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Income tax benefit	$(6,867)	$10,880	(61)%	$(17,747)
Effective income tax rate	NM			NM
The income tax provision in each of 2022 and 2021 benefited from excess tax benefits generated by the exercise or vesting of stock-based awards. In addition, the 2022 period benefited from a lower tax rate on U.S. income derived from foreign sources.
For further details of income tax matters see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Related party transactions
For a discussion of related party transactions see “Note 9—Related Party Transactions” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

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
Adjusted Operating Income
Adjusted Operating Income is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, as applicable. We believe this measure is useful to analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted Operating Income measure because they are non-cash in nature. Adjusted Operating Income has certain limitations because it excludes the impact of certain expenses.
Non-Cash Expenses That Are Excluded From Adjusted Operating Income
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units (“RSUs”), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent stock-based awards are settled on a net basis, we remit the required tax-withholding amounts from current funds.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$180,533	$174,250
Add back:
Net earnings (loss) attributable to noncontrolling interests	74	(402)
Income tax benefit	(6,867)	(17,747)
Other (income) expense, net	(818)	1,319
Interest expense	34,896	31,838
Operating Income	207,818	189,258
Stock-based compensation expense	42,295	30,116
Depreciation	10,497	10,457
Amortization of intangibles	12,693	213
Adjusted Operating Income	$273,303	$230,044
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Revenue, as reported	$798,631	$131,019	20%	$667,612
Foreign exchange effects	26,171
Revenue excluding foreign exchange effects	$824,802	$157,190	24%	$667,612

Americas Direct Revenue, as reported	$399,978	$55,716	16%	$344,262
Foreign exchange effects	367
Americas Direct Revenue, excluding foreign exchange effects	$400,345	$56,083	16%	$344,262

Europe Direct Revenue, as reported	$215,328	$26,269	14%	$189,059
Foreign exchange effects	13,800
Europe Direct Revenue, excluding foreign exchange effects	$229,128	$40,069	21%	$189,059

APAC and Other Direct Revenue, as reported	$168,527	$46,667	38%	$121,860
Foreign exchange effects	11,753
APAC and Other Direct Revenue, excluding foreign exchange effects	$180,280	$58,420	48%	$121,860

	Three Months Ended March 31,
	2022	$ Change	% Change	2021

RPP, as reported	$16.00	$0.85	6%	$15.15
Foreign exchange effects	0.52
RPP, excluding foreign exchange effects	$16.52	$1.37	9%	$15.15

Americas RPP, as reported	$16.34	$1.23	8%	$15.11
Foreign exchange effects	0.02
Americas RPP, excluding foreign exchange effects	$16.36	$1.25	8%	$15.11

Europe RPP, as reported	$15.17	0.36	2%	$14.81
Foreign exchange effects	0.97
Europe RPP, excluding foreign exchange effects	$16.14	$1.33	9%	$14.81

APAC and Other RPP, as reported	$16.32	$0.49	3%	$15.83
Foreign exchange effects	1.13
APAC and Other RPP, excluding foreign exchange effects	$17.45	$1.62	10%	$15.83

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents:
United States	$771,991	$642,686
All other countries	140,443	172,698
Total cash and cash equivalents	912,434	815,384
Short-term investments	8,663	11,818
Total cash and cash equivalents and short-term investments	$921,097	$827,202

Long-term debt:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2022 Exchangeable Notes	84,906	100,500
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,959,906	3,975,500
Less: Current maturities of long-term debt	84,906	100,500
Less: Unamortized original issue discount	5,007	5,215
Less: Unamortized debt issuance costs	39,028	40,364
Total long-term debt, net	$3,830,965	$3,829,421
Long-term Debt
For a detailed description of long-term debt, see “Note 4—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$232,517	$102,308
Net cash used in investing activities	(14,660)	(10,545)
Net cash (used in) provided by financing activities	(116,613)	18,695
2022
Net cash provided by operating activities in 2022 includes adjustments to earnings of $42.3 million of stock-based compensation expense, $12.7 million of amortization, and $10.5 million of depreciation, partially offset by deferred income taxes of $14.8 million primarily related to the net operating loss carryforward created by the settlement of stock-based awards and deferred tax assets created by the capitalization of research and development costs. The increase in cash from changes in working capital primarily consists of an increase from other assets of $27.1 million primarily due to the settlement of a derivative asset related to the 2022 Exchangeable Notes Hedges and the amortization of prepaid hosting services, and a decrease in accounts receivable of $6.1 million. These changes were partially offset by a decrease in accounts payable and other liabilities of $24.9 million due mainly to the payment of a liability related to the 2022 Exchangeable Notes presented for exchange and due to the timing of payments, including interest payments and a decrease in income taxes payable of $10.0 million primarily related to the timing of payments related to international taxes.
Net cash used in investing activities in 2022 consists primarily of capital expenditures of $17.7 million that are primarily related to internal development of software and purchases of computer hardware to support our services.
Net cash used in financing activities in 2022 is primarily due to payments of $97.0 million of withholding taxes paid on behalf of employees for net settled equity awards, and payments of $47.7 million to repurchase a portion of the outstanding 2022 Exchangeable Notes. These payments were partially offset by proceeds of $32.1 million related to the settlement of certain outstanding note hedges associated with the settlement of a portion of the 2022 Exchangeable Notes, and $6.3 million of proceeds from the issuance of common stock pursuant to stock-based awards.
2021
Net cash provided by operating activities in 2021 includes adjustments to earnings of $30.1 million of stock-based compensation expense, $10.5 million of depreciation and $4.6 million of other adjustments, partially offset by deferred income taxes of $10.0 million primarily related to the net operating loss created by the settlement of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $75.3 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2020 rather than in the first quarter of 2021, and an increase in revenue; a decrease in accounts payable and other liabilities of $40.2 million due mainly to the timing of payments, including interest payments; and a decrease from income taxes payable and receivable of $21.9 million primarily related to payments of international taxes. These changes were partially offset by an increase from other assets of $19.6 million primarily due to the amortization of prepaid hosting services and an increase from deferred revenue of $10.8 million, due mainly to growth in subscription sales.
Net cash used in investing activities in 2021 consists primarily of capital expenditures of $10.3 million that are primarily related to internal development of software and purchases of computer hardware to support our services.
Net cash provided by financing activities in 2021 is primarily due to $30.0 million of proceeds from the issuance of common stock pursuant to stock-based awards, partially offset by payments of $10.5 million for withholding taxes paid on behalf of employees for equity awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of March 31, 2022, $749.6 million was available under the Credit Facility that expires on February 13, 2025.
The Company has various obligations related to long-term debt instruments and operating leases. For additional information on long-term debt, including maturity dates and interest rates, see “Note 4—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.” For additional information on the operating lease payments, including a schedule of obligations by year, see “Note 13—Leases” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company believes it has sufficient cash flows from operations to satisfy these future obligations.
We expect to pay $441 million from cash on hand in 2022 in connection with the settlement of Rad, et al. v. IAC/InterActiveCorp, et al. and related arbitrations.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2022 cash capital expenditures will be between $65 million and $75 million, a decrease from 2021 cash capital expenditures as several leasehold and building improvements were completed in 2021.
We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $6.0 million for the remainder of 2022 and between $7.0 million and $12.5 million per year from 2023 through 2026.
The Company does not have any off-balance sheet arrangements, other than those described above, at March 31, 2022.
On May 2, 2022, our Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) to repurchase up to 12.5 million shares of our common stock. Under the Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The Share Repurchase Program may be commenced, suspended or discontinued at any time.
As of March 31, 2022, all of the Company’s international cash can be repatriated without significant tax consequences.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with U.S. GAAP. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
During the three months ended March 31, 2022, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2022, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
In a related development, on June 21, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court entered judgment granting final approval of a class-wide settlement, the terms of which are not material to the Company. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (Central District of California). Because the approved settlement class in Kim subsumes the proposed settlement class in Candelore, the judgment in Kim would effectively render Candelore a single-plaintiff lawsuit. Accordingly, on July 11, 2019, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment with the U.S. Court of Appeals for the Ninth Circuit. Oral argument on the appeal occurred on January 15, 2021. On August 17, 2021, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded the district court’s decision. On November 3, 2021, the trial court granted preliminary approval of the settlement. On December 13, 2021, plaintiff filed an amended motion for final approval of the proposed settlement agreement, the terms of which are not material to the Company. On March 4, 2022, the trial court granted final approval of the settlement agreement. On March 31, 2022, the same objectors as previously filed a notice of appeal from the Kim judgement with the U.S. Court of Appeals for the Ninth Circuit.
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
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 9, 2020, the court granted the Company’s motion to stay the case until the United States Supreme Court issued a decision in the consolidated appeal of Federal Trade Commission v. Credit Bureau Center, LLC and AMG Capital Management, LLC v. FTC. On April 22, 2021, the Supreme Court issued its decision, ruling that the FTC cannot seek equitable monetary relief under Section 13(b) of the FTC Act. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. The court otherwise denied our motion to dismiss. We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
Securities Class Action Lawsuit Against Former Match Group
On October 3, 2019, a Former Match Group shareholder filed a securities class action lawsuit in federal district court in Texas against Former Match Group, its then Chief Executive Officer, and its Chief Financial Officer, on behalf of a class of acquirers of Former Match Group securities between August 6, 2019 and September 25, 2019. See Phillip R. Crutchfield v. Match Group, Inc., Amanda W. Ginsberg, and Gary Swidler, No. 3:19-cv-02356-C (Northern District of Texas). Invoking the allegations in the FTC lawsuit described above, the complaint alleges (i) that defendants failed to disclose to investors that Former Match Group induced customers to buy and upgrade subscriptions using misleading advertisements, that Former Match Group made it difficult for customers to cancel their subscriptions, and that, as a result, Former Match Group was likely to be subject to regulatory scrutiny; (ii) that Former Match Group lacked adequate disclosure controls and procedures; and (iii) that, as a result of the foregoing, defendants’ positive statements about Former Match Group’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. On March 30, 2021, the court granted defendants’ motion to dismiss with leave to amend. Plaintiff filed an amended complaint on April 23, 2021. On November 19, 2021, the court denied defendants’ motion to dismiss. On February 24, 2022, plaintiffs filed their motion for class certification. We believe that the allegations in this lawsuit are without merit and will defend vigorously against them.
Derivative Complaint against Former Match Group
On February 28, 2020, a Former Match Group shareholder filed a shareholder derivative complaint in federal district court in Delaware against Former Match Group and its board of directors seeking to recover unspecified monetary damages on behalf of the Company and require the Company to implement and maintain unspecified internal controls and corporate governance practices and procedures. See Michael Rubin et al. v. Match Group, Inc. et al., Case No. 1:20-cv-00299 (District of Delaware). Invoking the allegations of the FTC lawsuit and Crutchfield securities class action lawsuit described above, the complaint alleges that the defendants caused or failed to prevent the alleged issues giving rise to the FTC complaint, received or approved compensation tied to the alleged wrongful conduct and sold Former Match Group stock with inside knowledge of the purported conduct. The parties filed a proposed stipulation and order staying the case until the motion to dismiss is decided in the Crutchfield litigation. The court granted the stay on April 9, 2020. In light of the Crutchfield decision, the stay was lifted, and plaintiff fined an amendmed complaint on March 16, 2022. On February 25, 2021, another Match Group shareholder filed a shareholder derivative complaint in the Delaware Court of Chancery on behalf of nominal defendant Match Group, Inc. against its board of directors seeking to recover unspecified monetary damages. See Daniel Ochoa v. Match Group, Inc. et al, C.A. No. 2021-0158-MTZ (Delaware Court of Chancery). The complaint alleges federal securities laws violations and that Match Group’s directors breached their fiduciary duties by purportedly exercising inadequate oversight to prevent the alleged issues giving rise to the FTC complaint and by purportedly transacting in Match Group stock while possessing knowledge of these issues. On January 10, 2022, Ochoa filed an amended complaint. On March 2, 2022, defendants filed a motion to dismiss. We believe that the allegations in these lawsuits are without merit and will defend vigorously against them.
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

FTC Investigation of Certain Subsidiary Data Privacy Representations
On March 19, 2020, the FTC issued an initial Civil Investigative Demand (“CID”) to the Company requiring us to produce certain documents and information regarding the allegedly wrongful conduct of OkCupid in 2014 and our public statements in 2019 regarding such conduct and whether such conduct and statements were unfair or deceptive under the FTC Act. We believe the FTC's investigation is without merit, but have continued to cooperate with it, including by providing testimony pursuant to additional CIDs.
Item 1A. Risk Factors
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that are not historical facts are “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “plans,” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Match Group’s future financial performance, Match Group’s business prospects and strategy, anticipated trends and prospects in the industries in which Match Group’s businesses operate, and other similar matters. These forward-looking statements are based on Match Group management’s current expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2021. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition, and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report. Match Group does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2022.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2022.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	2022 Form of Award Agreement for Performance-based Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.					†
10.2	2022 Form of Award Agreement for Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2022	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Operating Officer and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Operating Officer and Chief Financial Officer	May 6, 2022
Gary Swidler