Form 10-Q
period 2022-06-30
Match Group, Inc.
filed 2022-08-05
CIK 891103

As filed with the Securities and Exchange Commission on August 5, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2022
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of July 29, 2022, there were 282,986,452 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2022	December 31, 2021

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$463,686	$815,384
Short-term investments	9,240	11,818
Accounts receivable, net of allowance of $477 and $281, respectively	182,320	188,482
Other current assets	149,567	202,568
Total current assets	804,813	1,218,252
Property and equipment, net of accumulated depreciation and amortization of $181,831 and $181,742, respectively	168,761	163,256
Goodwill	2,281,606	2,411,996
Intangible assets, net of accumulated amortization of $56,754 and $35,674, respectively	479,389	771,697
Deferred income taxes	310,073	334,937
Other non-current assets	149,136	163,150
TOTAL ASSETS	$4,193,778	$5,063,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current maturities of long-term debt, net	$58,782	$99,927
Accounts payable	15,200	37,871
Deferred revenue	259,149	262,131
Accrued expenses and other current liabilities	294,555	768,366
Total current liabilities	627,686	1,168,295
Long-term debt, net	3,832,534	3,829,421
Income taxes payable	12,273	13,842
Deferred income taxes	63,572	130,261
Other long-term liabilities	109,814	116,051

Redeemable noncontrolling interests	—	1,260

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 286,102,332 and 283,470,334 shares issued; and 283,161,791 and 283,470,334 outstanding at June 30, 2022 and December 31, 2021, respectively	286	283
Additional paid-in capital	8,165,983	8,164,216
Retained deficit	(7,995,839)	(8,144,514)
Accumulated other comprehensive loss	(407,837)	(223,754)
Treasury stock; 2,940,541 and 0 shares, respectively	(215,538)	—
Total Match Group, Inc. shareholders’ equity	(452,945)	(203,769)
Noncontrolling interests	844	7,927
Total shareholders’ equity	(452,101)	(195,842)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,193,778	$5,063,288
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Revenue	$794,513	$707,760	$1,593,144	$1,375,372
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	240,840	193,099	477,076	372,554
Selling and marketing expense	125,679	128,918	277,567	273,906
General and administrative expense	110,638	113,393	211,343	201,058
Product development expense	86,410	52,133	165,204	107,709
Depreciation	11,488	10,061	21,985	20,518
Impairment and amortization of intangibles	229,539	242	242,232	455
Total operating costs and expenses	804,594	497,846	1,395,407	976,200
Operating (loss) income	(10,081)	209,914	197,737	399,172
Interest expense	(35,623)	(32,219)	(70,519)	(64,057)
Other income (expense), net	5,291	(355)	6,109	(1,674)
(Loss) earnings from continuing operations, before tax	(40,413)	177,340	133,327	333,441
Income tax benefit (provision)	8,048	(37,320)	14,915	(19,573)
Net (loss) earnings from continuing operations	(32,365)	140,020	148,242	313,868
Earnings from discontinued operations, net of tax	—	509	—	509
Net (loss) earnings	(32,365)	140,529	148,242	314,377
Net loss attributable to noncontrolling interests	507	366	433	768
Net (loss) earnings attributable to Match Group, Inc. shareholders	$(31,858)	$140,895	$148,675	$315,145

Net (loss) earnings per share from continuing operations:
Basic	$(0.11)	$0.52	$0.52	$1.17
Diluted	$(0.11)	$0.46	$0.50	$1.04
Net (loss) earnings per share attributable to Match Group, Inc. shareholders:
Basic	$(0.11)	$0.52	$0.52	$1.17
Diluted	$(0.11)	$0.46	$0.50	$1.04

Stock-based compensation expense by function:
Cost of revenue	$1,558	$1,012	$3,107	$2,001
Selling and marketing expense	2,166	3,087	3,819	4,352
General and administrative expense	30,032	27,580	53,931	46,060
Product development expense	21,011	10,717	36,205	20,099
Total stock-based compensation expense	$54,767	$42,396	$97,062	$72,512
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Net (loss) earnings	$(32,365)	$140,529	$148,242	$314,377
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(139,201)	(2,136)	(185,049)	(22,745)
Total other comprehensive loss	(139,201)	(2,136)	(185,049)	(22,745)
Comprehensive (loss) income	(171,566)	138,393	(36,807)	291,632
Components of comprehensive loss attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	507	366	433	768
Change in foreign currency translation adjustment attributable to noncontrolling interests	581	77	966	110
Comprehensive loss attributable to noncontrolling interests	1,088	443	1,399	878
Comprehensive (loss) income attributable to Match Group, Inc. shareholders	$(170,478)	$138,836	$(35,408)	$292,510
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended June 30, 2022

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of March 31, 2022	$—	$286	285,506	$8,110,463	$(7,963,981)	$(269,217)	$—	$(122,449)	$675	$(121,774)
Net (loss) earnings for the three months ended June 30, 2022	(508)	—	—	—	(31,858)	—	—	(31,858)	1	(31,857)
Other comprehensive loss, net of tax	—	—	—	—	—	(138,620)	—	(138,620)	(581)	(139,201)
Stock-based compensation expense	—	—	—	58,015	—	—	—	58,015	—	58,015
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	596	6,158	—	—	—	6,158	—	6,158
Adjustment of redeemable noncontrolling interests to fair value	508	—	—	(508)	—	—	—	(508)	—	(508)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(225)	(225)
Purchase of treasury stock	—	—	—	—	—	—	(215,538)	(215,538)	—	(215,538)
Adjustment of noncontrolling interests to fair value	—	—	—	(130)	—	—	—	(130)	130	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	(844)	—	—	—	(844)	844	—
Settlement of notes warrants	—	—	—	(7,116)	—	—		(7,116)	—	(7,116)
Other	—	—	—	(55)	—	—	—	(55)	—	(55)
Balance as of June 30, 2022	$—	$286	286,102	$8,165,983	$(7,995,839)	$(407,837)	$(215,538)	$(452,945)	$844	$(452,101)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended June 30, 2021

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of March 31, 2021	$1,040	$270	270,082	$7,135,823	$(8,247,987)	$(102,030)	$(1,213,924)	$1,017	$(1,212,907)
Net (loss) earnings for the three months ended June 30, 2021	(525)	—	—	—	140,895	—	140,895	159	141,054
Other comprehensive loss, net of tax	—	—	—	—	—	(2,059)	(2,059)	(77)	(2,136)
Stock-based compensation expense	—	—	—	44,656	—	—	44,656	—	44,656
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	1	642	6,552	—	—	6,553	—	6,553
Issuance of common stock for the acquisition of Hyperconnect	—	6	5,929	890,845	—	—	890,851	—	890,851
Adjustment of redeemable noncontrolling interests to fair value	725	—	—	(725)	—	—	(725)	—	(725)
Purchase of noncontrolling interest	—	—	—	943	—	—	943	(2,571)	(1,628)
Adjustment of noncontrolling interests to business acquisition	—	—	—	(1,835)	—	—	(1,835)	1,835	—
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	(7,102)	—	—	(7,102)	7,102	—
Other	—	—	—	(498)	—	—	(498)	(308)	(806)
Balance as of June 30, 2021	$1,240	$277	276,653	$8,068,659	$(8,107,092)	$(104,089)	$(142,245)	$7,157	$(135,088)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2022

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2021	$1,260	$283	283,470	$8,164,216	$(8,144,514)	$(223,754)	$—	$(203,769)	$7,927	$(195,842)
Net (loss) earnings for the six months ended June 30, 2022	(950)	—	—	—	148,675	—	—	148,675	517	149,192
Other comprehensive loss, net of tax	—	—	—	—	—	(184,083)	—	(184,083)	(966)	(185,049)
Stock-based compensation expense	—	—	—	103,120	—	—	—	103,120	—	103,120
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,632	(84,510)	—	—	—	(84,507)	—	(84,507)
Adjustment of redeemable noncontrolling interests to fair value	(310)	—	—	310	—	—	—	310	—	310
Purchase of noncontrolling interest	—			6,672	—	—	—	6,672	(23,693)	(17,021)
Purchase of treasury stock	—	—	—	—	—	—	(215,538)	(215,538)	—	(215,538)
Adjustment of noncontrolling interests to fair value	—	—	—	(16,215)	—	—	—	(16,215)	16,215	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	(844)	—	—	—	(844)	844	—
Settlement of notes warrants	—	—	—	(7,116)	—	—		(7,116)	—	(7,116)
Other	—	—	—	350	—	—	—	350	—	350
Balance as of June 30, 2022	$—	$286	286,102	$8,165,983	$(7,995,839)	$(407,837)	$(215,538)	$(452,945)	$844	$(452,101)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Six Months Ended June 30, 2021

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

				(In thousands)
Balance as of December 31, 2020	$640	$267	267,329	$7,089,007	$(8,422,237)	$(81,454)	$(1,414,417)	$1,042	$(1,413,375)
Net (loss) earnings for the six months ended June 30, 2021	(935)	—	—	—	315,145	—	315,145	167	315,312
Other comprehensive loss, net of tax	—	—	—	—	—	(22,635)	(22,635)	(110)	(22,745)
Stock-based compensation expense	—	—	—	76,087	—	—	76,087	—	76,087
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	4	3,395	25,974	—	—	25,978	—	25,978
Issuance of common stock for the acquisition of Hyperconnect	—	6	5,929	890,845	—	—	890,851	—	890,851
Adjustment of redeemable noncontrolling interests to fair value	1,535	—	—	(1,535)	—	—	(1,535)	—	(1,535)
Purchase of noncontrolling interest	—	—	—	943	—	—	943	(2,571)	(1,628)
Adjustment of noncontrolling interests to business acquisition	—	—	—	(1,835)	—	—	(1,835)	1,835	—
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	(7,102)	—	—	(7,102)	7,102	—
Other	—	—	—	(3,725)	—	—	(3,725)	(308)	(4,033)
Balance as of June 30, 2021	$1,240	$277	276,653	$8,068,659	$(8,107,092)	$(104,089)	$(142,245)	$7,157	$(135,088)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$148,242	$314,377
Add back: earnings from discontinued operations, net of tax	—	(509)
Net earnings from continuing operations	$148,242	$313,868
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	97,062	72,512
Depreciation	21,985	20,518
Impairment and amortization of intangibles	242,232	455
Deferred income taxes	(32,663)	(20,731)
Other adjustments, net	1,693	7,407
Changes in assets and liabilities
Accounts receivable	934	(103,127)
Other assets	30,562	32,622
Accounts payable and other liabilities	(476,056)	(17,320)
Income taxes payable and receivable	(15,089)	18,899
Deferred revenue	1,062	25,712
Net cash provided by operating activities attributable to continuing operations	19,964	350,815
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash	—	(840,869)
Capital expenditures	(27,305)	(32,392)
Other, net	1,787	(255)
Net cash used in investing activities attributable to continuing operations	(25,518)	(873,516)
Cash flows from financing activities attributable to continuing operations:
Payments to settle exchangeable notes	(94,252)	—
Proceeds from the settlement of exchangeable note hedges	52,623	—
Payments to settle warrants related to exchangeable notes	(7,482)	—
Debt issuance costs	—	(851)
Proceeds from issuance of common stock pursuant to stock-based awards	16,356	37,333
Withholding taxes paid on behalf of employees on net settled stock-based awards	(101,089)	(11,380)
Purchase of treasury stock	(190,980)	—
Purchase of noncontrolling interests	(10,554)	(1,473)
Other, net	10	—
Net cash (used in) provided by financing activities attributable to continuing operations	(335,368)	23,629
Total cash used in continuing operations	(340,922)	(499,072)
Net cash used in operating activities attributable to discontinued operations	—	—
Net cash used in investing activities attributable to discontinued operations	—	—
Net cash used in financing activities attributable to discontinued operations	—	—
Total cash used in discontinued operations	—	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10,786)	(3,636)
Net decrease in cash, cash equivalents, and restricted cash	(351,708)	(502,708)
Cash, cash equivalents, and restricted cash at beginning of period	815,512	739,302
Cash, cash equivalents, and restricted cash at end of period	$463,804	$236,594
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2021 was $262.1 million. During the six months ended June 30, 2022, the Company recognized $249.7 million of revenue that was included in the deferred revenue balance as of December 31, 2021. The current deferred revenue balance at June 30, 2022 is $259.1 million. At June 30, 2022 and December 31, 2021, there was no non-current portion of deferred revenue.
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
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Direct Revenue:
Americas	$408,730	$374,388	$808,708	$718,650
Europe	208,471	196,542	423,799	385,601
APAC and Other	162,952	123,392	331,479	245,252
Total Direct Revenue	780,153	694,322	1,563,986	1,349,503
Indirect Revenue (principally advertising revenue)	14,360	13,438	29,158	25,869
Total Revenue	$794,513	$707,760	$1,593,144	$1,375,372
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
For the three months ended June 30, 2022 and 2021, the Company recorded an income tax benefit of $8.0 million and a tax provision of $37.3 million, respectively. The effective tax rates in both three-month periods benefited from excess tax benefits generated by the exercise and vesting of stock-based awards, offset by the tax impact of certain nondeductible stock-based awards. For the six months ended June 30, 2022 and 2021, the Company recorded an income tax benefit of $14.9 million and a tax provision of $19.6 million, respectively. The effective tax rates in both six-month periods benefited from excess tax benefits generated by the exercise and vesting of stock-based awards.
Match Group is routinely under audit by federal, state, local, and foreign authorities in the area of income tax. These audits include a review of the timing and amount of income and deductions, and the allocation of such income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for the years ended December 31, 2013 through 2017 and is currently auditing the years ended December 31, 2018 and 2019. The statute of limitations for the years 2013 to 2019 has been extended to December 31, 2023. We are no longer subject to U.S. federal income tax examinations for years prior to 2013. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2014. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At June 30, 2022 and December 31, 2021, unrecognized tax benefits, including interest and penalties, were $52.5 million and $51.8 million, respectively. If unrecognized tax benefits at June 30, 2022 are subsequently recognized, income tax expense would be reduced by $46.5 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2021 was $46.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.0 million by June 30, 2023 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended June 30, 2022 and 2021

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
were not material. At June 30, 2022 and December 31, 2021, noncurrent income taxes payable includes accrued interest and penalties of $1.2 million and $1.5 million, respectively.
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
Earnings from discontinued operations for the three and six months ended June 30, 2021 consist of an income tax benefit of $0.5 million.
NOTE 4—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both June 30, 2022 and December 31, 2021, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through June 30, 2022 were $2.1 million. For both the six months ended June 30, 2022 and 2021, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of June 30, 2022 and December 31, 2021, the Company has elected the measurement alternative. For the three and six months ended June 30, 2022 and 2021, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2022
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,355	$—	$1,355
Time deposits	—	126,496	126,496
Short-term investments:
Time deposits	—	9,240	9,240
Total	$1,355	$135,736	$137,091

	December 31, 2021
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$260,582	$—	$260,582
Time deposits	—	36,831	36,831
Short-term investments:
Time Deposits	—	11,818	11,818
Total	$260,582	$48,649	$309,231
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
During the second quarter of 2022, the Company recorded an impairment charge of $217.4 million, which is included within impairment and amortization of intangibles, on trade names and technology intangible assets associated with the Hyperconnect acquisition. The Company used avoided royalty discounted cash flow (“DCF”) valuations for the various intangibles to determine the current fair value of these intangible assets at June 30, 2022. Our expectations of future revenues and cash flows of Hyperconnect have declined since the time of the acquisition, including impacts of unfavorable foreign currency exchange rate changes in certain of Hyperconnect’s key markets. Additionally, the discount rates used in the valuations have increased since the time of the Hyperconnect acquisition, further negatively impacting the fair value of these intangible assets.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Current maturities of long-term debt (a) (b) (c)	$(45,110)	$(92,998)	$(84,333)	$(254,472)
Long-term debt, net (b) (c)	$(3,832,534)	$(3,642,506)	$(3,829,421)	$(4,772,140)
______________________
(a)At June 30, 2022 and December 31, 2021, the carrying value excludes $13.7 million and $15.6 million, respectively, of aggregate principal amount of the exchanged 2022 Exchangeable Notes (described in “Note 5—Long-term Debt, net”) as those amounts are carried at fair value.
(b)At June 30, 2022 and December 31, 2021, the carrying value of current maturities of long-term debt, net includes unamortized debt issuance costs of $0.1 million and $0.6 million, respectively. At June 30, 2022 and December 31, 2021, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $42.5 million and $45.6 million, respectively.
(c)At June 30, 2022, the fair value of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes (described in “Note 5—Long-term Debt, net”) is $93.0 million, $603.6 million, and $626.5 million, respectively. At December 31, 2021, the fair value of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes is $302.2 million, $932.6 million, and $1,017.7 million, respectively.
At June 30, 2022 and December 31, 2021, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5—LONG-TERM DEBT, NET
Long-term debt consists of:

	June 30, 2022	December 31, 2021

	(In thousands)
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1 commencing on April 1, 2022	500,000	500,000
0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”); interest payable each April 1 and October 1	58,896	100,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,933,896	3,975,500
Less: Current maturities of long-term debt	58,896	100,500
Less: Unamortized original issue discount	4,796	5,215
Less: Unamortized debt issuance costs	37,670	40,364
Total long-term debt, net	$3,832,534	$3,829,421
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
The Credit Facility has a borrowing capacity of $750 million and matures on February 13, 2025. At both June 30, 2022 and December 31, 2021, there were no outstanding borrowings, $0.4 million in outstanding letters of credit, and $749.6 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of June 30, 2022. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both June 30, 2022 and December 31, 2021, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at LIBOR plus 1.75%, which was 3.19% and 1.91% at June 30, 2022 and December 31, 2021, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.
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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at June 30, 2022. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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
The Company’s 2022 Exchangeable Notes were exchangeable as of June 30, 2022. A total of $40.6 million of the 2022 Exchangeable Notes were presented for exchange during the six months ended June 30, 2022 of which $14.6 million aggregate principal amount was not yet settled as of June 30, 2022. No other Exchangeable

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Notes were presented for exchange during the six months ended June 30, 2022. During the six months ended June 30, 2022, $41.6 million aggregate principal amount of the 2022 Exchangeable Notes were settled related to notes presented for exchange in the current period or prior periods.
The following table presents the if-converted value that exceeded the principal of each Exchangeable Note outstanding as of June 30, 2022 and December 31, 2021 based on the Company’s stock price on June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022	December 31, 2021

	(In millions)
2022 Exchangeable Notes	$25.9	$170.4
2026 Exchangeable Notes	$—	$293.9
2030 Exchangeable Notes	$—	$327.9
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
The following table sets forth the components of the outstanding Exchangeable Notes as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$58,896	$575,000	$575,000	$100,500	$575,000	$575,000
Less: Unamortized debt issuance costs	114	6,353	8,145	573	7,130	8,638
Net carrying value included in current maturities of long-term debt, net	$58,782	$—	$—	$99,927	$—	$—
Net carrying value included in long-term debt, net	$—	$568,647	$566,855	$—	$567,870	$566,362

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$167	$1,258	$2,875	$1,132	$1,258	$2,875
Amortization of debt issuance costs	149	391	248	920	387	243
Total interest expense recognized	$316	$1,649	$3,123	$2,052	$1,645	$3,118

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$353	$2,516	$5,750	$2,264	$2,516	$5,750
Amortization of debt issuance costs	299	777	493	1,827	788	500
Total interest expense recognized	$652	$3,293	$6,243	$4,091	$3,304	$6,250
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
During the six months ended June 30, 2022, in connection with the 2022 Exchangeable Notes presented for exchange, we exercised 0.9 million underlying shares of the related 2022 Exchangeable Notes Hedges, which were valued based on the volume weighted average price of Match Group common stock over a 40-day measurement period. During the six months ended June 30, 2022, the Company received $52.6 million in cash related to these hedge settlements.
During the quarter ended June 30, 2022, we paid $7.5 million to settle 0.4 million underlying shares of the 2022 Exchangeable Notes Warrants.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at June 30, 2022:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Hedge	1.0	$43.99
2026 Exchangeable Notes Hedge	6.6	$87.52
2030 Exchangeable Notes Hedge	6.8	$84.22

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Warrants	1.9	$68.22
2026 Exchangeable Notes Warrants	6.6	$134.76
2030 Exchangeable Notes Warrants	6.8	$134.82
______________________
(a)Subject to adjustment upon the occurrence of specified events.
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three and six months ended June 30, 2022 and 2021, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Balance at April 1	$(269,217)	$(102,030)
Other comprehensive loss	(138,620)	(2,059)
Balance at June 30	$(407,837)	$(104,089)

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Balance at January 1	$(223,754)	$(81,454)
Other comprehensive loss	(184,083)	(22,635)
Balance at June 30	$(407,837)	$(104,089)
At both June 30, 2022 and 2021, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net (loss) earnings from continuing operations	$(32,365)	$(32,365)	$140,020	$140,020
Net loss attributable to noncontrolling interests	507	507	366	366
Impact from subsidiaries’ dilutive securities of continuing operations	—	—	—	(388)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	—	—	4,075
Net (loss) earnings from continuing operations attributable to Match Group, Inc. shareholders	$(31,858)	$(31,858)	$140,386	$144,073

Earnings from discontinued operations, net of tax	$—	$—	$509	$509
Net earnings from discontinued operations attributable to shareholders	—	—	509	509
Net (loss) earnings attributable to Match Group, Inc. shareholders	$(31,858)	$(31,858)	$140,895	$144,582

Denominator
Weighted average basic shares outstanding	285,126	285,126	271,254	271,254
Dilutive securities(b)(c)	—	—	—	14,671
Dilutive shares from Exchangeable Notes, if-converted(a)	—	—	—	25,162
Denominator for (loss) earnings per share—weighted average shares(b)(c)	285,126	285,126	271,254	311,087

(Loss) earnings per share:
(Loss) earnings per share from continuing operations	$(0.11)	$(0.11)	$0.52	$0.46
Earnings per share from discontinued operations, net of tax	$—	$—	$0.00	$0.00
(Loss) earnings per share attributable to Match Group, Inc. shareholders	$(0.11)	$(0.11)	$0.52	$0.46

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$148,242	$148,242	$313,868	$313,868
Net loss attributable to noncontrolling interests	433	433	768	768
Impact from subsidiaries’ dilutive securities of continuing operations	—	(153)	—	(428)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	2,218	—	8,150
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$148,675	$150,740	$314,636	$322,358

Earnings from discontinued operations, net of tax	$—	$—	$509	$509
Net earnings from discontinued operations attributable to shareholders	—	—	509	509
Net earnings attributable to Match Group, Inc. shareholders	$148,675	$150,740	$315,145	$322,867

Denominator
Weighted average basic shares outstanding	284,794	284,794	269,959	269,959
Dilutive securities(b)(c)	—	5,949	—	15,735
Dilutive shares from Exchangeable Notes, if-converted(a)	—	7,955	—	25,162
Denominator for earnings per share—weighted average shares(b)(c)	284,794	298,698	269,959	310,856

Earnings per share:
Earnings per share from continuing operations	$0.52	$0.50	$1.17	$1.04
Earnings per share from discontinued operations, net of tax	$—	$—	$0.00	$0.00
Earnings per share attributable to Match Group, Inc. shareholders	$0.52	$0.50	$1.17	$1.04
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the three months ended June 30, 2022, the 2022, 2026, and 2030 Exchangeable Notes were not more dilutive under the if-converted method and therefore the weighted average 0.9 million, 6.6 million, and 6.8 million shares, respectively, related to the 2022, 2026, and 2030 Exchangeable Notes are excluded from dilutive securities. For the six months ended June 30, 2022, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022 and 2026 Exchangeable Notes and dilutive shares were included for the same set of notes at the Match Group exchange rates. For the six months ended June 30, 2022, the 2030 Exchangeable Notes were not more dilutive under the if-converted method and therefore the weighted average 6.8 million shares related to the 2030 Exchangeable Notes are excluded from dilutive securities. For the three and six months ended June 30, 2021, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Notes and dilutive shares were included for the same set of notes.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
denominated equity and vesting of restricted stock units. For the three and six months ended June 30, 2022, 8.0 million and 2.6 million potentially dilutive securities, respectively, and for both the three and six months ended June 30, 2021, 0.7 million potentially dilutive securities, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restriced stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2022, 1.5 million shares underlying market-based awards and PSUs, and for both the three and six months ended June 30, 2021, 1.0 million shares, underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$463,686	$815,384	$236,460	$739,164
Restricted cash included in other current assets	118	128	134	138
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$463,804	$815,512	$236,594	$739,302
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
Tinder Optionholder Litigation Against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), a former subsidiary of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Court, New York County). The complaint alleged that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and sought compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On June 13, 2019, the court issued a decision and order granting defendants’ motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichments, as well as the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and otherwise denying defendants’ motion to dismiss. On July 13, 2020, the four former plaintiffs filed arbitration demands with the American Arbitration Association asserting the same valuation claims and on September 3, 2020, the four arbitrations were consolidated. Trial commenced on November 8, 2021. In accordance with the parties’ agreement in December 2021, in June 2022 we paid $441 million to settle all claims in trial and in arbitration.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the FTC filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 9, 2020, the court granted the Company’s motion to stay the case until the United States Supreme Court issued a decision in the consolidated appeal of Federal Trade Commission v. Credit Bureau Center, LLC and AMG Capital Management, LLC v. FTC. On April 22, 2021, the Supreme Court issued its decision, ruling that the FTC cannot seek equitable monetary relief under Section 13(b) of the FTC Act. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. The court otherwise denied our motion to dismiss. On July 19, 2022, the FTC filed its first amended complaint adding Match Group, LLC as a defendant. We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
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
In addition to the agreements entered into at the time of the Separation, Match Group leases office space to IAC in a building owned by the Company in Los Angeles. For the three and six months ended June 30, 2022, the Company received less than $0.1 million from IAC pursuant to the Los Angeles lease.
Match Group has a receivable balance of $0.2 million due from IAC at June 30, 2022.
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
Under the tax matters agreement, as of June 30, 2022, Match Group is obligated to remit to IAC $1.3 million of expected state tax refunds relating to tax years prior to the Separation. This obligation is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. Additionally, IAC is obligated to indemnify Match Group for IAC’s share of tax liabilities related to various periods prior to the Separation. At June 30, 2022, a receivable of $1.8 million is included in “Other current assets” in the accompanying consolidated balance sheet representing an estimate of the amount that Match Group expects to be indemnified for under this arrangement. At June 30, 2022, Match Group has an indemnification asset of $0.6 million included in “Other non-current assets” in the accompanying consolidated balance sheet for uncertain tax positions that related to Former IAC prior to the Separation.
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
For the three and six months ended June 30, 2022, the Company received $20.0 million and $20.5 million, respectively, from IAC for services provided to IAC under the transition services agreement.
Employee Matters Agreement
Pursuant to the amended and restated employee matters agreement, Match Group will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees upon exercise or vesting.
For the three and six months ended June 30, 2022, the Company paid IAC less than $0.1 million for the cost of IAC equity awards held by the Company’s employees upon vesting. At June 30, 2022, the Company has accrued $0.6 million as the estimated cost due to IAC for IAC equity awards held by Match Group employees.

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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of both June 30, 2022 and December 31, 2021, there was $0.4 million outstanding in letters of credit and $749.6 million of availability under the Credit Facility.

•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2021, the Term Loan bore interest at LIBOR plus 1.75% and the then applicable rate was 1.91%. As of June 30, 2022, the applicable rate was 3.19% and $425 million was outstanding.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of June 30, 2022, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of June 30, 2022, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of June 30, 2022, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of June 30, 2022, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s $500 million aggregate principal amount of 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, commencing on April 1, 2022, which were issued on October 4, 2021. As of June 30, 2022, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due October 1, 2022 issued by Match Group FinanceCo, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. As of June 30, 2022, $58.9 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of June 30, 2022, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of June 30, 2022, $575 million aggregate principal amount was outstanding.
Non-GAAP financial measure:
•Adjusted Operating Income - is a Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for the definition of Adjusted Operating Income and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating (loss) income and Adjusted Operating Income.
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

Results of Operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021

	(In thousands, except RPP)
Direct Revenue:
Americas	$408,730	$34,342	9%	$374,388	$808,708	$90,058	13%	$718,650
Europe	208,471	11,929	6%	196,542	423,799	38,198	10%	385,601
APAC and Other	162,952	39,560	32%	123,392	331,479	86,227	35%	245,252
Total Direct Revenue	780,153	85,831	12%	694,322	1,563,986	214,483	16%	1,349,503
Indirect Revenue	14,360	922	7%	13,438	29,158	3,289	13%	25,869
Total Revenue	$794,513	$86,753	12%	$707,760	$1,593,144	$217,772	16%	$1,375,372

Percentage of Total Revenue:
Direct Revenue:
Americas	51%			53%	51%			52%
Europe	26%			28%	26%			28%
APAC and Other	21%			17%	21%			18%
Total Direct Revenue	98%			98%	98%			98%
Indirect Revenue	2%			2%	2%			2%
Total Revenue	100%			100%	100%			100%

Payers:
Americas	8,225	324	4%	7,901	8,192	444	6%	7,748
Europe	4,564	232	5%	4,332	4,648	354	8%	4,294
APAC and Other	3,606	870	32%	2,736	3,524	872	33%	2,652
Total	16,395	1,426	10%	14,969	16,364	1,670	11%	14,694

RPP:
Americas	$16.56	$0.77	5%	$15.79	$16.45	$0.99	6%	$15.46
Europe	$15.23	$0.11	1%	$15.12	$15.20	$0.23	2%	$14.97
APAC and Other	$15.06	$0.03	—%	$15.03	$15.68	$0.26	2%	$15.42
Total	$15.86	$0.40	3%	$15.46	$15.93	$0.62	4%	$15.31
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Americas Direct Revenue grew $34.3 million, or 9%, in 2022 versus 2021, driven by 5% growth in RPP and 4% growth in Payers. RPP growth was driven by both higher average prices paid for subscriptions and increased average à la carte purchases per Payer at Tinder and Hinge. Growth in Payers was primarily driven by Tinder with contributions from Hinge and the Swipe Apps (BLK, Chispa, and Upward), partially offset by decreases at PlentyOfFish, Match, Match Affinity, and OkCupid.
Europe Direct Revenue grew $11.9 million, or 6%, in 2022 versus 2021, driven by 5% growth in Payers and 1% growth in RPP. Growth in Payers was primarily due to Tinder and the acquisition of Hyperconnect in the second quarter of 2021, partially offset by decreases at Meetic. RPP growth was driven by the acquisition of Hyperconnect, which has a higher RPP relative to our other brands, and Tinder, partially offset by unfavorable impacts from the strength of the U.S. dollar compared to the Euro and British Pound between the two periods.

APAC and Other Direct Revenue grew $39.6 million, or 32%, in 2022 versus 2021, driven by 32% growth in Payers. Payer growth was primarily driven by Tinder and the acquisition of Hyperconnect. RPP was positively impacted by the acquisition of Hyperconnect, offset by the strength of the U.S. dollar compared to the Japanese Yen and Turkish Lira.
Indirect Revenue increased primarily due to receiving a higher rate per impression.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
All revenue categories increased primarily due to the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Cost of revenue	$240,840	$47,741	25%	$193,099
Percentage of revenue	30%			27%
Cost of revenue increased due to the acquisition of Hyperconnect. Excluding the increase from the Hyperconnect acquisition, cost of revenue increased 14% primarily due to an increase in in-app purchase fees of $15.6 million, which included a $5.0 million escrow amount related to litigation regarding the fees paid to the Google Play store, as revenue continues to be increasingly sourced through mobile app stores; and an increase in hosting fees of $7.7 million.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Cost of revenue	$477,076	$104,522	28%	$372,554
Percentage of revenue	30%			27%
Cost of revenue increased primarily due to the factors described above in the three-month discussion.
Selling and marketing expense
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Selling and marketing expense	$125,679	$(3,239)	(3)%	$128,918
Percentage of revenue	16%			18%
Selling and marketing expense, excluding the increase from Hyperconnect due to the acquisition in the second quarter of 2021, decreased $12.7 million primarily due to reductions in marketing spend at multiple brands.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Selling and marketing expense	$277,567	$3,661	1%	$273,906
Percentage of revenue	17%			20%
Selling and marketing expense increased primarily due to the acquisition of Hyperconnect. Excluding Hyperconnect, selling and marketing expense decreased $20.6 million due to lower marketing spend at multiple brands.
General and administrative expense
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
General and administrative expense	$110,638	$(2,755)	(2)%	$113,393
Percentage of revenue	14%			16%
Excluding Hyperconnect and related acquisition expenses incurred in 2021, general and administrative expense increased 3% primarily due to an increase in compensation expense of $10.7 million primarily related to 1) an increase in stock-based compensation related to modifications of certain stock-based awards and new awards granted in the current year, and 2) an increase in headcount. Additionally, general and administrative expense increased due to an increase in travel expenses of $2.3 million as our return to office activities continue to progress; partially offset by a decrease in legal and other professional fees. General and administrative expense related to Hyperconnect decreased primarily due to a decrease in stock-based compensation related to grants in 2021 associated with the Hyperconnect acquisition and a decrease in professional fees related to the acquisition of Hyperconnect that were incurred in 2021.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
General and administrative expense	$211,343	$10,285	5%	$201,058
Percentage of revenue	13%			15%
Excluding Hyperconnect and related acquisition expenses incurred in 2021, general and administrative expense increased primarily due to the factors described above in the three-month discussion.

Product development expense
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Product development expense	$86,410	$34,277	66%	$52,133
Percentage of revenue	11%			7%
Product development expense increased in part due to the acquisition of Hyperconnect. Excluding Hyperconnect, product development expense increased 51% primarily due to an increase in compensation expense of $25.2 million related to increased headcount at Tinder and Hinge, and an increase in stock-based compensation associated with new awards granted in the current year.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Product development expense	$165,204	$57,495	53%	$107,709
Percentage of revenue	10%			8%
Product development expense increased primarily due to the factors described above in the three-month discussion.
Depreciation
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Depreciation	$11,488	$1,427	14%	$10,061
Percentage of revenue	1%			1%
Depreciation increased primarily due to an increase in internally developed software placed in service and building improvements.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Depreciation	$21,985	$1,467	7%	$20,518
Percentage of revenue	1%			1%
Depreciation increased primarily due to an increase in building and leasehold improvements.

Impairment and amortization of intangibles
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Impairment and amortization of intangibles	$229,539	$229,297	NM	$242
Percentage of revenue	29%			—%
________________________
NM = not meaningful
Impairment and amortization increased primarily due to an impairment of $217.4 million recognized in 2022 related to Hyperconnect intangible assets that stemmed from a decline in projections related to a lower outlook for the business, including foreign currency impacts in certain of Hyperconnect’s key markets, as well as the use of increased discount rates.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Impairment and amortization of intangibles	$242,232	$241,777	NM	$455
Percentage of revenue	15%			—%
Impairment and amortization of intangibles increased primarily due to the factor described above in the three-month discussion.
Operating (loss) income and Adjusted Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021

	(Dollars in thousands)
Operating (loss) income	$(10,081)	$(219,995)	NM	$209,914	$197,737	$(201,435)	(50)%	$399,172
Percentage of revenue	(1)%			30%	12%			29%

Adjusted Operating Income	$285,713	$23,100	9%	$262,613	$559,016	$66,359	13%	$492,657
Percentage of revenue	36%			37%	35%			36%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
The operating loss of $10.1 million was driven by the impairment of Hyperconnect intangibles; the increase in cost of revenue due to higher in-app fees, including a $5.0 million escrow accrual in 2022; and an increase in product development expense primarily due to increases in compensation expense. Adjusted Operating Income increased 9% or $23.1 million primarily driven by the increase in revenue of $86.8 million which was driven by growth at Tinder and Hinge and the acquisition of Hyperconnect, and lower selling marketing expense as a percentage of revenue. These increases were partially offset by an increase in cost of revenue due to higher in-app fees and an increase in product development expense primarily due to increases in compensation expense.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Operating income decreased 50% or $201.4 million and Adjusted Operating Income increased 13% or $66.4 million primarily due to the factors described above in the three-month discussion.
At June 30, 2022, there was $427.3 million of unrecognized compensation cost, net of estimated forfeitures, related to equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.
Interest expense
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Interest expense	$35,623	$3,404	11%	$32,219
Interest expense increased primarily due to the issuance of the 3.625% Senior Notes on October 4, 2021 and a higher LIBOR rate on the Term Loan in the current period; partially offset by decreases from the settlement of a portion of the 2022 Exchangeable Notes.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Interest expense	$70,519	$6,462	10%	$64,057
Interest expense increased primarily due to the factors described above in the three-month discussion.
Other income (expense), net
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Other income (expense), net	$5,291	$5,646	NM	$(355)
Other income, net in 2022 includes gains of $3.5 million related to finalization of a legal settlement, income of $1.0 million related to a mark-to-market adjustments pertaining to liability classified equity instruments, and interest income of $1.0 million.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Other income (expense), net	$6,109	$7,783	NM	$(1,674)
Other income, net in 2022 includes gains of $3.5 million related to finalization of a legal settlement, income of $1.8 million related to a mark-to-market adjustments pertaining to liability classified equity instruments, and interest income of $1.2 million.
Other expense, net in 2021 includes foreign currency losses of $1.1 million.

Income tax (benefit) provision
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Income tax (benefit) provision	$(8,048)	$(45,368)	NM	$37,320
Effective income tax rate	NM			21%
The income tax benefit in 2022 and the income tax provision in 2021 both approximate the federal statutory rate.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended June 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Income tax (benefit) provision	$(14,915)	$(34,488)	NM	$19,573
Effective income tax rate	NM			6%
The income tax benefit in 2022 and income tax provision in 2021 benefited from excess tax benefits generated by the exercise or vesting of stock-based awards.
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
Adjusted Operating Income
Adjusted Operating Income is defined as operating (loss) income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, as applicable. We believe this measure is useful to analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted Operating Income measure because they are non-cash in nature. Adjusted Operating Income has certain limitations because it excludes the impact of certain expenses.
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

The following table reconciles net (loss) earnings attributable to Match Group, Inc. shareholders to operating (loss) income and Adjusted Operating Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Net (loss) earnings attributable to Match Group, Inc. shareholders	$(31,858)	$140,895	$148,675	$315,145
Add back:
Net loss attributable to noncontrolling interests	(507)	(366)	(433)	(768)
Earnings from discontinued operations, net of tax	—	(509)	—	(509)
Income tax (benefit) provision	(8,048)	37,320	(14,915)	19,573
Other (income) expense, net	(5,291)	355	(6,109)	1,674
Interest expense	35,623	32,219	70,519	64,057
Operating (Loss) Income	(10,081)	209,914	197,737	399,172
Stock-based compensation expense	54,767	42,396	97,062	72,512
Depreciation	11,488	10,061	21,985	20,518
Impairment and amortization of intangibles	229,539	242	242,232	455
Adjusted Operating Income	$285,713	$262,613	$559,016	$492,657
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021

	(Dollars in thousands)
Revenue, as reported	$794,513	$86,753	12%	$707,760	$1,593,144	$217,772	16%	$1,375,372
Foreign exchange effects	47,802				73,973
Revenue excluding foreign exchange effects	$842,315	$134,555	19%	$707,760	$1,667,117	$291,745	21%	$1,375,372

Americas Direct Revenue, as reported	$408,730	$34,342	9%	$374,388	$808,708	$90,058	13%	$718,650
Foreign exchange effects	1,255				1,622
Americas Direct Revenue, excluding foreign exchange effects	$409,985	$35,597	10%	$374,388	$810,330	$91,680	13%	$718,650

Europe Direct Revenue, as reported	$208,471	$11,929	6%	$196,542	$423,799	$38,198	10%	$385,601
Foreign exchange effects	25,266				39,066
Europe Direct Revenue, excluding foreign exchange effects	$233,737	$37,195	19%	$196,542	$462,865	$77,264	20%	$385,601

APAC and Other Direct Revenue, as reported	$162,952	$39,560	32%	$123,392	$331,479	$86,227	35%	$245,252
Foreign exchange effects	20,686				32,439
APAC and Other Direct Revenue, excluding foreign exchange effects	$183,638	$60,246	49%	$123,392	$363,918	$118,666	48%	$245,252

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021

RPP, as reported	$15.86	$0.40	3%	$15.46	$15.93	$0.62	4%	$15.31
Foreign exchange effects	0.96				0.74
RPP, excluding foreign exchange effects	$16.82	$1.36	9%	$15.46	$16.67	$1.36	9%	$15.31

Americas RPP, as reported	$16.56	$0.77	5%	$15.79	$16.45	$0.99	6%	$15.46
Foreign exchange effects	0.05				0.04
Americas RPP, excluding foreign exchange effects	$16.61	$0.82	5%	$15.79	$16.49	$1.03	7%	$15.46

Europe RPP, as reported	$15.23	0.11	1%	$15.12	$15.20	0.23	2%	$14.97
Foreign exchange effects	1.84				0.79
Europe RPP, excluding foreign exchange effects	$17.07	$1.95	13%	$15.12	$15.99	$1.02	7%	$14.97

APAC and Other RPP, as reported	$15.06	$0.03	—%	$15.03	$15.68	$0.26	2%	$15.42
Foreign exchange effects	1.92				1.53
APAC and Other RPP, excluding foreign exchange effects	$16.98	$1.95	13%	$15.03	$17.21	$1.79	12%	$15.42

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents:
United States	$332,736	$642,686
All other countries	130,950	172,698
Total cash and cash equivalents	463,686	815,384
Short-term investments	9,240	11,818
Total cash and cash equivalents and short-term investments	$472,926	$827,202

Long-term debt:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2022 Exchangeable Notes	58,896	100,500
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,933,896	3,975,500
Less: Current maturities of long-term debt	58,896	100,500
Less: Unamortized original issue discount	4,796	5,215
Less: Unamortized debt issuance costs	37,670	40,364
Total long-term debt, net	$3,832,534	$3,829,421
Long-term Debt
For a detailed description of long-term debt, see “Note 5—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$19,964	$350,815
Net cash used in investing activities attributable to continuing operations	(25,518)	(873,516)
Net cash (used in) provided by financing activities attributable to continuing operations	(335,368)	23,629
2022
Net cash provided by operating activities in 2022 includes adjustments to earnings of $242.2 million of impairment and amortization of intangibles, $97.1 million of stock-based compensation expense, and $22.0 million of depreciation, partially offset by deferred income taxes of $32.7 million. The decrease in cash from changes in working capital primarily consists of a decrease in accounts payable and other liabilities of $476.1 million due mainly to the settlement payment for Rad, et al. v. IAC/InterActiveCorp, et al. and related arbitrations and the timing of payments. These changes were partially offset by an increase from other assets of $30.6 million primarily due to the settlement of a derivative asset related to the 2022 Exchangeable Notes Hedges and the amortization of prepaid hosting services; and a decrease in income taxes payable of $15.1 million primarily related to the timing of payments related to international taxes.
Net cash used in investing activities in 2022 consists primarily of capital expenditures of $27.3 million that are primarily related to internal development of software and purchases of computer hardware to support our services.
Net cash used in financing activities in 2022 is primarily due to purchases of treasury stock of $191.0 million, payments of $101.1 million of withholding taxes paid on behalf of employees for net settled equity awards, payments of $94.3 million to repurchase a portion of the outstanding 2022 Exchangeable Notes, purchases of non-controlling interest for $10.6 million, and payments of $7.5 million to settle outstanding warrants associated with the 2022 Exchangeable Notes. These uses of cash were partially offset by proceeds of $52.6 million related to the settlement of certain outstanding note hedges associated with the 2022 Exchangeable Notes, and $16.4 million of proceeds from the issuance of common stock pursuant to stock-based awards.
2021
Net cash provided by operating activities attributable to continuing operations in 2021 includes adjustments to earnings of $72.5 million of stock-based compensation expense, $20.5 million of depreciation, and $7.4 million of other adjustments; partially offset by deferred income taxes of $20.7 million primarily related to the net operating loss created by the settlement of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $103.1 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2020 rather than in the first quarter of 2021, and an increase in revenue; and a decrease in accounts payable and other liabilities of $17.3 million due mainly to the timing of payments, including interest payments. These changes were partially offset by an increase from other assets of $32.6 million primarily due to the amortization of prepaid hosting services; an increase from deferred revenue of $25.7 million, due mainly to growth in subscription sales; and an increase in income taxes payable of $18.9 million primarily related to the timing of payments related to international taxes.
Net cash used in investing activities attributable to continuing operations in 2021 consists primarily of cash used to acquire Hyperconnect, net of cash acquired of $840.9 million, and capital expenditures of $32.4 million that are primarily related to internal development of software and purchased computer hardware to support our services.
Net cash provided by financing activities attributable to continuing operations in 2021 is primarily due to $37.3 million of proceeds from the issuance of common stock pursuant to stock-based awards, partially offset by payments of $11.4 million for withholding taxes paid on behalf of employees for net settled equity awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of June 30, 2022, $749.6 million was available under the Credit Facility that expires on February 13, 2025.
The Company has various obligations related to long-term debt instruments and operating leases. For additional information on long-term debt, including maturity dates and interest rates, see “Note 5—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.” For additional information on the operating lease payments, including a schedule of obligations by year, see “Note 13—Leases” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company believes it has sufficient cash flows from operations to satisfy these future obligations.
We paid $441 million from cash on hand in 2022 in connection with the settlement of Rad, et al. v. IAC/InterActiveCorp, et al. and related arbitrations.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2022 cash capital expenditures will be between $65 million and $70 million, a decrease from 2021 cash capital expenditures as several leasehold and building improvements were completed in 2021.
In connection with our agreement with Google to withdraw our temporary restraining order, we have agreed to pay $40 million into an escrow account with scheduled payments through July 2023.
We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $6.0 million for the remainder of 2022 and between $7.0 million and $12.5 million per year from 2023 through 2026.
At June 30, 2022, we do not have any off-balance sheet arrangements, other than as described above.
On May 2, 2022, our Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) to repurchase up to 12.5 million shares of our common stock. Under the Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The Share Repurchase Program may be commenced, suspended or discontinued at any time. During the six months ended June 30, 2022, we repurchased 2.9 million shares for $215.5 million, on a trade date basis. Additionally, from July 1, 2022 to July 5, 2022, we purchased 0.2 million shares for $16.5 million. As of August 1, 2022, a total of 9.3 million shares remain available for repurchase under the repurchase program.
As of June 30, 2022, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the six months ended June 30, 2022, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2022, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
On June 27, 2022, the trial court issued an order staying the class claims in Candelore pending the Ninth Circuit’s decision on the Kim appeal. We believe that the allegations in the Candelore lawsuit are without merit and will continue to defend vigorously against it.
Tinder Optionholder Litigation Against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), a former subsidiary of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleged that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and sought compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On June 13, 2019, the court issued a decision and order granting defendants’ motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichments, as well as the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and otherwise denying defendants’ motion to dismiss. On July 13, 2020, the four former plaintiffs filed arbitration demands with the American Arbitration Association asserting the same valuation claims and on September 3, 2020, the four arbitrations were consolidated. On August 24, 2021, the arbitrator granted our summary judgment with respect to the merger claims. On June 9, 2021, the plaintiffs in Rad filed a Note of Issue and Certificate of Readiness for Trial in which they amended the amount of damages they were claiming to “[m]ore than $5.6 billion”. On October 1, 2021, the court granted defendants’ motion for summary judgment on plaintiffs’ tort claims and breach of contract claims regarding the merger. Trial commenced on November 8, 2021. In accordance with the parties’ agreement in December 2021, in June 2022, we paid $441 million to settle all claims in trial and in arbitration.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 9, 2020, the court granted the Company’s motion to stay the case until the United States Supreme Court issued a decision in the consolidated appeal of Federal Trade Commission v. Credit Bureau Center, LLC and AMG Capital Management, LLC v. FTC. On April 22, 2021, the Supreme Court issued its decision, ruling that the FTC cannot seek equitable monetary relief under Section 13(b) of the FTC Act. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. The court otherwise denied our motion to dismiss. On July 19, 2022, the FTC filed its first amended complaint adding Match Group, LLC as a defendant, We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
Securities Class Action Lawsuit Against Former Match Group
On October 3, 2019, a Former Match Group shareholder filed a securities class action lawsuit in federal district court in Texas against Former Match Group, its then Chief Executive Officer, and its Chief Financial Officer, on behalf of a class of acquirers of Former Match Group securities between August 6, 2019 and September 25, 2019. See Phillip R. Crutchfield v. Match Group, Inc., Amanda W. Ginsberg, and Gary Swidler, No. 3:19-cv-02356-C (Northern District of Texas). Invoking the allegations in the FTC lawsuit described above, the complaint alleges (i) that defendants failed to disclose to investors that Former Match Group induced customers to buy and upgrade subscriptions using misleading advertisements, that Former Match Group made it difficult for customers to cancel their subscriptions, and that, as a result, Former Match Group was likely to be subject to regulatory scrutiny; (ii) that Former Match Group lacked adequate disclosure controls and procedures; and (iii) that, as a result of the foregoing, defendants’ positive statements about Former Match Group’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. On March 30, 2021, the court granted defendants’ motion to dismiss with leave to amend. Plaintiff filed an amended complaint on April 23, 2021. On November 19, 2021, the court denied defendants’ motion to dismiss. On February 24, 2022, plaintiffs filed their motion for class certification, and we have filed our opposition. We believe that the allegations in this lawsuit are without merit and will defend vigorously against them.
Derivative Complaint against Former Match Group
On February 28, 2020, a Former Match Group shareholder filed a shareholder derivative complaint in federal district court in Delaware against Former Match Group and its board of directors seeking to recover unspecified monetary damages on behalf of the Company and require the Company to implement and maintain unspecified internal controls and corporate governance practices and procedures. See Michael Rubin et al. v. Match Group, Inc. et al., Case No. 1:20-cv-00299 (District of Delaware). Invoking the allegations of the FTC lawsuit and Crutchfield securities class action lawsuit described above, the complaint alleges that the defendants caused or failed to prevent the alleged issues giving rise to the FTC complaint, received or approved compensation tied to the alleged wrongful conduct and sold Former Match Group stock with inside knowledge of the purported conduct. The parties filed a proposed stipulation and order staying the case until the motion to dismiss is decided in the Crutchfield litigation. The court granted the stay on April 9, 2020. In light of the Crutchfield decision, the stay was lifted, and plaintiff filed an amended complaint on March 16, 2022. On February 25, 2021, another Match Group shareholder filed a shareholder derivative complaint in the Delaware Court of Chancery on behalf of nominal defendant Match Group, Inc. against its board of directors seeking to recover unspecified monetary damages. See Daniel Ochoa v. Match Group, Inc. et al, C.A. No. 2021-0158-MTZ (Delaware Court of Chancery). The complaint alleges federal securities laws violations and that Match Group’s directors breached their fiduciary duties by purportedly exercising inadequate oversight to prevent the alleged issues giving rise to the FTC complaint and by purportedly transacting in Match Group stock while possessing knowledge of these issues. On January 10, 2022, Ochoa filed an amended complaint. On March 2, 2022, defendants filed a motion to dismiss. On May 16, 2022, both the Rubin and Ochoa cases were stayed until the motion for class certification is decided in the Crutchfield litigation. We believe that the allegations in these lawsuits are without merit and will defend vigorously against them.
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
FTC Investigation of Certain Subsidiary Data Privacy Representations
On March 19, 2020, the FTC issued an initial Civil Investigative Demand (“CID”) to the Company requiring us to produce certain documents and information regarding the allegedly wrongful conduct of OkCupid in 2014 and our public statements in 2019 regarding such conduct and whether such conduct and statements were unfair or deceptive under the FTC Act. On May 26, 2022, the FTC filed a Petition to Enforce Match Civil Investigative Demand. See FTC v. Match Group, Inc., No. 1:22-mc-00054 (District of Columbia). We believe the FTC's investigation and petition to enforce are without merit, and will defend vigorously against it.
Google Litigation
On May 9, 2022, Match Group, LLC, Humor Rainbow, Inc., PlentyofFish Media ULC, and People Media, Inc. (collectively, the “Match Group Parties”) filed a complaint in federal district court in California against Google LLC, Google Ireland Limited, Google Commerce Limited, Google Asia Pacific Pte. Limited, and Google Payment Corp. (collectively, “Google”). See Match Group, LLC et al. v. Google LLC et al., No. 3:22-cv-02746-JD (Northern District of California). In the lawsuit, the Match Group Parties allege that Google’s dominance and anti-competitive conduct in the Android app distribution and in-app payment markets violate federal antitrust laws and California state law, particularly with respect to Google’s requirement that the Match Group Parties use Google Play Billing exclusively and end their practice of offering users payment options for in-app purchases. The Match Group Parties seek injunctive relief preventing Google from requiring their apps to use Google Play Billing, as well as monetary and other relief. The lawsuit was deemed related to the multi-district litigation ("MDL") In re Google Play Store Antitrust Litigation, 3:21-md-02981-JD (Northern District of California) and coordinated with that MDL for certain pre-trial and trial purposes.
On July 11, 2022, Google filed its Answer and Counterclaims, asserting counterclaims against the Match Group Parties for (1) breach of contract, based on the Match Group Parties' alleged breach of the Google Play Developer Distribution Agreement (“DDA”) and Payments Policy by failing to exclusively offer Google Play Billing as the payment option for in-app purchases, (2) breach of the implied covenant of good faith and fair dealing, based on the Match Group Parties’ purportedly having misled Google to believe that the Match Group Parties would comply with the DDA’s Payment policy, (3) false promise, based on the Match Group Parties’ alleged promise and failure to comply with the DDA, (4) quasi-contract/unjust enrichment, based on the Match Group Parties’ alleged inducement to Google to make modifications to its billing systems and provide distribution and other services under the understanding that such services were in furtherance of complying with the DDA, and (5) declaratory judgment. Google seeks damages, as well as a declaratory judgment including the right to remove the Match Group Parties’ apps from the Google Play Store. We believe Google’s counterclaims are without merit and will defend vigorously against them.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2022.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2022	—	$—	—	—
May 2022	802,776	$73.63	802,776	11,697,224
June 2022	2,137,765	$73.18	2,137,765	9,559,459
Total	2,940,541	$73.30	2,940,541	9,559,459
______________________
(1)Reflects repurchases made pursuant to the 12.5 million share repurchase program authorized in May 2022, which has no expiration.
(2)Represents the total number of shares of common stock that remained available for repurchase pursuant to the Company’s repurchase program. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Employment Agreement, dated as of May 3, 2022, between Match Group, Inc. and Bernard Kim.					†
10.2	Amended and Restated Employment Agreement, dated as of June 9, 2022, between Match Group, Inc. and Gary Swidler.	8-K	001-34148	10.1	6/10/2022
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2022	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Operating Officer and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Operating Officer and Chief Financial Officer	August 5, 2022
Gary Swidler