Form 10-Q
period 2022-09-30
Match Group, Inc.
filed 2022-11-04
CIK 891103

As filed with the Securities and Exchange Commission on November 4, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2022
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of October 28, 2022, there were 279,306,106 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2022	December 31, 2021

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$390,641	$815,384
Short-term investments	7,678	11,818
Accounts receivable, net of allowance of $478 and $281, respectively	174,446	188,482
Other current assets	132,782	202,568
Total current assets	705,547	1,218,252
Property and equipment, net of accumulated depreciation and amortization of $186,797 and $181,742, respectively	172,192	163,256
Goodwill	2,190,088	2,411,996
Intangible assets, net of accumulated amortization of $61,052 and $35,674, respectively	439,068	771,697
Deferred income taxes	268,875	334,937
Other non-current assets	138,779	163,150
TOTAL ASSETS	$3,914,549	$5,063,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current maturities of long-term debt, net	$44,273	$99,927
Accounts payable	14,774	37,871
Deferred revenue	256,180	262,131
Accrued expenses and other current liabilities	286,509	768,366
Total current liabilities	601,736	1,168,295
Long-term debt, net	3,834,125	3,829,421
Income taxes payable	13,383	13,842
Deferred income taxes	55,602	130,261
Other long-term liabilities	108,171	116,051

Redeemable noncontrolling interests	—	1,260

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 286,469,250 and 283,470,334 shares issued; and 279,277,239 and 283,470,334 outstanding at September 30, 2022 and December 31, 2021, respectively	286	283
Additional paid-in capital	8,216,165	8,164,216
Retained deficit	(7,867,143)	(8,144,514)
Accumulated other comprehensive loss	(566,601)	(223,754)
Treasury stock; 7,192,011 and 0 shares, respectively	(482,049)	—
Total Match Group, Inc. shareholders’ equity	(699,342)	(203,769)
Noncontrolling interests	874	7,927
Total shareholders’ equity	(698,468)	(195,842)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,914,549	$5,063,288
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Revenue	$809,546	$801,835	$2,402,690	$2,177,207
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	246,962	232,211	724,038	604,765
Selling and marketing expense	129,615	153,388	407,182	427,294
General and administrative expense	114,169	103,502	325,512	304,560
Product development expense	87,880	66,974	253,084	174,683
Depreciation	10,679	10,104	32,664	30,622
Impairment and amortization of intangibles	9,606	15,066	251,838	15,521
Total operating costs and expenses	598,911	581,245	1,994,318	1,557,445
Operating income	210,635	220,590	408,372	619,762
Interest expense	(36,814)	(31,850)	(107,333)	(95,907)
Other income (expense), net	2,326	(39,212)	8,435	(40,886)
Earnings from continuing operations, before tax	176,147	149,528	309,474	482,969
Income tax provision	(47,881)	(18,627)	(32,966)	(38,200)
Net earnings from continuing operations	128,266	130,901	276,508	444,769
Earnings from discontinued operations, net of tax	—	—	—	509
Net earnings	128,266	130,901	276,508	445,278
Net loss attributable to noncontrolling interests	430	309	863	1,077
Net earnings attributable to Match Group, Inc. shareholders	$128,696	$131,210	$277,371	$446,355

Net earnings per share from continuing operations:
Basic	$0.46	$0.47	$0.98	$1.64
Diluted	$0.44	$0.43	$0.94	$1.46
Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.46	$0.47	$0.98	$1.64
Diluted	$0.44	$0.43	$0.94	$1.46

Stock-based compensation expense by function:
Cost of revenue	$1,440	$1,960	$4,547	$3,961
Selling and marketing expense	2,011	1,760	5,830	6,112
General and administrative expense	26,154	19,709	80,085	65,769
Product development expense	23,657	16,140	59,862	36,239
Total stock-based compensation expense	$53,262	$39,569	$150,324	$112,081
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Net earnings	$128,266	$130,901	$276,508	$445,278
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(158,806)	(99,321)	(343,855)	(122,066)
Total other comprehensive loss	(158,806)	(99,321)	(343,855)	(122,066)
Comprehensive (loss) income	(30,540)	31,580	(67,347)	323,212
Components of comprehensive loss attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	430	309	863	1,077
Change in foreign currency translation adjustment attributable to noncontrolling interests	42	13	1,008	123
Comprehensive loss attributable to noncontrolling interests	472	322	1,871	1,200
Comprehensive (loss) income attributable to Match Group, Inc. shareholders	$(30,068)	$31,902	$(65,476)	$324,412
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended September 30, 2022

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of June 30, 2022	$—	$286	286,102	$8,165,983	$(7,995,839)	$(407,837)	$(215,538)	$(452,945)	$844	$(452,101)
Net (loss) earnings for the three months ended September 30, 2022	(502)	—	—	—	128,696	—	—	128,696	72	128,768
Other comprehensive loss, net of tax	—	—	—	—	—	(158,764)	—	(158,764)	(42)	(158,806)
Stock-based compensation expense	—	—	—	55,962	—	—	—	55,962	—	55,962
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	367	(5,262)	—	—	—	(5,262)	—	(5,262)
Adjustment of redeemable noncontrolling interests to fair value	502	—	—	(503)	—	—	—	(503)	—	(503)
Purchase of treasury stock	—	—	—	—	—	—	(266,511)	(266,511)	—	(266,511)
Other	—	—	—	(15)	—	—	—	(15)	—	(15)
Balance as of September 30, 2022	$—	$286	286,469	$8,216,165	$(7,867,143)	$(566,601)	$(482,049)	$(699,342)	$874	$(698,468)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2022

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2021	$1,260	$283	283,470	$8,164,216	$(8,144,514)	$(223,754)	$—	$(203,769)	$7,927	$(195,842)
Net (loss) earnings for the nine months ended September 30, 2022	(1,452)	—	—	—	277,371	—	—	277,371	589	277,960
Other comprehensive loss, net of tax	—	—	—	—	—	(342,847)	—	(342,847)	(1,008)	(343,855)
Stock-based compensation expense	—	—	—	159,082	—	—	—	159,082	—	159,082
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,999	(89,772)	—	—	—	(89,769)	—	(89,769)
Adjustment of redeemable noncontrolling interests to fair value	192	—	—	(192)	—	—	—	(192)	—	(192)
Purchase of noncontrolling interest	—			6,672	—	—	—	6,672	(23,693)	(17,021)
Purchase of treasury stock	—	—	—	—	—	—	(482,049)	(482,049)	—	(482,049)
Adjustment of noncontrolling interests to fair value	—	—	—	(16,215)	—	—	—	(16,215)	16,215	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	(844)	—	—	—	(844)	844	—
Settlement of notes warrants	—	—	—	(7,116)	—	—		(7,116)	—	(7,116)
Other	—	—	—	334	—	—	—	334	—	334
Balance as of September 30, 2022	$—	$286	286,469	$8,216,165	$(7,867,143)	$(566,601)	$(482,049)	$(699,342)	$874	$(698,468)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$276,508	$445,278
Add back: earnings from discontinued operations, net of tax	—	(509)
Net earnings from continuing operations	$276,508	$444,769
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	150,324	112,081
Depreciation	32,664	30,622
Impairment and amortization of intangibles	251,838	15,521
Deferred income taxes	6,517	(21,749)
Other adjustments, net	1,362	49,761
Changes in assets and liabilities
Accounts receivable	6,985	(26,618)
Other assets	53,757	17,729
Accounts payable and other liabilities	(467,343)	(4,059)
Income taxes payable and receivable	(11,721)	18,443
Deferred revenue	(440)	30,425
Net cash provided by operating activities attributable to continuing operations	300,451	666,925
Cash flows from investing activities attributable to continuing operations:
Cash used in business combinations, net of cash acquired	(25,681)	(863,258)
Capital expenditures	(38,373)	(52,811)
Other, net	2,615	26
Net cash used in investing activities attributable to continuing operations	(61,439)	(916,043)
Cash flows from financing activities attributable to continuing operations:
Payments to settle exchangeable notes	(117,755)	—
Proceeds from the settlement of exchangeable note hedges	61,459	—
Payments to settle warrants related to exchangeable notes	(7,482)	—
Debt issuance costs	—	(851)
Proceeds from issuance of common stock pursuant to stock-based awards	16,788	45,587
Withholding taxes paid on behalf of employees on net settled stock-based awards	(106,688)	(15,726)
Purchase of treasury stock	(482,049)	—
Purchase of noncontrolling interests	(10,554)	(1,473)
Other, net	10	150
Net cash (used in) provided by financing activities attributable to continuing operations	(646,271)	27,687
Total cash used in continuing operations	(407,259)	(221,431)
Net cash used in operating activities attributable to discontinued operations	—	—
Net cash used in investing activities attributable to discontinued operations	—	—
Net cash used in financing activities attributable to discontinued operations	—	—
Total cash used in discontinued operations	—	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(17,501)	(6,429)
Net decrease in cash, cash equivalents, and restricted cash	(424,760)	(227,860)
Cash, cash equivalents, and restricted cash at beginning of period	815,512	739,302
Cash, cash equivalents, and restricted cash at end of period	$390,752	$511,442
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2021 was $262.1 million. During the nine months ended September 30, 2022, the Company recognized $256.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021. The current deferred revenue balance at September 30, 2022 is $256.2 million. At September 30, 2022 and December 31, 2021, there was no non-current portion of deferred revenue.
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
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Direct Revenue:
Americas	$413,805	$393,613	$1,222,513	$1,112,263
Europe	214,771	217,680	638,570	603,281
APAC and Other	166,568	174,432	498,047	419,684
Total Direct Revenue	795,144	785,725	2,359,130	2,135,228
Indirect Revenue (principally advertising revenue)	14,402	16,110	43,560	41,979
Total Revenue	$809,546	$801,835	$2,402,690	$2,177,207
Recent Accounting Pronouncements
Accounting pronouncements adopted by the Company
In October 2021, the FASB issued ASU No. 2021-08, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Standards Codification Topic 606, Revenue from Contracts with Customers. The update will generally result in an entity recognizing contract assets and contract liabilities as if the acquirer had originated the contracts, which, for the most part, results in no change to the value of deferred revenue when measured in purchase accounting. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new standard in the third quarter of 2022 effective January 1, 2022 and applied its provisions to our acquisitions in 2022. The adoption of the new standard did not have a material impact on our operating results, financial position, or cash flows.
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
For the three months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $47.9 million and $18.6 million, respectively. The increase in our 2022 effective tax rate from 2021 was primarily due to lower excess tax benefits generated by the exercise and vesting of stock-based awards. For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $33.0 million and $38.2 million, respectively. The effective tax rates in both nine-month periods benefited from excess tax benefits generated by the exercise and vesting of stock-based awards.
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
At September 30, 2022 and December 31, 2021, unrecognized tax benefits, including interest and penalties, were $55.2 million and $51.8 million, respectively. If unrecognized tax benefits at September 30, 2022 are subsequently recognized, income tax expense would be reduced by $49.8 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2021 was $46.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $12.2 million by September 30, 2023 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended September 30, 2022 and 2021 were not material. At September 30, 2022 and December 31, 2021, noncurrent income taxes payable includes accrued interest and penalties of $1.2 million and $1.5 million, respectively.
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
Earnings from discontinued operations for the nine months ended September 30, 2021 consist of an income tax benefit of $0.5 million.
NOTE 4—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both September 30, 2022 and December 31, 2021, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through September 30, 2022 were $2.1 million. For both the nine months ended September 30, 2022 and 2021, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of September 30, 2022 and December 31, 2021, the Company has elected the measurement alternative. For the three and nine months ended September 30, 2022 and 2021, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2022
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$2,216	$—	$2,216
Time deposits	—	588	588
Short-term investments:
Time deposits	—	7,678	7,678
Total	$2,216	$8,266	$10,482

	December 31, 2021
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$260,582	$—	$260,582
Time deposits	—	36,831	36,831
Short-term investments:
Time Deposits	—	11,818	11,818
Total	$260,582	$48,649	$309,231
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

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Current maturities of long-term debt (a) (b) (c)	$—	$—	$(84,333)	$(254,472)
Long-term debt, net (b) (c)	$(3,834,125)	$(3,434,522)	$(3,829,421)	$(4,772,140)
______________________
(a)At September 30, 2022 and December 31, 2021, the carrying value excludes $44.3 million and $15.6 million, respectively, of aggregate principal amount of the exchanged 2022 Exchangeable Notes (described in “Note 5—Long-term Debt, net”) as those amounts are carried at fair value.
(b)At September 30, 2022, the carrying value of current maturities of long-term debt, net include no unamortized debt issuance costs. At December 31, 2021, the carrying value of current maturities of long-term debt, net includes unamortized debt issuance costs of $0.6 million. At September 30, 2022 and December 31, 2021, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $40.9 million and $45.6 million, respectively.
(c)At September 30, 2022, the fair value of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes (described in “Note 5—Long-term Debt, net”) is $58.5 million, $512.8 million, and $512.5 million, respectively. At December 31, 2021, the fair value of the 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes is $302.2 million, $932.6 million, and $1,017.7 million, respectively.
At September 30, 2022 and December 31, 2021, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5—LONG-TERM DEBT, NET
Long-term debt consists of:

	September 30, 2022	December 31, 2021

	(In thousands)
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1 commencing on April 1, 2022	500,000	500,000
0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”); interest payable each April 1 and October 1	44,273	100,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,919,273	3,975,500
Less: Current maturities of long-term debt	44,273	100,500
Less: Unamortized original issue discount	4,582	5,215
Less: Unamortized debt issuance costs	36,293	40,364
Total long-term debt, net	$3,834,125	$3,829,421
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
The Credit Facility has a borrowing capacity of $750 million and matures on February 13, 2025. At both September 30, 2022 and December 31, 2021, there were no outstanding borrowings, $0.4 million in outstanding letters of credit, and $749.6 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of September 30, 2022. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both September 30, 2022 and December 31, 2021, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at LIBOR plus 1.75%, which was 4.69% and 1.91% at September 30, 2022 and December 31, 2021, respectively. The Term Loan matures on February 13, 2027. Interest payments are due

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.
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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at September 30, 2022. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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
The 2022 Exchangeable Notes outstanding immediately prior to maturity on October 1, 2022, totaling $44.3 million aggregate principle amount, were presented by holders for exchange on or before September 30, 2022 with settlement to occur entirely in cash in early October 2022, in accordance with their terms.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Additionally, during the nine months ended September 30, 2022, $56.2 million aggregate principal amount of the 2022 Exchangeable Notes were settled related to notes presented for exchange in the current period or prior periods, including $40.6 million presented for exchange during the nine months ended September 30, 2022. No other Exchangeable Notes were presented for exchange during the nine months ended September 30, 2022. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of September 30, 2022.
The following table presents the if-converted value that exceeded the principal of each Exchangeable Note outstanding as of September 30, 2022 and December 31, 2021 based on the Company’s stock price on September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022	December 31, 2021

	(In millions)
2022 Exchangeable Notes	$3.8	$170.4
2026 Exchangeable Notes	$—	$293.9
2030 Exchangeable Notes	$—	$327.9
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
The following table sets forth the components of the outstanding Exchangeable Notes as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$44,273	$575,000	$575,000	$100,500	$575,000	$575,000
Less: Unamortized debt issuance costs	—	5,958	7,895	573	7,130	8,638
Net carrying value included in current maturities of long-term debt, net	$44,273	$—	$—	$99,927	$—	$—
Net carrying value included in long-term debt, net	$—	$569,042	$567,105	$—	$567,870	$566,362

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$13	$1,257	$2,875	$1,132	$1,257	$2,875
Amortization of debt issuance costs	102	395	250	930	390	244
Total interest expense recognized	$115	$1,652	$3,125	$2,062	$1,647	$3,119

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$366	$3,773	$8,625	$3,396	$3,773	$8,625
Amortization of debt issuance costs	401	1,172	743	2,757	1,178	744
Total interest expense recognized	$767	$4,945	$9,368	$6,153	$4,951	$9,369
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
During the nine months ended September 30, 2022, in connection with the 2022 Exchangeable Notes presented for exchange during the current period, we exercised 0.9 million underlying shares of the related 2022 Exchangeable Notes Hedges, which were valued based on the volume weighted average price of Match Group common stock over a 40-day measurement period. During the nine months ended September 30, 2022, the Company received $61.5 million in cash for settlement of the Notes Hedges exercised in the current period or prior periods.
During the nine months ended September 30, 2022, we paid $7.5 million to settle 0.4 million underlying shares of the 2022 Exchangeable Notes Warrants.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at September 30, 2022:

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
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three and nine months ended September 30, 2022 and 2021, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended September 30,
	2022	2021
	(In thousands)
Balance at July 1	$(407,837)	$(104,089)
Other comprehensive loss	(158,764)	(99,308)
Balance at September 30	$(566,601)	$(203,397)

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Balance at January 1	$(223,754)	$(81,454)
Other comprehensive loss	(342,847)	(121,943)
Balance at September 30	$(566,601)	$(203,397)
At both September 30, 2022 and 2021, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$128,266	$128,266	$130,901	$130,901
Net loss attributable to noncontrolling interests	430	430	309	309
Impact from subsidiaries’ dilutive securities of continuing operations	—	(42)	—	(51)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	3,206	—	4,075
Net earnings attributable to Match Group, Inc. shareholders	$128,696	$131,860	$131,210	$135,234

Denominator
Weighted average basic shares outstanding	281,314	281,314	276,955	276,955
Dilutive securities(b)(c)	—	4,276	—	14,834
Dilutive shares from Exchangeable Notes, if-converted(a)	—	14,404	—	25,162
Denominator for earnings per share—weighted average shares(b)(c)	281,314	299,994	276,955	316,951

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.46	$0.44	$0.47	$0.43

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$276,508	$276,508	$444,769	$444,769
Net loss attributable to noncontrolling interests	863	863	1,077	1,077
Impact from subsidiaries’ dilutive securities of continuing operations	—	(196)	—	(907)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	3,201	—	12,225
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$277,371	$280,376	$445,846	$457,164

Earnings from discontinued operations, net of tax	$—	$—	$509	$509
Net earnings from discontinued operations attributable to shareholders	—	—	509	509
Net earnings attributable to Match Group, Inc. shareholders	$277,371	$280,376	$446,355	$457,673

Denominator
Weighted average basic shares outstanding	283,621	283,621	272,316	272,316
Dilutive securities(b)(c)	—	5,417	—	15,439
Dilutive shares from Exchangeable Notes, if-converted(a)	—	7,985	—	25,162
Denominator for earnings per share—weighted average shares(b)(c)	283,621	297,023	272,316	312,917

Earnings per share:
Earnings per share from continuing operations	$0.98	$0.94	$1.64	$1.46
Earnings per share from discontinued operations, net of tax	$—	$—	$0.00	$0.00
Earnings per share attributable to Match Group, Inc. shareholders	$0.98	$0.94	$1.64	$1.46
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the three months ended September 30, 2022, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Notes and dilutive shares were included for the same set of notes. For the nine months ended September 30, 2022, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022 and 2026 Exchangeable Notes and dilutive shares were included for the same set of notes. For the nine months ended September 30, 2022, the 2030 Exchangeable Notes were not more dilutive under the if-converted method and therefore the weighted average 6.8 million shares related to the 2030 Exchangeable Notes are excluded from dilutive securities. For the three and nine months ended September 30, 2021, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Notes and dilutive shares were included for the same set of notes.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
denominated equity and vesting of restricted stock units. For the three and nine months ended September 30, 2022, 3.4 million and 2.3 million potentially dilutive securities, respectively, and for both the three and nine months ended September 30, 2021, 1.3 million potentially dilutive securities, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2022, 1.6 million shares underlying market-based awards and PSUs, and for both the three and nine months ended September 30, 2021, 0.6 million shares, underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$390,641	$815,384	$511,311	$739,164
Restricted cash included in other current assets	111	128	131	138
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$390,752	$815,512	$511,442	$739,302
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
In addition to the agreements entered into at the time of the Separation, Match Group leases office space to IAC in a building owned by the Company in Los Angeles. For the three and nine months ended September 30, 2022, the Company received less than $0.1 million from IAC pursuant to the Los Angeles lease.
Match Group has a receivable balance of less than $0.1 million due from IAC at September 30, 2022.
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
Under the tax matters agreement, as of September 30, 2022, Match Group is obligated to remit to IAC $1.3 million of expected state tax refunds relating to tax years prior to the Separation. This obligation is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. Additionally, IAC is obligated to indemnify Match Group for IAC’s share of tax liabilities related to various periods prior to the Separation. At September 30, 2022, a receivable of $1.8 million is included in “Other current assets” in the accompanying consolidated balance sheet representing an estimate of the amount that Match Group expects to be indemnified for under this arrangement. At September 30, 2022, Match Group has an indemnification asset of $0.6 million included in “Other non-current assets” in the accompanying consolidated balance sheet for uncertain tax positions that related to Former IAC prior to the Separation.
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
For the three and nine months ended September 30, 2022, the Company received $0.1 million and $20.5 million, respectively, from IAC for services provided to IAC under the transition services agreement.
Employee Matters Agreement
Pursuant to the amended and restated employee matters agreement, Match Group will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees upon exercise or vesting.
For the three and nine months ended September 30, 2022, the Company paid IAC less than $0.1 million and $0.1 million, respectively, for the cost of IAC equity awards held by the Company’s employees upon vesting. At September 30, 2022, the Company has accrued $0.4 million as the estimated cost due to IAC for IAC equity awards held by Match Group employees.

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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of both September 30, 2022 and December 31, 2021, there was $0.4 million outstanding in letters of credit and $749.6 million of availability under the Credit Facility.

•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2021, the Term Loan bore interest at LIBOR plus 1.75% and the then applicable rate was 1.91%. As of September 30, 2022, the applicable rate was 4.69% and $425 million was outstanding.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of September 30, 2022, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of September 30, 2022, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of September 30, 2022, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of September 30, 2022, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s $500 million aggregate principal amount of 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, commencing on April 1, 2022, which were issued on October 4, 2021. As of September 30, 2022, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due October 1, 2022 issued by Match Group FinanceCo, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. As of September 30, 2022, $44.3 million aggregate principal amount was outstanding. In early October 2022, the outstanding balance was settled at maturity with cash on hand.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of September 30, 2022, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of September 30, 2022, $575 million aggregate principal amount was outstanding.
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

Results of Operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021

	(In thousands, except RPP)
Direct Revenue:
Americas	$413,805	$20,192	5%	$393,613	$1,222,513	$110,250	10%	$1,112,263
Europe	214,771	(2,909)	(1)%	217,680	638,570	35,289	6%	603,281
APAC and Other	166,568	(7,864)	(5)%	174,432	498,047	78,363	19%	419,684
Total Direct Revenue	795,144	9,419	1%	785,725	2,359,130	223,902	10%	2,135,228
Indirect Revenue	14,402	(1,708)	(11)%	16,110	43,560	1,581	4%	41,979
Total Revenue	$809,546	$7,711	1%	$801,835	$2,402,690	$225,483	10%	$2,177,207

Percentage of Total Revenue:
Direct Revenue:
Americas	51%			49%	51%			51%
Europe	26%			27%	26%			28%
APAC and Other	21%			22%	21%			19%
Total Direct Revenue	98%			98%	98%			98%
Indirect Revenue	2%			2%	2%			2%
Total Revenue	100%			100%	100%			100%

Payers:
Americas	8,233	(76)	(1)%	8,309	8,206	271	3%	7,935
Europe	4,648	(62)	(1)%	4,710	4,648	215	5%	4,433
APAC and Other	3,667	383	12%	3,284	3,572	710	25%	2,862
Total	16,548	245	2%	16,303	16,426	1,196	8%	15,230

RPP:
Americas	$16.75	$0.96	6%	$15.79	$16.55	$0.98	6%	$15.57
Europe	$15.40	$(0.01)	—%	$15.41	$15.27	$0.15	1%	$15.12
APAC and Other	$15.14	$(2.57)	(14)%	$17.71	$15.49	$(0.80)	(5)%	$16.29
Total	$16.02	$(0.04)	—%	$16.06	$15.96	$0.38	2%	$15.58
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Americas Direct Revenue grew $20.2 million, or 5%, in 2022 versus 2021, driven by 6% growth in RPP, partially offset by a 1% decrease in Payers. RPP growth was driven by both higher average prices paid for subscriptions and increased average à la carte purchases per Payer at Tinder and Hinge. The decrease in Payers was primarily driven by decreases at PlentyofFish, Match, and OkCupid, partially offset by increases at Tinder and Hinge.
Europe Direct Revenue decreased $2.9 million, or 1%, in 2022 versus 2021, primarily due to a 1% decrease in Payers. The decrease in Payers was primarily due to decreases at Meetic, partially offset by increases at Tinder and Hinge. RPP was flat, with increases at Tinder and Hinge offset by the strength of the U.S. dollar compared to the Euro and British pound between the two periods.

APAC and Other Direct Revenue decreased $7.9 million, or 5%, in 2022 versus 2021, primarily due to the strength of the U.S. dollar compared to the Japanese Yen and Turkish Lira, partially offset by a 12% growth in Payers. Payer growth was primarily driven by Tinder.
Indirect Revenue decreased primarily due to lower ad impressions and a lower price per impression received.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Americas Direct Revenue grew $110.3 million, or 10%, in 2022 versus 2021, driven by 6% growth in RPP and 3% growth in Payers. RPP growth was driven by both higher average prices paid for subscriptions and increased average à la carte purchases per Payer at Tinder and Hinge. Growth in Payers was primarily driven by Tinder and Hinge with contributions from the Swipe Apps (BLK, Chispa, and Upward), partially offset by decreases at Match, PlentyofFish, and OkCupid.
Europe Direct Revenue grew $35.3 million, or 6%, in 2022 versus 2021, driven by 5% growth in Payers and 1% growth in RPP. Growth in Payers was primarily due to Tinder with contributions from Hyperconnect and Hinge, partially offset by decreases at Meetic. RPP growth was driven by Tinder and the acquisition of Hyperconnect in June 2021, partially offset by unfavorable impacts from the strength of the U.S. dollar compared to the Euro and British Pound between the two periods.
APAC and Other Direct Revenue grew $78.4 million, or 19%, in 2022 versus 2021, driven by 25% growth in Payers, partially offset by a 5% decrease in RPP. Payer growth was driven by Tinder and the acquisition of Hyperconnect in June 2021. RPP was unfavorably impacted by the strength of the U.S. dollar compared to the Japanese Yen and Turkish Lira.
Indirect Revenue increased primarily due to our receiving a higher rate per impression compared to the prior year-to-date period.
Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Cost of revenue	$246,962	$14,751	6%	$232,211
Percentage of revenue	31%			29%
Cost of revenue increased 6% primarily due to an increase in in-app purchase fees of $9.1 million, which included an $8.1 million escrow amount related to litigation regarding the fees paid to the Google Play store and an increase in hosting fees of $7.9 million.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Cost of revenue	$724,038	$119,273	20%	$604,765
Percentage of revenue	30%			28%
Excluding the increase from the Hyperconnect acquisition, cost of revenue increased 12% primarily due to an increase in in-app purchase fees of $44.5 million, which included a $13.1 million escrow amount related to litigation regarding the fees paid to the Google Play store; an increase in hosting fees of $22.2 million; and an increase in compensation of $4.8 million related to increased costs in customer care. The additional increase is due to the acquisition of Hyperconnect in June 2021.

Selling and marketing expense
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Selling and marketing expense	$129,615	$(23,773)	(15)%	$153,388
Percentage of revenue	16%			19%
Selling and marketing expense decreased as a result of lower marketing spend at multiple brands.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Selling and marketing expense	$407,182	$(20,112)	(5)%	$427,294
Percentage of revenue	17%			20%
Selling and marketing expense decreased primarily due to the factors described above in the three-month discussion, partially offset by the acquisition of Hyperconnect in June 2021.
General and administrative expense
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
General and administrative expense	$114,169	$10,667	10%	$103,502
Percentage of revenue	14%			13%
General and administrative expense increased primarily due to an increase in compensation expense of $11.3 million primarily related to an increase in stock-based compensation associated with new awards granted in the current year and an increase in headcount, and an increase in travel expenses of $4.3 million as our return to office activities continue to progress; partially offset by a decrease in legal and other professional fees.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
General and administrative expense	$325,512	$20,952	7%	$304,560
Percentage of revenue	14%			14%
General and administrative expense increased primarily due to the factors described above in the three-month discussion. These increases were partially offset by a decrease in general and administrative expense related to the Hyperconnect acquisition in June 2021, primarily due to a decrease in stock-based compensation related to grants associated with the acquisition, and professional fees related to the acquisition.

Product development expense
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Product development expense	$87,880	$20,906	31%	$66,974
Percentage of revenue	11%			8%
Product development expense increased primarily due to an increase in compensation expense of $20.0 million related to increased headcount at Tinder and Hinge and an increase in stock-based compensation associated with new awards granted in the current year.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Product development expense	$253,084	$78,401	45%	$174,683
Percentage of revenue	11%			8%
Product development expense increased primarily due to the factors described above in the three-month discussion with an additional increase for the nine month period related to the acquisition of Hyperconnect in June 2021.
Depreciation
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Depreciation	$10,679	$575	6%	$10,104
Percentage of revenue	1%			1%
Depreciation increased primarily due to an increase in building and leasehold improvements and furniture and other equipment.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Depreciation	$32,664	$2,042	7%	$30,622
Percentage of revenue	1%			1%
Depreciation increased primarily due to the factors described above in the three-month discussion.

Impairment and amortization of intangibles
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Amortization of intangibles	$9,606	$(5,460)	(36)%	$15,066
Percentage of revenue	1%			2%
Amortization of intangibles decreased primarily due to an impairment of definite-lived intangible assets recognized in the second quarter of 2022, which reduced the amortization in the current period.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Impairment and amortization of intangibles	$251,838	$236,317	NM	$15,521
Percentage of revenue	10%			1%
________________________
NM = not meaningful
Impairment and amortization increased primarily due to an impairment of $217.4 million recognized in the second quarter of 2022 related to Hyperconnect intangible assets that stemmed from a decline in projections related to a lower outlook for the business, including foreign currency impacts in certain of Hyperconnect’s key markets, as well as the use of increased discount rates.
Operating income and Adjusted Operating Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021

	(Dollars in thousands)
Operating income	$210,635	$(9,955)	(5)%	$220,590	$408,372	$(211,390)	(34)%	$619,762
Percentage of revenue	26%			28%	17%			28%

Adjusted Operating Income	$284,182	$(1,147)	—%	$285,329	$843,198	$65,212	8%	$777,986
Percentage of revenue	35%			36%	35%			36%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Operating income decreased 5% and Adjusted Operating Income remained flat. Adjusted Operating Income was impacted by an increase in cost of revenue due to higher in-app fees, including an $8.1 million escrow accrual in 2022, and an increase in product development expense primarily due to an increase in compensation expense; partially offset by an increase in revenue of $7.7 million, which was driven by growth at Tinder and Hinge, and lower selling and marketing expense as a percentage of revenue. Operating income further declined due to increased stock-based compensation expense, partially offset by lower amortization of intangibles.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Operating income decreased 34% and Adjusted Operating income increased 8%. Adjusted Operating Income and operating income were primarily impacted by the factors described above in the three-month discussion with additional increases for the nine-month period in revenue related to the acquisition of Hyperconnect in June 2021. Operating income was further impacted for the nine-month period by the impairment of $217.4 million recognized in the second quarter of 2022 related to Hyperconnect intangible assets.
At September 30, 2022, there was $407.7 million of unrecognized compensation cost, net of estimated forfeitures, related to equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
Interest expense
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Interest expense	$36,814	$4,964	16%	$31,850
Interest expense increased primarily due to the issuance of the 3.625% Senior Notes on October 4, 2021 and a higher LIBOR rate on the Term Loan in the current period; partially offset by decreases from the settlement of a portion of the 2022 Exchangeable Notes.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Interest expense	$107,333	$11,426	12%	$95,907
Interest expense increased primarily due to the factors described above in the three-month discussion.
Other income (expense), net
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Other income (expense), net	$2,326	$41,538	NM	$(39,212)
Other income, net in 2022 includes interest income of $1.1 million, gains of $0.6 million related to mark-to-market adjustments pertaining to liability classified equity instruments, and $0.5 million of foreign currency gains.
Other expense, net in 2021 includes a $38.6 million loss related to the changes in fair value of an embedded derivative arising from our definite agreements to repurchase a portion of the 2022 Exchangeable Notes (the “Repurchase Agreements”). Additionally, other expense, net includes a $5.2 million inducement expense arising from the Repurchase Agreements, offset by $2.4 million of gains on the net settlement of the bond hedge and warrants between the date of the Repurchase Agreements and the measurement date on September 30, 2021. Other expense, net also includes foreign currency gains of $1.4 million, and gains of $0.6 million related to mark-to-market adjustments pertaining to certain equity instruments.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Other income (expense), net	$8,435	$49,321	NM	$(40,886)
Other income, net in 2022 includes gains of $3.5 million related to finalization of a legal settlement, gains of $2.5 million related to mark-to-market adjustments pertaining to liability classified equity instruments, interest income of $2.2 million, and $0.5 million of foreign currency gains.
Other expense, net in 2021 includes the $38.6 million loss on derivative, $5.2 million inducement expense, and $2.4 million gains on net settlement associated with the repurchase of the 2022 Exchangeable Notes as described above in the three month discussion.
Income tax provision
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Income tax provision	$47,881	$29,254	157%	$18,627
Effective income tax rate	27%			12%
The increase in income tax provision is due to lower excess tax benefits generated by the exercise and vesting of stock-based awards.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Income tax provision	$32,966	$(5,234)	(14)%	$38,200
Effective income tax rate	11%			8%
The income tax provision for both nine-month periods benefited from excess tax benefits generated by the exercise or vesting of stock-based awards.
In August 2022, the Inflation Reduction Act (“IRA”) was enacted. Among other things, the IRA imposes a 15% corporate alternative minimum tax (“AMT”) for tax years beginning after December 31, 2022, and levies a nondeductible 1% excise tax on net stock repurchases after December 31, 2022. Currently, we do not qualify for the AMT. The impact of the new excise tax will impact treasury stock, and the amount will vary depending on the amount and frequency of any share repurchases, as well as any permitted reductions or exceptions to the amount subject to the excise tax.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$128,696	$131,210	$277,371	$446,355
Add back:
Net loss attributable to noncontrolling interests	(430)	(309)	(863)	(1,077)
Earnings from discontinued operations, net of tax	—	—	—	(509)
Income tax provision	47,881	18,627	32,966	38,200
Other (income) expense, net	(2,326)	39,212	(8,435)	40,886
Interest expense	36,814	31,850	107,333	95,907
Operating Income	210,635	220,590	408,372	619,762
Stock-based compensation expense	53,262	39,569	150,324	112,081
Depreciation	10,679	10,104	32,664	30,622
Impairment and amortization of intangibles	9,606	15,066	251,838	15,521
Adjusted Operating Income	$284,182	$285,329	$843,198	$777,986
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021

	(Dollars in thousands)
Revenue, as reported	$809,546	$7,711	1%	$801,835	$2,402,690	$225,483	10%	$2,177,207
Foreign exchange effects	73,707				147,681
Revenue excluding foreign exchange effects	$883,253	$81,418	10%	$801,835	$2,550,371	$373,164	17%	$2,177,207

Americas Direct Revenue, as reported	$413,805	$20,192	5%	$393,613	$1,222,513	$110,250	10%	$1,112,263
Foreign exchange effects	2,717				4,339
Americas Direct Revenue, excluding foreign exchange effects	$416,522	$22,909	6%	$393,613	$1,226,852	$114,589	10%	$1,112,263

Europe Direct Revenue, as reported	$214,771	$(2,909)	(1)%	$217,680	$638,570	$35,289	6%	$603,281
Foreign exchange effects	34,949				74,015
Europe Direct Revenue, excluding foreign exchange effects	$249,720	$32,040	15%	$217,680	$712,585	$109,304	18%	$603,281

APAC and Other Direct Revenue, as reported	$166,568	$(7,864)	(5)%	$174,432	$498,047	$78,363	19%	$419,684
Foreign exchange effects	35,144				67,583
APAC and Other Direct Revenue, excluding foreign exchange effects	$201,712	$27,280	16%	$174,432	$565,630	$145,946	35%	$419,684

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021

RPP, as reported	$16.02	$(0.04)	—%	$16.06	$15.96	$0.38	2%	$15.58
Foreign exchange effects	1.46				0.99
RPP, excluding foreign exchange effects	$17.48	$1.42	9%	$16.06	$16.95	$1.37	9%	$15.58

Americas RPP, as reported	$16.75	$0.96	6%	$15.79	$16.55	$0.98	6%	$15.57
Foreign exchange effects	0.11				0.06
Americas RPP, excluding foreign exchange effects	$16.86	$1.07	7%	$15.79	$16.61	$1.04	7%	$15.57

Europe RPP, as reported	$15.40	-0.01	—%	$15.41	$15.27	0.15	1%	$15.12
Foreign exchange effects	2.51				1.76
Europe RPP, excluding foreign exchange effects	$17.91	$2.50	16%	$15.41	$17.03	$1.91	13%	$15.12

APAC and Other RPP, as reported	$15.14	$(2.57)	(14)%	$17.71	$15.49	$(0.80)	(5)%	$16.29
Foreign exchange effects	3.20				2.11
APAC and Other RPP, excluding foreign exchange effects	$18.34	$0.63	4%	$17.71	$17.60	$1.31	8%	$16.29

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents:
United States	$252,768	$642,686
All other countries	137,873	172,698
Total cash and cash equivalents	390,641	815,384
Short-term investments	7,678	11,818
Total cash and cash equivalents and short-term investments	$398,319	$827,202

Long-term debt:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2022 Exchangeable Notes	44,273	100,500
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,919,273	3,975,500
Less: Current maturities of long-term debt	44,273	100,500
Less: Unamortized original issue discount	4,582	5,215
Less: Unamortized debt issuance costs	36,293	40,364
Total long-term debt, net	$3,834,125	$3,829,421
Long-term Debt
For a detailed description of long-term debt, see “Note 5—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$300,451	$666,925
Net cash used in investing activities attributable to continuing operations	(61,439)	(916,043)
Net cash (used in) provided by financing activities attributable to continuing operations	(646,271)	27,687
2022
Net cash provided by operating activities attributable to continuing operations in 2022 includes adjustments to earnings of $251.8 million of impairment and amortization of intangibles, $150.3 million of stock-based compensation expense, $32.7 million of depreciation, and deferred income taxes of $6.5 million. The decrease in cash from changes in working capital primarily consists of a decrease in accounts payable and other liabilities of $467.3 million due mainly to the settlement payment for Rad, et al. v. IAC/InterActiveCorp, et al. and related arbitrations, and the timing of payments. These changes were partially offset by an increase from other assets of $53.8 million primarily due to the settlement of a derivative asset related to the 2022 Exchangeable Notes Hedges and the amortization of prepaid hosting services; a decrease in accounts receivable of $7.0 million primarily related to the timing of cash receipts; and a decrease in income taxes payable of $11.7 million primarily related to the timing of payments related to international taxes.
Net cash used in investing activities attributable to continuing operations in 2022 consists primarily of capital expenditures of $38.4 million that are primarily related to internal development of software and purchases of computer hardware to support our services, and cash used in an acquisition, net of cash acquired, of $25.7 million.
Net cash used in financing activities attributable to continuing operations in 2022 is primarily due to purchases of treasury stock of $482.0 million, payments of $117.8 million to repurchase a portion of the outstanding 2022 Exchangeable Notes, payments of $106.7 million of withholding taxes paid on behalf of employees for net settled equity awards, purchases of non-controlling interests for $10.6 million, and payments of $7.5 million to settle outstanding warrants associated with the 2022 Exchangeable Notes. These uses of cash were partially offset by proceeds of $61.5 million related to the settlement of certain outstanding note hedges associated with the 2022 Exchangeable Notes, and $16.8 million of proceeds from the issuance of common stock pursuant to stock-based awards.
2021
Net cash provided by operating activities attributable to continuing operations in 2021 includes adjustments to earnings of $112.1 million of stock-based compensation expense, $30.6 million of depreciation, $15.5 million of amortization, and $49.8 million of other adjustments; partially offset by deferred income taxes of $21.7 million primarily related to the net operating loss created by the settlement of stock-based awards. The increase in cash from changes in working capital primarily consists of an increase in deferred revenue of $30.4 million, due mainly to growth in subscription sales, an increase in income taxes payable of $18.4 million primarily related to the timing of payments related to international taxes, and an increase from other assets of $17.7 million primarily due to the amortization of prepaid hosting services. These changes were partially offset by an increase in accounts receivable of $26.6 million primarily related to the increase in sales and timing of cash receipts, and a decrease in accounts payable and other liabilities of $4.1 million due mainly to the timing of payments, including interest payments.
Net cash used in investing activities attributable to continuing operations in 2021 consists primarily of cash used to acquire Hyperconnect, net of cash acquired of $863.3 million, and capital expenditures of $52.8 million that are primarily related to internal development of software and purchased computer hardware to support our services.
Net cash provided by financing activities attributable to continuing operations in 2021 is primarily due to $45.6 million of proceeds from the issuance of common stock pursuant to stock-based awards, partially offset by payments of $15.7 million for withholding taxes paid on behalf of employees for net settled equity awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of September 30, 2022, $749.6 million was available under the Credit Facility that expires on February 13, 2025.
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
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2022 cash capital expenditures will be between $57 million and $62 million, a decrease from 2021 cash capital expenditures as several leasehold and building improvements were completed in 2021.
In connection with our agreement with Google to withdraw our temporary restraining order, we have agreed to pay $40 million into an escrow account with scheduled payments through July 2023, of which we have paid $8.1 million into as of September 30, 2022.
We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $28.6 million for the remainder of 2022, $97.1 million for 2023, $108.4 million for 2024, and $91.0 million for 2025.
At September 30, 2022, we do not have any off-balance sheet arrangements, other than as described above.
On May 2, 2022, our Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) to repurchase up to 12.5 million shares of our common stock. Under the Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The Share Repurchase Program may be commenced, suspended or discontinued at any time. During the nine months ended September 30, 2022, we repurchased 7.2 million shares for $482.0 million, on a trade date basis. As of October 31, 2022, a total of 5.3 million shares remain available for repurchase under the repurchase program.
As of September 30, 2022, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the nine months ended September 30, 2022, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2022, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service. The complaint seeks certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount.
In a related development, on June 21, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court entered judgment granting final approval of a class-wide settlement, the terms of which are not material to the Company. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (Central District of California). Because the approved settlement class in Kim subsumes the proposed settlement class in Candelore, the judgment in Kim would effectively render Candelore a single-plaintiff lawsuit. On March 4, 2022, the trial court granted final approval of the settlement agreement, the terms of which are not material to the Company. On March 31, 2022, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment with the U.S. Court of Appeals for the Ninth Circuit.
On June 27, 2022, the trial court issued an order staying the class claims in Candelore pending the Ninth Circuit’s decision on the Kim appeal. We believe that the allegations in the Candelore lawsuit are without merit and will continue to defend vigorously against it.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. We believe that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
Securities Class Action Lawsuit Against Former Match Group
On October 3, 2019, a Former Match Group shareholder filed a securities class action lawsuit in federal district court in Texas against Former Match Group, its then Chief Executive Officer, and its Chief Financial Officer, on behalf of a class of acquirers of Former Match Group securities between August 6, 2019 and September 25, 2019. See Phillip R. Crutchfield v. Match Group, Inc., Amanda W. Ginsberg, and Gary Swidler, No. 3:19-cv-02356-C (Northern District of Texas). Invoking the allegations in the FTC lawsuit described above, the complaint alleges (i) that defendants failed to disclose to investors that Former Match Group induced customers to buy and upgrade subscriptions using misleading advertisements, that Former Match Group made it difficult for customers to cancel their subscriptions, and that, as a result, Former Match Group was likely to be subject to regulatory scrutiny; (ii) that Former Match Group lacked adequate disclosure controls and procedures; and (iii) that, as a result of the foregoing, defendants’ positive statements about Former Match Group’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. On August 12, 2022, plaintiff filed a stipulation withdrawing the motion for class certification and dismissing the lawsuit with prejudice.
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
Newman Derivative and Stockholder Class Action Regarding Separation Transaction
On June 24, 2020, a Former Match Group shareholder filed a complaint in the Delaware Court of Chancery against Former Match Group and its board of directors, as well as Match Group, IAC Holdings, Inc., and Barry Diller seeking to recover unspecified monetary damages on behalf of the Company and directly as a result of his ownership of Former Match Group stock in relation to the separation of Former Match Group from its former majority shareholder, Match Group. See David Newman et al. v. IAC/Interactive Corp. et al., C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). The complaint alleges that that the special committee established by Former Match Group’s board of directors to negotiate with Match Group regarding the separation transaction was not sufficiently independent of control from Match Group and Mr. Diller and that Former Match Group board members failed to adequately protect Former Match Group’s interest in negotiating the separation transaction, which resulted in a transaction that was unfair to Former Match Group and its shareholders. On January 21,

2021, the case was consolidated with other shareholder actions, and an amended complaint was filed on April 14, 2021. See In Re Match Group, Inc. Derivative Litigation, Consolidated C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). On September 1, 2022, the court granted defendants’ motion to dismiss with prejudice. On October 3, 2022, plaintiffs filed an amended notice of appeal with the Delaware Supreme Court. We believe that the allegations in this lawsuit are without merit and will defend vigorously against it.
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
On July 11, 2022, Google filed its Answer and Counterclaims, asserting counterclaims against the Match Group Parties for (1) breach of contract, based on the Match Group Parties' alleged breach of the Google Play Developer Distribution Agreement (“DDA”) and Payments Policy by failing to exclusively offer Google Play Billing as the payment option for in-app purchases, (2) breach of the implied covenant of good faith and fair dealing, based on the Match Group Parties’ purportedly having misled Google to believe that the Match Group Parties would comply with the DDA’s Payment policy, (3) false promise, based on the Match Group Parties’ alleged promise and failure to comply with the DDA, (4) quasi-contract/unjust enrichment, based on the Match Group Parties’ alleged inducement to Google to make modifications to its billing systems and provide distribution and other services under the understanding that such services were in furtherance of complying with the DDA, and (5) declaratory judgment. Google seeks damages, as well as a declaratory judgment including the right to remove the Match Group Parties’ apps from the Google Play Store. On September 2, 2022, the court denied the Match Group Parties’ motion to dismiss the counterclaims. We believe Google’s counterclaims are without merit and will defend vigorously against them.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2022.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2022	232,235	$71.10	232,235	9,327,224
August 2022	4,019,235	$62.20	4,019,235	5,307,989
September 2022	—	$—	—	5,307,989
Total	4,251,470	$62.69	4,251,470	5,307,989
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

November 4, 2022	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Operating Officer and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Operating Officer and Chief Financial Officer	November 4, 2022
Gary Swidler