Form 10-K
period 2022-12-31
Match Group, Inc.
filed 2023-02-24
CIK 891103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2022
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of February 17, 2023, there were 279,323,890 shares of common stock outstanding.
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $19,648,496,863. For the purpose of the foregoing calculation only, shares held by all directors and executive officers of the registrant are assumed to be held by affiliates of the registrant.
Documents Incorporated By Reference:
Portions of Part III of this Annual Report are incorporated by reference to the Registrant’s proxy statement for its 2023 Annual Meeting of Stockholders.

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

PART I

Item 1. Business
Who we are
Match Group, Inc., through its portfolio companies, is a leading provider of digital technologies designed to help people make meaningful connections. Our global portfolio of brands includes Tinder®, Hinge®, Match®, Meetic®, OkCupid®, Pairs™, Plenty Of Fish®, Azar®, Hakuna®, and more, each built to increase our users’ likelihood of connecting with others. Through our trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries after the completion of the Separation (defined below), unless the context indicates otherwise.
The business of creating meaningful connections
Our goal is to spark meaningful connections for users around the world. Consumers’ preferences vary significantly, influenced in part by demographics, geography, cultural norms, religion, and intent (for example, seeking friendship, casual dating, or more serious relationships). As a result, the market for social connection apps is fragmented, and no single service has been able to effectively serve all of those seeking social connections.
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
We believe that technologies that bring people together serve as a natural extension of the traditional means of meeting people and provide a number of benefits for users, including:
•Expanded options: Social connection apps provide users access to a large pool of people they otherwise would not have a chance to meet.
•Efficiency: The search and recommending features, as well as the profile information available on social connection apps, allow users to filter a large number of individuals in a short period of time, increasing the likelihood that users will make a connection with someone.
•More comfort and control: Compared to the traditional ways that people meet, social connection apps provide an environment that reduces the awkwardness around identifying and reaching out to new people who are interested in connecting. This leads to many people who would otherwise be passive participants taking a more active role.
•Safely meet new people: Social connection apps can offer a safer way to contact new people for the first-time by limiting the amount of personal information exchanged and providing an opportunity to vet a new connection before meeting in person, including via video communication.
•Convenience: The nature of the internet and the proliferation of mobile devices allow users to connect with new people at any time, regardless of where they are.
Depending on a person’s circumstances at any given time, social connection apps can act as a supplement to, or substitute for, traditional means of meeting people. When selecting a social connection app, we believe that users consider the following attributes:
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
•Community identification: Users typically look for social connection apps that offer a community or communities to which the user can relate. By selecting a social connection app that is focused on a particular demographic, religion, geography, or intent, users can increase the likelihood that they will make a connection with someone with whom they identify.
•Service features and user experience: Users tend to gravitate towards social connection apps that offer features and user experiences that resonate with them, such as question-based matching algorithms, location-based features, or search capabilities. User experience is also driven by the type of user interface (for example, using our patented Swipe® technology versus scrolling), a particular mix of free and paid features, ease of use, privacy, and security. Users expect every interaction with a social connection app to be seamless and intuitive.
Given varying consumer preferences, we have adopted a brand portfolio approach, through which we attempt to offer social connection apps that collectively appeal to the broadest spectrum of consumers. We believe that this approach maximizes our ability to attract additional users.
Our portfolio
The following is a list of our key brands:
Tinder. The Tinder® platform, incubated at the Company, was launched in 2012 and has since risen to scale and popularity faster than any other service in the online dating category, growing to over 10.8 million payers as of the fourth quarter of 2022. Tinder’s patented Swipe® technology has led to significant adoption, particularly among 18 to 30 year-old users, who were historically underserved by the online dating category. Tinder employs a freemium model, through which users are allowed to enjoy many of the core features of Tinder for free, including limited use of the Swipe Right® feature with unlimited communication with other users. However, to enjoy premium features, such as unlimited use of the Swipe Right feature, a Tinder user must subscribe to one of several subscription offerings: Tinder Plus®, Tinder Gold®, or Tinder Platinum®. Tinder users and subscribers may also pay for certain premium features, such as Super Likes™ and Boosts, on a pay-per-use basis. Tinder Explore is an additional feature available for users to interact with others in ways that are non-traditional to Tinder.
Hinge. Hinge® was launched in 2012 and has grown to be a popular app for relationship-minded individuals, particularly among the millennial and younger generations, in English speaking countries. Hinge has more recently expanded into additional European markets such as Germany and the Nordics. Hinge is a mobile-only experience and employs a freemium model. Hinge focuses on users with a higher level of intent to enter into a relationship and its services are designed to reinforce that purpose. In 2021, Hinge launched Video Prompts, Voice Prompts, and Voice Notes. With these features, users can better showcase who they are through text, photos, video, and now, voice at different points in their dating journey. Hinge offers two premium subscription offerings as of February 2023: Hinge+ and HingeX.
Match. The Match® platform was launched in 1995 and helped create the online dating category with the ability to search profiles and receive algorithmic recommendations, and it now also offers a one-to-one real-time video feature. Additionally, Match offers its subscribers a higher level of service than most of our other brands, including access to date coaching services and profile reviews. Match is a brand that focuses on users with a higher level of intent to enter into a serious relationship and its services and marketing are designed to reinforce that purpose.
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

OkCupid. The OkCupid® service was launched in 2004 and has attracted users through a Q&A approach to the dating category. OkCupid relies on a freemium model and has a loyal, culturally progressive user base predominately located in larger metropolitan areas in English-speaking markets.
Pairs. The Pairs™ app was launched in 2012 and is a leading provider of online dating services in Japan, with a presence in Taiwan and South Korea. Pairs is a dating platform that was specifically designed to address social barriers generally associated with the use of dating services in Japan.
Plenty Of Fish. The Plenty Of Fish® dating service launched in 2003. Among its distinguishing features is the ability to both search profiles and receive algorithmic recommendations. Plenty Of Fish has grown in popularity over the years and relies on a freemium model. Plenty Of Fish has broad appeal in the United States, Canada, the United Kingdom, and a number of other international markets. In 2020, Plenty Of Fish launched POF Live™, a one-to-many live streaming video feature that allows users to engage with other users at Plenty Of Fish in a different format from traditional dating profiles.
Azar. Azar® was launched in 2014 and acquired in 2021 through our acquisition of Hyperconnect. Azar is a one-to-one video chat service powered by real-time language translations that allow users to meet and interact with a variety of people across the globe in their native language. Azar is primarily focused in the APAC and Other region, with growth in Western Europe. Azar added live streaming in 2022.
Hakuna. The Hakuna® service was launched in 2019 and acquired in 2021 through our acquisition of Hyperconnect. Hakuna Live is an interactive, social app that allows for one-to-many live streaming experiences. Hakuna offers virtual gifting and its userbase is predominantly located in the APAC and Other region.
The League. The League® dating app was launched in 2014 and acquired in 2022. The League is a dating platform focused on career-oriented individuals, which requires users to apply and be accepted prior to using the app.
In addition to the brands above, our portfolio includes brands such as Chispa™ and BLK®, which bring the Swipe® feature made popular by Tinder to the Latino and Black communities, respectively.
We strive to empower individual brand leaders with the authority and incentives to grow their respective brands. Our brands compete with each other and with third-party businesses on brand characteristics, service features, and business model, however we also work to apply a centralized discipline and share best practices across our brands in order to quickly introduce new services and features, optimize marketing, increase growth, reduce costs, improve user safety, and maximize profitability. Additionally, we centralize certain other administrative functions, such as legal, accounting, finance, treasury, real estate and facilities, and tax. We attempt to centrally facilitate excellence and efficiency across the entire portfolio by:
•centralizing operational functions across certain brands where we have strength in personnel and sufficient commonality of business interest (for example, ad sales, online marketing, and business technology are centralized across some, but not all, brands);
•developing talent across the portfolio to allow for development of specific proficiencies and promoting career advancement while maintaining the ability to deploy the best talent in the most critical positions across the company at any given time; and
•sharing analytics to leverage services and marketing successes across our businesses rapidly for competitive advantage.
Staying competitive
The industry for social connection apps is competitive and has no single, dominant brand globally. We compete with a number of other companies that provide similar technologies for people to meet each other, including other online dating platforms; other social media platforms and social-discovery apps; offline dating services, such as in-person matchmakers; and other traditional means of meeting people.
We believe that our ability to attract new users to our brands will depend primarily upon the following factors:

•our ability to continue to increase consumer acceptance and adoption of technologies to meet other people, particularly in emerging markets and parts of the world where the associated stigma has not yet fully eroded;
•continued growth in internet access and smart phone adoption in certain regions of the world, particularly emerging markets;
•the continued strength of our well-known brands and the growth of our emerging brands;
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
Where we earn our revenue
Many of our brands enable users to establish a profile and review other users’ profiles without charge. Each brand also offers additional features, some of which are free, and some of which require payment depending on the particular service. In general, access to premium features requires a subscription, which is typically offered in packages (generally ranging from one to six months), depending on the service and circumstance. Prices can differ meaningfully within a given brand depending on the duration of a subscription, the bundle of paid features that a user chooses to access, and whether or not a user is taking advantage of any special offers. In addition to subscriptions, many of our brands offer users certain features, such as the ability to promote themselves for a given period of time, or highlight themselves to a specific user, and these features are offered on a pay-per-use, or à la carte, basis. The precise mix of paid and premium features is established over time on a brand-by-brand basis and is subject to constant iteration and evolution.
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
We rely on the Apple App Store and the Google Play Store to distribute and monetize our mobile applications and related in-app services. While our mobile applications are free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We generally determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features are required in most cases to be processed through the in-app payment systems provided by Apple and Google, although some of our applications are currently able to use their own payment systems for in-app purchases made on Android devices. Where we are required to use Apple’s and Google’s payment systems, we pay Apple and Google, as applicable, a meaningful share (generally 30%, although as of January 1, 2022 Google reduced the percentage applicable to subscriptions to 15%) of the revenue we receive from these transactions.

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
The manner in which Apple and Google operate these services is being reviewed by legislative and regulatory bodies globally. Notably, the European Union (the “EU”) recently adopted the Digital Markets Act, which is expected to designate Apple and Google as “gatekeepers” and accordingly restrict them from (i) imposing fees or other requirements that are not fair, reasonable and non-discriminatory to all application developers and (ii) prohibiting application developers from informing users about alternative payment options, offering their own in-app payment systems and making their applications available through alternate app stores on iOS and Android devices. In addition, the Republic of Korea has adopted legislation that prohibits Apple and Google from requiring that developers exclusively use Apple and Google to process payments. Further, courts and regulators in several jurisdictions, including France, India, and the Netherlands have all found that certain app store commissions or requirements that application developers exclusively use in-app payment systems violates laws in those jurisdictions. Multiple other jurisdictions, including the United Kingdom, Japan, Mexico, Brazil, Indonesia, Chile, and South Africa, are investigating, considering regulatory action or considering legislation to restrict or prohibit these practices. The United States Congress, as well as a number of state legislatures, are also considering legislation that would regulate certain terms of the relationships between developers and Apple and Google and prohibit Apple and Google from requiring in-app payment processing.
On March 31, 2022, Google began enforcing its new in-app payments policy, which requires all developers to process all in-app purchases of subscriptions and features entirely through Google’s in-app payment system. If an application developer failed to comply by June 1, 2022, Google threatened to remove that developer’s applications from the Google Play Store and not allow it to make updates to its applications. In May 2022, several of our subsidiaries filed a complaint in federal district court in California against Google alleging that Google’s dominance and anti-competitive conduct in the Android app distribution and in-app payment markets violate federal antitrust laws, particularly with respect to the requirement that we use Google’s in-app payment system exclusively. For additional information, see “Item 3 Legal Proceedings—Google Litigation” and “Item 1A Risk factors—Risks relating to our business—As the distribution of our services through app stores increases, in order to maintain our profit margins, we may need to offset increasing app store fees by decreasing traditional marketing expenditures, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition, and results of operations could be adversely affected.” While Google has already enforced its new payments policy in most jurisdictions, it has not done so with respect to our applications due to a stipulation reached by the parties in the ongoing Google litigation.
Cloud and Other Services
We rely on third parties, primarily data-center and cloud-based, hosted web service providers, such as Amazon Web Services, as well as third party computer systems, broadband and other communications systems and service providers, in connection with the provision of our applications generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations.
Problems experienced by third-party data center service providers and cloud-based, hosted web service providers upon which our brands including Tinder, Hinge, and Pairs rely, the telecommunications network providers with which we or they contract, or with the systems through which telecommunications providers allocate capacity among their customers could also adversely affect us. Any changes in service levels at our data centers or hosted web service providers or any interruptions, outages or delays in our systems or those of our third-party providers, or deterioration in the performance of these systems, could impair our ability to provide our services or process transactions with our users, which would adversely impact our business, financial condition and results of operations.
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
For example, we rely heavily upon the use of trademarks (primarily Tinder®, Hinge®, Match®, Plenty Of Fish®, OkCupid®, Meetic®, Pairs™, Swipe®, Azar®, and Hakuna®, and associated domain names, taglines and logos) to market our services and applications and build and maintain brand loyalty and recognition. We maintain an ongoing trademark and service mark registration program, pursuant to which we register our brand names, service names, taglines and logos and renew existing trademark and service mark registrations in the United States and other jurisdictions to the extent we determine it to be necessary or otherwise appropriate and cost-effective. In addition, we have a trademark and service mark monitoring policy pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as potential unauthorized use of our material trademarks and service marks. Our enforcement of this policy affords us valuable protection under current laws, rules and regulations. We also reserve and register (to the extent available) and renew existing registrations for domain names that we believe are material to our business.
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
We rely on a combination of internal and external controls, including applicable laws, rules, and regulations, and contractual restrictions with employees, contractors, customers, suppliers, affiliates, and others, to establish, protect, and otherwise control access to our various intellectual property rights.
Government regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, antitrust and competition issues, broadband internet access, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, consumer protection, general safety, sex-trafficking, taxation, money laundering, and securities law compliance. As a result, we could be subject to actions based on negligence, regulatory compliance, various torts, and trademark and copyright infringement, among other actions. See “Item 1A Risk factors—Risks relating to our business—Our business is subject to complex and evolving U.S. and international laws and regulations, including with respect to data privacy and platform liability. These laws and regulations are subject to change and uncertain interpretation, and could result in changes to our business practices, increased cost of operations, declines in user growth or engagement, claims, monetary penalties, or otherwise harm our business” and “—Risks relating to our business—We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.”
Because we receive, store, and use a substantial amount of information received from or generated by our users, we are particularly impacted by laws and regulations governing privacy; the storage, sharing, use, processing, disclosure, transfer, and protection of personal data; and data breaches, in many of the countries in which we operate. For example, in the EU we are subject to the General Data Protection Act (“GDPR”), which applies to companies established in the EU or otherwise providing services or monitoring the behavior of people located in the EU and provides for significant penalties in case of non-compliance as well as a private right of action for individual claimants. GDPR will continue to be interpreted by EU data protection regulators, which have and may in the future require that we make changes to our business practices, and could generate additional costs, risks, and liabilities. The EU is also considering an update to its Privacy and Electronic Communications (so-called “e-Privacy”) Directive, notably to amend rules on the use of cookies, direct marketing and processing of private communications and related metadata, which may also require that we make changes to our business practices and could generate additional costs, risks and liabilities. In 2020, the Court of Justice of the EU declared transfers of personal data on the basis of the European Commission’s Privacy Shield Decision illegal and stipulated stricter requirements for the transfer of personal data based on standard contract clauses. This judgment and the resulting decisions and guidelines from EU supervisory authorities may require changes to our business practices and generate additional costs, risks and liabilities. Brexit could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom (the “UK”) and our handling of personal data of users located in the UK.
At the same time, many countries in which we do business have already adopted or are also currently considering adopting privacy and data protection laws and regulations. For instance, multiple legislative proposals concerning privacy and the protection of user information have been introduced in the U.S. Congress. Various U.S. state legislatures are also considering privacy legislation in 2023 and beyond. Some U.S. state legislatures have already passed and enacted privacy legislation, most prominently the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020, with full enforcement commencing on June 30, 2020. Also the California Privacy Rights Act of 2020 (the “CPRA”) was enacted in 2020, which expanded the state’s consumer privacy laws and creates a new government organization, the California Privacy Protection Agency, to enforce the law. The majority of the CPRA’s provisions entered into force on January 1, 2023, with a lookback to January 2022. In addition to California, comprehensive privacy laws were passed in Virginia, Colorado, Connecticut, and Utah and are scheduled to enter into force in 2023. Additionally, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by levying a first-of-its kind, $5 billion fine against Facebook for privacy violations in 2019, as well as a $150 million fine against Twitter for privacy violations in May 2022. Finally, talks of a U.S. federal privacy law are ongoing in Congress, with multiple proposals being considered, and may lead to the passing of a new law in the coming years.
Concerns about harms and the use of dating services and social networking platforms for illegal conduct, such as romance scams, promotion of false or inaccurate information, financial fraud, and sex-trafficking, have produced and could continue to produce future legislation or other governmental action. For example, the EU recently adopted the Digital Services Act (the “DSA”), which goes into effect in 2024 and imposes additional requirements on technology companies around moderation, transparency, and the overall safety of their platforms. In addition, the UK introduced and intends to pass its Online Safety Bill, which imposes similar requirements to those provided in the DSA. Of note, this legislation would introduce criminal liability for senior managers of regulated entities if they fail to comply with certain child protection duties.
In the United States, government authorities, elected officials, and political candidates have called for amendments to Section 230 of the Communications Decency Act (the “CDA”) that would purport to limit or remove protections afforded to technology companies. If these proposed laws are passed, or if future legislation or governmental action is proposed or taken to address concerns regarding such harms, changes could be required to our services that could restrict or impose additional costs upon the conduct of our business generally or otherwise expose us to additional liability. There are also a number of pending legal challenges to the CDA, including multiple lawsuits in United States federal courts, such as Gonzalez v. Google LLC, which is pending before the United States Supreme Court. Any weakening of the CDA could result in increased litigation costs, as well as a potentially increased chance of liability. See “Item 1A Risk factors—Risks relating to our business—Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could adversely affect our business.”
Our global businesses are subject to a variety of complex and continuously evolving income and other tax frameworks. For example, the Organization for Economic Co-Operation and Development (“OECD”) has reached political agreement for international tax reform, which includes expanding the jurisdiction of member countries to tax businesses based on some level of digital presence, as well as subjecting these companies to a global minimum tax rate of 15%. The OECD’s framework calls for countries to repeal digital services taxes once the OECD’s reforms around allocating new taxing rights to markets come into full force. The OECD has set a deadline of early 2023 to propose a multilateral convention. Several countries have made announcements concerning their intention to effect the 15% minimum tax. For example, the EU approved a directive to this effect in December 2022, requiring member states to transpose such a provision into their domestic laws by the end of 2023, with effect from 2024.
As a provider of subscription services, we are also subject to laws and regulations in certain U.S. states and other countries that apply to our automatically-renewing subscription payment models. For example, the EU’s Payment Services Directive (PSD2), which became effective in 2018, has impacted our ability to process auto-renewal payments and offer promotional or differentiated pricing for users in the EU. Also, new legislation in Germany and France has imposed additional obligations on providers of subscription services regarding the automatic renewal and cancellation of online subscriptions. Similar legislation or regulation, or changes to existing laws or regulations governing subscription payments, have been adopted or are being considered in many U.S. states.
Finally, certain U.S. states and certain countries in the Middle East and Asia have laws that specifically govern dating services.
Human capital
Our people are critical to Match Group’s continued success and we work hard to attract, retain and motivate qualified talent. As of December 31, 2022, we had approximately 2,700 full-time and approximately 20 part-time employees, which represents an 8% year-over-year increase in employee headcount. We expect our overall headcount to remain relatively flat in 2023 as we look to accelerate our efforts to control costs amid a difficult macroeconomic environment, especially in headcount-related expenses. However, we expect to continue to focus on recruiting employees in technical functions such as software engineers at growing brands and where critical needs arise, as well as to hire a number of employees and contractors to continue to bolster various privacy, safety and data security initiatives.
As of December 31, 2022, approximately 62%, 14%, and 24% of our employees reside in the Americas, Europe, and APAC and Other regions, respectively, spanning 23 countries and reflecting various cultures, backgrounds, ages, sexes, gender identities, sexual orientations, and ethnicities. Our global workforce is highly educated, with the majority of our employees working in engineering or technical roles that are central to the technological and service innovations that drive our business. Competition for qualified talent has historically been intense, particularly for software engineers and other technical staff.
We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better, more innovative services, and is crucial to our efforts to attract and retain key talent. We work to support our goals of diversifying our workforce through recruiting, retention, and people development. Our goal is to create a culture where everybody, from everywhere and with every background, can contribute, grow, and thrive.
Our compensation and benefits programs are designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals, and create long-term value for our stockholders. In addition to salaries, these programs (which vary by country/region) include annual bonuses, stock-based awards, an employee stock purchase plan, retirement benefits, healthcare and insurance benefits, paid time off, family leave, flexible work schedules, mental health and wellness programs, and employee assistance programs. We are committed to providing competitive and equitable pay. We base our compensation on market data and conduct evaluations of our compensation practices on a regular basis to determine the competitiveness and fairness of our packages.
We are committed to empowering our people with career advancement and learning opportunities. Our talent development programs provide employees with resources to help achieve their career goals, build management skills, and contribute to and, where applicable, lead their organizations.
We regularly conduct anonymous surveys to seek feedback from our employees on a variety of topics, including but not limited to, confidence in company leadership, competitiveness of our compensation and benefits, career growth opportunities, and ways to improve our company’s position as an employer of choice. The results are shared with our employees and reviewed by senior leadership, who analyze areas of progress or opportunity and prioritize actions and activities in response to this feedback to drive meaningful improvements in employee engagement.
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
The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (including related exhibits and amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
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
The remaining impacts of these agreements as of December 31, 2022 are discussed below.
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
Transition Services Agreement
Pursuant to the transition services agreement, as amended, Match Group continues to provide certain services to IAC that Former Match Group previously provided to Former IAC.
Employee Matters Agreement
Pursuant to the amended and restated employee matters agreement, Match Group will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees upon exercise.
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

Item 1A. Risk Factors
Risks relating to our business
The industry for social connection apps is competitive, with low switching costs and a consistent stream of new services and entrants, and innovation by our competitors may disrupt our business.
The industry for social connection apps is competitive, with a consistent stream of new services and entrants. Some of our competitors may enjoy better competitive positions in certain geographical regions, user demographics or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer services that are more appealing to users and potential users than our services or to respond more quickly and/or cost-effectively than us to new or changing opportunities.
In addition, within the industry for social connection apps generally, costs for consumers to switch between services are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple services at the same time. As a result, new services, entrants, and business models are likely to continue to emerge. It is possible that a new service could gain rapid scale at the expense of existing brands through harnessing a new technology or a new or existing distribution channel, creating a new or different approach to connecting people or some other means. We may need to respond by introducing new services or features, which we may not do successfully. If we do not sufficiently innovate to provide new, or improve upon existing, services that our users or prospective users find appealing, we may be unable to continue to attract new users or continue to appeal to existing users in a sufficient manner.
Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their services, take advantage of acquisition or other opportunities more readily or develop and expand their services more quickly than we do. Potential competitors also include established social media companies that may develop features or services that may compete with ours or operators of mobile operating systems and app stores. For example, Facebook offers a dating feature on its platform, which it rolled out globally several years ago and has grown dramatically in size supported by Facebook’s massive worldwide user footprint. These social media and mobile platform competitors could use strong or dominant positions in one or more markets, and ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us, including by offering different features or services that users may prefer or offering their services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.
If we are not able to compete effectively against our current or future competitors and services that may emerge or if our decisions regarding where to focus our investments are not successful long-term, the size and level of engagement of our user base may decrease, which could have an adverse effect on our business, financial condition, and results of operations.
The limited operating history of our newer brands and services makes it difficult to evaluate our current business and future prospects.
We seek to tailor each of our brands and services to meet the preferences of specific geographies, demographics, and other communities of users. Building a given brand or service is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer brands and services have experienced significant growth over relatively short periods of time, the historical growth rates of these brands and services may not be an indication of future growth rates for such services or our newer brands and services generally. We have encountered, and may continue to encounter, risks and difficulties as we build our newer brands and services. The failure to successfully scale these brands and services and address these risks and difficulties could adversely affect our business, financial condition, and results of operations.
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

Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and as consumers spend more time on mobile devices rather than desktop computers, the reach of many of our traditional advertising channels continues to contract. Similarly, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our services is adversely impacted. Additionally, recent and future changes by large tech platforms, such as Apple and Google, to advertisers’ ability to access and use unique advertising identifiers, cookies and other information to acquire potential users, such as Apple’s recent rules regarding the collection and use of identifiers for advertising (“IDFA”), have adversely impacted, and may continue to adversely impact, our advertising efforts. To continue to reach potential users and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms. Generally, the opportunities in and sophistication of newer advertising channels and methods continue to be less developed, proven and precise, making it more difficult to assess returns on investment associated with our advertising efforts and to cost-effectively identify potential users. There can be no assurance that we will be able to continue to appropriately manage our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could adversely affect our business, financial condition, and results of operations.
Our business and results of operations have been and may continue to be adversely affected by the COVID-19 outbreak or other similar outbreaks.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as the Coronavirus Disease 2019 (COVID-19) pandemic. The COVID-19 pandemic reached across the globe, resulting in the implementation of significant governmental measures intended to control the spread of the virus, including lockdowns, closures, quarantines, and travel bans, as well as changes in consumer behavior as individuals became reluctant to engage in social activities with people outside their households. While most of these measures have been relaxed throughout the world, ongoing and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus or other similar diseases, have had and may in the future have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or users’ ability to pay, for our services.
A public health epidemic, including COVID-19, poses the risk that Match Group or its employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns necessitated for the health and wellbeing of our employees, the employees of business partners, or shutdowns that may be requested or mandated by governmental authorities. For example, early on in the COVID-19 pandemic, certain of our customer support vendors were impacted by government mandated shutdowns which adversely impacted the capability of the affected brands to respond timely and effectively to user inquiries and requests. In addition, in response to the COVID-19 outbreak, we took several precautions that adversely impacted employee productivity, such as allowing employees to fully work remotely, imposing travel restrictions, and closing office locations.
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, pandemics such as the COVID-19 pandemic could increase the magnitude of many of the other risks described in this annual report, and have other adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, such as COVID-19, it could materially and adversely affect our business, financial condition, and results of operations. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends affecting our business—Impacts of the Coronavirus.”
Foreign currency exchange rate fluctuations have adversely affected and may continue to adversely affect our results of operations.
We operate in various international markets, including jurisdictions within the EU and Asia. During periods of a strengthening U.S. dollar, which we experienced throughout much of 2022, our international revenues have been and will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses.
The departure of the United Kingdom from the EU, commonly referred to as “Brexit,” has caused, and may continue to cause, volatility in currency exchange rates between the U.S. dollar and the British Pound and the full impact of Brexit remains uncertain. For additional information and for an example of how international revenues were impacted in 2022 by a strengthened U.S. dollar, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Effects of Changes in Foreign Exchange Rates on Revenue,“ and Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”
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
Additionally, our mobile applications are almost exclusively accessed through the Apple App Store and Google Play Store. Both Apple and Google have broad discretion to change their policies regarding their mobile operating systems and app stores in ways that may limit, eliminate or otherwise interfere with our ability to distribute or market our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of them do so, our business, financial condition and results of operations could be adversely affected. For example, in 2021 Apple made changes to its policy on the processing of Apple’s IDFA, requiring app users to opt in before their IDFA can be accessed by an application. As a consequence, the ability of advertisers to accurately target and measure the effectiveness of their advertising campaigns at the user level has been limited and we and other app developers have experienced increased cost per registration. Additionally, Apple and Google are known to retaliate against application developers who publicly or privately challenge their app store rules and policies, and such retaliation has and could adversely affect our business, financial condition, and results of operations.
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

As the distribution of our services through app stores increases, in order to maintain our profit margins, we may need to offset increasing app store fees by decreasing traditional marketing expenditures, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition, and results of operations could be adversely affected.
We rely on the Apple App Store and the Google Play Store to distribute and monetize our mobile applications and related in-app services. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features within these applications. We generally determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features are required to be processed through the in-app payment systems provided by Apple and Google, although some of our applications are currently able to use their own payment systems for in-app purchases made on Android devices. Where we are required to use Apple’s or Google’s payment systems, we pay Apple and Google, as applicable, a meaningful share (generally 30%, although as of January 1, 2022 Google reduced the percentage applicable to subscriptions to 15%) of the revenue we receive from these transactions. While we are constantly innovating on and creating our own payment systems and methods, given the ever increasing distribution of our services through app stores and the combination of their strict anti-steering rules and mandates to use the in-app payments systems tied into those app stores, we may need to offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.
On March 31, 2022, Google began enforcing its new in-app payments policy, which requires all developers to process all in-app purchases of subscriptions and features entirely through Google’s in-app payment system. If an application developer failed to comply by June 1, 2022, Google threatened to remove that developer’s applications from the Google Play Store and not allow them to make updates to their applications. In May 2022, several of our subsidiaries filed a complaint in federal district court in California against Google alleging that Google’s dominance and anti-competitive conduct in the Android app distribution and in-app payment markets violate federal antitrust laws, particularly with respect to the requirement that we use Google’s in-app payment system exclusively. While Google has already enforced its new payments policy in most jurisdictions, it has not done so with respect to our applications due to a stipulation reached in the ongoing Google litigation. Google has filed certain counterclaims against us in which they seek damages as well as a declaratory judgment to allow them to remove our applications from the Google Play Store. While we believe Google’s counterclaims are without merit, if Google prevails in the Google litigation, Google may be permitted to remove certain of our applications from the Google Play Store or we may be required to incur additional significant in-app purchase fees for past as well as future purchases, which would cause our business, financial condition, and results of operations to be materially adversely affected. For additional information, see“Item 1—Business—Dependencies on services provided by others—App Stores” and “Item 3 Legal Proceedings—Google Litigation.”
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across Match Group and its various businesses is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. Effective succession planning is also important to our future success. In the last 12 months, there have been significant changes to our senior leadership team, including our Chief Executive Officer and the Chief Executive Officer of Tinder, our largest brand. These changes and any future significant leadership changes or senior management transitions involve inherent risk. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial, and operating goals, as well as our business, financial condition, and results of operations generally, could be adversely affected. In addition to intense competition for talent, workforce dynamics are constantly evolving. If we do not manage changing workforce dynamics effectively, it could materially adversely affect our culture, reputation and operational flexibility.

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
From time to time we have, and may continue to, augment and enhance, or transition to other, enterprise resource planning, human resources, financial, or other systems. Such actions may cause us to experience difficulties in managing our systems and processes, which could disrupt our operations, the management of our finances, and the reporting of our financial results, which in turn, may result in our inability to manage the growth of our business and to accurately forecast and report our results, each of which could adversely affect our business, financial condition, and results of operations.
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
The impact of cyber or similar attacks experienced by third parties who provide services to us or otherwise process data on our behalf could have a similar effect on us. Moreover, even cyber or similar attacks that do not directly affect us or our third party service providers or data processors may result in widespread access to user data, for instance through account login credentials that such users might have used across multiple internet sites, including our sites, or directly through access to user data that these third party service providers could process in the context of the services they provide to us. These events can lead to government enforcement actions, fines and litigation, as well as loss of consumer confidence generally, which could make users less likely to use or continue to use online services generally, including our services. The occurrence of any of these events could have an adverse effect on our business, financial condition, and results of operations.

Our success depends, in part, on the integrity of third-party systems and infrastructure.
We rely on third parties, primarily data center and cloud-based, hosted web service providers, such as Amazon Web Services, as well as third party computer systems, broadband and other communications systems, and service providers, in connection with the provision of our services generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations. Any changes in service levels at our data centers or hosted web service providers or any interruptions, outages, or delays in our systems or those of our third party providers, deterioration in the performance of these systems, or cyber or similar attacks on these systems could impair our ability to provide our services or process transactions with our users, which would adversely impact our business, financial condition and results of operations. For additional information, see “Item 1—Business—Dependencies on services provided by others—Cloud and Other Services.”
If the security of personal and confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event and our reputation could be harmed.
We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, without limitation, including credit card information and user-to-user communications, and enable our users to share their personal information with each other. In some cases, we engage third party service providers to store or process this information. We continuously develop and maintain systems to protect the security, integrity, and confidentiality of this information, but we have experienced past incidents and cannot guarantee that inadvertent or unauthorized use or disclosure will not occur in the future or that third parties will not gain unauthorized access to this information despite our efforts. When such events occur, we may not be able to remedy them, and we may be required by law to notify regulators and individuals whose personal information was processed, used or disclosed without authorization, be subject to claims against us, including government enforcement actions, fines and litigation, and have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of security (or the security of our service providers) occur, the perception of the effectiveness of our security measures, the security measures of our service providers, and our reputation may be harmed, we may lose current and potential users and our various brands’ reputations and competitive positions may be tarnished, any or all of which might adversely affect our business, financial condition, and results of operations.
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
The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business. For example, in 2017, the Federal Communications Commission adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by internet service providers. To the extent internet service providers engage in such blocking, throttling, “paid prioritization” of content, or similar actions as a result of this order and the adoption of similar laws or regulations, our business, financial condition, and results of operations could be adversely affected.
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
Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, our existing trademarks, patents, or trade secrets can be, and, on rare occasions, have been, determined to be invalid or unenforceable, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection. The occurrence of any of these events could tarnish our brands’ reputations, limit our ability to market them, or impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition, and results of operations.
From time to time, we have been subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents, and other intellectual property rights held by third parties and of invalidity of our own rights. In addition, from time to time we have engaged in litigation, and may continue to do so in the future, to enforce our intellectual property rights, protect our trade secrets and patents, or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition, and results of operations.
We operate in various international markets, including certain markets in which we have limited experience, and some of our brands continue to seek to increase their international scope. As a result, we face additional risks in connection with certain of our international operations.
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
We have made acquisitions in the past, including our acquisitions of Hyperconnect in June 2021 and The League in July 2022, and continue to seek potential acquisition candidates. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:
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
We have incurred impairment charges related to our intangible assets in the past and may incur further impairment charges related to our goodwill and other intangible assets in the future, which have required us to, and in the future may again require us to, record a significant charge to earnings.
We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangible assets. We assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if an event occurs or there is a change in circumstances that indicates the carrying value may not be recoverable, including, but not limited to, a decline in our stock price and market capitalization, reduced future cash flow estimates, or slower growth rates in our industry. For example, in 2022, we recorded impairment charges related to Hyperconnect intangible assets that stemmed from a decline in long-term projections for the business since the acquisition in June 2021, including adverse foreign currency impacts in certain of Hyperconnect’s key markets, and the use of higher discount rates to value the assets. There were also additional impairments in 2022 related to other more established trade names. We may in the future be required to record additional significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively affecting our results of operations. For further information, see “Note 5—Goodwill and Intangible Assets” to the consolidated financial statements included in “Part II, Item 8—Consolidated Financial Statements and Supplementary Data.”
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
Our operations are subject to the effects of high rates of inflation and volatile global economic conditions.
The United States, Europe and other key global markets have recently experienced historically high levels of inflation, which have impacted, among other things, employee compensation expenses. If inflation rates continue to remain historically high or if rates increase any further, it will likely further affect our expenses, and it may reduce consumer discretionary spending, which could affect the buying power of our users and lead to a reduced demand for our services, particularly for à la carte features or at brands that serve consumers with less discretionary income. Additionally, geopolitical developments, such as the war in Ukraine, tensions with China, climate change, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, slower growth or recession, changes to fiscal and monetary policy, inflation, higher interest rates, the availability and cost of credit, and the strength of the economies in which we and our users are located, have adversely affected and may continue to adversely affect our business, financial condition, and results of operations.
Risks relating to our indebtedness
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of December 31, 2022, we had total debt outstanding of approximately $3.9 billion and borrowing availability of $749.6 million under our revolving credit facility.
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
In addition, Alan G. Spoon serves as a director of each of Match Group and IAC. The fact that Mr. Spoon holds positions with both Match Group and IAC could create, or appear to create, potential conflicts of interest for him when facing decisions that may affect both Match Group and IAC, and he also faces conflicts of interest with regard to the allocation of his time between Match Group and IAC.

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
These dilutive securities are reflected in our dilutive earnings per share calculation contained in our financial statements for fiscal years ended December 31, 2022, 2021, and 2020. For more information, see “Note 10—Earnings per Share” to the consolidated financial statements included in “Part II, Item 8—Consolidated Financial Statements and Supplementary Data.” Intra-quarter movements in our stock price, could lead to more or less dilution than reflected in these calculations.
We do not expect to declare any regular cash dividends in the foreseeable future.
We have no current plans to pay cash dividends on our common stock. Instead, we anticipate that all of our future earnings will be retained to support our operations, to finance the growth and development of our business, and to fund our share repurchase program. We are not obligated to pay dividends on our common stock. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking regular cash dividends should not purchase our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Match Group believes that the facilities for its management and operations are generally adequate for its current and near-term future needs. Match Group’s facilities, whether owned or leased, are in various cities in the United States and abroad, and generally consist of executive and administrative offices and data centers. We also believe that, if we require additional space, we will be able to lease additional facilities on commercially reasonable terms.
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
Derivative Complaint against Former Match Group
On February 28, 2020, a Former Match Group shareholder filed a shareholder derivative complaint in federal district court in Delaware against Former Match Group and its board of directors seeking to recover unspecified monetary damages on behalf of the Company and require the Company to implement and maintain unspecified internal controls and corporate governance practices and procedures. See Michael Rubin et al. v. Match Group, Inc. et al., Case No. 1:20-cv-00299 (District of Delaware). Invoking the allegations of the FTC lawsuit and Crutchfield securities class action lawsuit described above, the complaint alleges that the defendants caused or failed to prevent the alleged issues giving rise to the FTC complaint, received or approved compensation tied to the alleged wrongful conduct and sold Former Match Group stock with inside knowledge of the purported conduct. On February 25, 2021, another Match Group shareholder filed a shareholder derivative complaint in the Delaware Court of Chancery on behalf of nominal defendant Match Group, Inc. against its board of directors seeking to recover unspecified monetary damages. See Daniel Ochoa v. Match Group, Inc. et al, C.A. No. 2021-0158-MTZ (Delaware Court of Chancery). The complaint alleges federal securities laws violations and that Match Group’s directors breached their fiduciary duties by purportedly exercising inadequate oversight to prevent the alleged issues giving rise to the FTC complaint and by purportedly transacting in Match Group stock while possessing knowledge of these issues. On February 6, 2023, orders granting stipulations for voluntary dismissal were issued in the Rubin and Ochoa cases.

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
Newman Derivative and Stockholder Class Action Regarding Separation Transaction
On June 24, 2020, a Former Match Group shareholder filed a complaint in the Delaware Court of Chancery against Former Match Group and its board of directors, as well as Match Group, IAC Holdings, Inc., and Barry Diller seeking to recover unspecified monetary damages on behalf of the Company and directly as a result of his ownership of Former Match Group stock in relation to the separation of Former Match Group from its former majority shareholder, Match Group. See David Newman et al. v. IAC/Interactive Corp. et al., C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). The complaint alleges that that the special committee established by Former Match Group’s board of directors to negotiate with Match Group regarding the separation transaction was not sufficiently independent of control from Match Group and Mr. Diller and that Former Match Group board members failed to adequately protect Former Match Group’s interest in negotiating the separation transaction, which resulted in a transaction that was unfair to Former Match Group and its shareholders. On January 21, 2021, the case was consolidated with other shareholder actions, and an amended complaint was filed on April 14, 2021. See In Re Match Group, Inc. Derivative Litigation, Consolidated C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). On September 1, 2022, the court granted defendants’ motion to dismiss with prejudice. On October 3, 2022, plaintiffs filed an amended notice of appeal with the Delaware Supreme Court. We believe that the allegations in this lawsuit and the appeal are without merit and will defend vigorously against them.
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
Google Litigation
On May 9, 2022, Match Group, LLC, Humor Rainbow, Inc., Plenty of Fish Media ULC, and People Media, Inc. (collectively, the “Match Group Parties”) filed a complaint in federal district court in California against Google LLC, Google Ireland Limited, Google Commerce Limited, Google Asia Pacific Pte. Limited, and Google Payment Corp. (collectively, “Google”). See Match Group, LLC et al. v. Google LLC et al., No. 3:22-cv-02746-JD (Northern District of California). In the lawsuit, the Match Group Parties allege that Google’s dominance and anti-competitive conduct in the Android app distribution and in-app payment markets violate federal antitrust laws and California state law, particularly with respect to Google’s requirement that the Match Group Parties use Google Play Billing exclusively and end their practice of offering users payment options for in-app purchases. The Match Group Parties seek injunctive relief preventing Google from requiring their apps to use Google Play Billing, as well as monetary and other relief. The lawsuit was deemed related to the multi-district litigation ("MDL") In re Google Play Store Antitrust Litigation, 3:21-md-02981-JD (Northern District of California) and coordinated with that MDL for certain pre-trial and trial purposes. On November 17, 2022, the Match Group Parties filed an amended complaint to assert per se violations of Section 1 of the Sherman Act against Google.
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
As of January 31, 2023, there were 1,014 holders of record of the Company’s common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
Stock Performance Graph
The following graph compares the cumulative total return (assuming dividend reinvestment, as applicable) of Match Group common stock (including such cumulative total return of Former Match Group common stock for the period prior to, and adjusted for, the separation of Match Group and IAC), the NASDAQ Composite index, the Russell 1000 Technology Index, and the Standard & Poor’s 500 Stock Index, in each case, based on $100 invested at the close of trading on December 31, 2017 through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
Match Group, Inc. Common Stock
Among Match Group, Inc., the NASDAQ Composite Index,
the Russell 1000 Technology Index, and the S&P 500 Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Match Group, Inc.	$100.00	$143.71	$275.90	$482.88	$422.39	$132.51
NASDAQ Composite Index	$100.00	$97.18	$132.88	$192.74	$235.56	$158.97
Russell 1000 Technology Index	$100.00	$98.79	$145.44	$213.36	$292.67	$191.37
S&P 500 Index	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77

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
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, fees for professional services (including transaction-related costs for acquisitions), and facilities costs.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing, and enhancement of service offerings and related technology.
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. At December 31, 2022, there was $0.4 million in outstanding letters of credit and $749.6 million of availability under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2022 and December 31, 2021, the Term Loan bore interest at LIBOR plus 1.75% and the then applicable rates were 6.49% and 1.91%, respectively. At December 31, 2022, $425 million was outstanding.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. At December 31, 2022, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. At December 31, 2022, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. At December 31, 2022, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. At December 31, 2022, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. At December 31, 2022, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - During the third quarter of 2017, Match Group FinanceCo, Inc., a subsidiary of the Company, issued $517.5 million aggregate principal amount of 0.875% Exchangeable Senior Notes due October 1, 2022, which were exchangeable into shares of the Company's common stock. Interest was payable each April 1 and October 1. In October 2022, the then outstanding 2022 Exchangeable Notes were settled at maturity with cash on hand.
•2026 Exchangeable Notes - During the second quarter of 2019, Match Group FinanceCo 2, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 0.875% Exchangeable Senior Notes due June 15, 2026, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. The outstanding balance of the 2026 Exchangeable Notes at December 31, 2022 was $575 million.
•2030 Exchangeable Notes - During the second quarter of 2019, Match Group FinanceCo 3, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 2.00% Exchangeable Senior Notes due January 15, 2030, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. The outstanding balance of the 2030 Exchangeable Notes at December 31, 2022 was $575 million.
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

MANAGEMENT OVERVIEW
Match Group, Inc., through its portfolio companies, is a leading provider of digital technologies designed to help people make meaningful connections. Our global portfolio of brands includes Tinder®, Hinge®, Match®, Meetic®, OkCupid®, Pairs™, Plenty Of Fish®, Azar®, Hakuna®, and more, each built to increase our users’ likelihood of connecting with others. Through our trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
Sources of Revenue
All of our services provide the use of certain features for free as well as a variety of additional features through a subscription or, for certain features, on a pay-per-use, or à la carte, basis. Our revenue is primarily derived directly from users in the form of recurring subscription fees and à la carte purchases.
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
Trends affecting our business
Over the last several years, we have seen significant changes in our business. Tinder has grown from incubation to the largest contributing brand in our portfolio and Hinge has grown meaningfully since acquisition. We have acquired brands such as Azar, Hakuna, and The League and incubated new brands such as Chispa™, BLK®, Stir, and Upward, where we have seen initial growth and we expect to see additional growth opportunities into the future. With our evolving portfolio of brands, we have seen a number of other significant trends in our business in recent years, including the following:
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
Changing paid acquisition dynamics. Even as we increase our acquisition of lower cost users, paid acquisition of users remains an important driver of our business. The channels through which we market our brands are always evolving, but we are currently in a period of rapid change as TV and video consumption patterns evolve and internet consumption occurs regularly on mobile devices. As we adapt our paid marketing activities to maximize user engagement with our brands, we may increase our use of paid advertising at brands where we traditionally relied on word-of-mouth engagement to leverage these shifts in media consumption patterns and fuel international growth. Other brands in our portfolio may reduce paid marketing activities to reflect the change in audience engagement.
In-App Purchase Fees. Purchases made by our customers through mobile applications, as opposed to desktop or mobile web, continue to increase. Purchases processed through the in-app payments systems provided by the Apple App Store and Google Play Store are subject to in-app purchase fees, which are generally

30% of the purchase price (Google reduced its in-app purchase fees for subscriptions to 15% as of January 1, 2022). As a result, the percentage of our revenues paid to Apple and Google continues to be a significant and growing expense. For additional information, see “Item 1 Business—Dependencies on services provided by others—App Stores.”
On March 31, 2022, Google began enforcing its new in-app payments policy, which requires all developers to process all in-app purchases of subscriptions and features entirely through Google’s in-app payment system. If an application developer failed to comply by June 1, 2022, Google threatened to remove that developer’s applications from the Google Play Store and not allow it to make updates to its applications. In May 2022, several of our subsidiaries filed a complaint in federal district court in California against Google alleging that Google’s dominance and anti-competitive conduct in the Android app distribution and in-app payment markets violate federal antitrust laws, particularly with respect to the requirement that we use Google’s in-app payment system exclusively. For additional information, see “Item 3 Legal Proceedings—Google Litigation.” While Google has already enforced its new payments policy in most jurisdictions, it has not done so with respect to our applications due to a stipulation reached by the parties in the ongoing Google litigation.
Increase in acceptance and growth of technologies to meet people globally. Over the past decade, there has been meaningful growth in the usage of technologies to meet people in North America and Western Europe, and we see the potential for similar growth in the rest of the world in the years ahead. As more internet-connected people seeking connections utilize technologies to meet people and the stigma around using such technologies continues to erode, we believe that there is potential for accelerating growth in the use of these technologies globally. As a result, new services, entrants to the market, and business models are likely to continue to emerge, sometimes at the expense of our existing brands, through harnessing a new technology or a new or existing distribution channel, creating a new or different approach to connecting people, or some other means.
Implementing new technologies that enhance our user experience. We expect new technologies to continue to drive user engagement. As new technologies develop, we evaluate if those technologies can be incorporated into our apps and will enhance the user experience. We believe that implementation of recent advances in technology, such as live video and live experiences, have enhanced our brands’ ability to attract and retain users. We expect new technologies to continue to drive user engagement and expect other technologies beyond video and live experiences to be tested in our services and incorporated into our apps in the future.
Impacts of the Coronavirus. When the novel coronavirus (“COVID-19”) first hit Western Europe and the U.S. in 2020, user engagement increased significantly, but subscribers who purchase a subscription for the first time (“first-time subscribers”) declined at most of our brands as meeting in person was restricted. As 2020 progressed, propensity to pay rebounded across our portfolio, and first-time subscribers climbed amid reduced COVID-19 cases, but then faced new headwinds at the end of 2020. In 2021 and continuing into 2022, we saw a new normalization level as vaccines rolled out globally, even as several countries experienced additional waves of cases. The Omicron variant surge caused a modest impact on our business, with rolling global effects as the wave passed through various parts of the globe. Despite these past effects, the business has proven to be quite resilient over the last three years and we do not currently expect significant effects from COVID-19 in the near future.
Other trends or factors affecting the comparability of our results
Advertising spend. Our advertising spend, which is included in our selling and marketing expense, has consistently been one of our larger operating expenses. How we deploy our advertising spend varies among brands, with the majority of our advertising spend taking place online, including search engines, social media sites, streaming services and influencers. Additionally, some brands utilize television and out-of-home marketing campaigns, such as on outdoor billboards. For established brands, we seek to optimize for total return on advertising spend by frequently analyzing and adjusting spend to focus on marketing channels and markets that generate returns above our thresholds. Our data-driven approach provides us the flexibility to scale and optimize our advertising spend. We spend advertising dollars against an expected lifetime value of a Payer that is realized over a multi-year period. While this advertising spend is intended to be profitable on that basis, it is nearly always negative during the period in which the expense is incurred. For newer brands that are gaining scale, or existing brands that are expanding into new geographies, we may make incremental advertising investments to establish the brand before optimizing monetization of the brand. In general, our more established brands spend a higher proportion of their revenue on advertising while our newer brands spend a lower proportion and tend to rely more on word of mouth and other viral marketing. Our advertising spend may be incurred unevenly throughout the year.
International markets. Our services are available across the world. Our international revenue represented 55% and 54% of our total revenue for years ended December 31, 2022 and 2021, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenue in local currencies. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.
2022 Consolidated Results
In 2022, revenue grew 7%, operating income decreased 40%, and Adjusted Operating Income grew 6% year-over-year. Revenue growth was primarily due to strong growth at Tinder and Hinge, as well as the acquisition of Hyperconnect in June 2021. Operating income and Adjusted Operating Income benefited from lower selling and marketing expense and general and administrative expense as a percentage of revenue, both excluding stock-based compensation expense, partially offset by an increase in cost of revenue due to higher-in app fees, and an increase in product development expense primarily due to increase in compensation expense. Operating income was further impacted by impairments of intangible assets and increased stock-based compensation expense primarily due to new grants made during the year.

Results of Operations for the years ended December 31, 2022, 2021 and 2020
The following discussion should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data.” For a discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.
Revenue

	Years Ended December 31,
	2022	Change	% Change	2021	Change	% Change	2020

	(Amounts in thousands, except ARPU)
Direct Revenue:
Americas	$1,629,069	$117,012	8%	$1,512,057	$264,096	21%	$1,247,961
Europe	848,886	27,059	3%	821,827	141,699	21%	680,128
APAC and Other	652,266	63,279	11%	588,987	172,352	41%	416,635
Total Direct Revenue	3,130,221	207,350	7%	2,922,871	578,147	25%	2,344,724
Indirect Revenue	58,622	(1,784)	(3)%	60,406	13,861	30%	46,545
Total Revenue	$3,188,843	$205,566	7%	$2,983,277	$592,008	25%	$2,391,269

Direct Revenue
Tinder	$1,794,467	$144,710	9%	$1,649,757	$294,357	22%	$1,355,400
Hinge	283,668	87,130	44%	196,538	106,393	118%	90,145
Other brands	1,052,086	(24,490)	(2)%	1,076,576	177,397	20%	899,179
Total Direct Revenue	$3,130,221	$207,350	7%	$2,922,871	$578,147	25%	$2,344,724

Percentage of Total Revenue:
Direct Revenue:
Americas	51%			51%			52%
Europe	27%			27%			29%
APAC and Other	20%			20%			17%
Total Direct Revenue	98%			98%			98%
Indirect Revenue	2%			2%			2%
Total Revenue	100%			100%			100%

Payers(a):
Americas	8,169	160	2%	8,009	896	13%	7,113
Europe	4,599	110	2%	4,489	461	11%	4,028
APAC and Other	3,568	581	19%	2,987	578	24%	2,409
Total	16,336	851	5%	15,485	1,935	14%	13,550

(Change calculated using non-rounded numbers)
RPP(a):
Americas	$16.62	$0.89	6%	$15.73	$1.11	8%	$14.62
Europe	$15.38	$0.13	1%	$15.25	$1.18	8%	$14.07
APAC and Other	$15.24	$(1.19)	(7)%	$16.43	$2.02	14%	$14.41
Total	$15.97	$0.24	2%	$15.73	$1.31	9%	$14.42
______________________
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

For the year ended December 31, 2022 compared to the year ended December 31, 2021
Americas Direct Revenue grew $117.0 million, or 8%, in 2022 versus 2021, driven by 6% growth in RPP and 2% growth in Payers. RPP growth was driven by both higher average prices paid for subscriptions and increased average á la carte purchases per Payer at Tinder and Hinge. Growth in Payers was primarily driven by Tinder and Hinge, partially offset by decreases at Plenty Of Fish and Match.
Europe Direct Revenue grew $27.1 million, or 3%, in 2022 versus 2021, driven by 2% growth in Payers and 1% growth in RPP. Growth in Payers and RPP was primarily due to Tinder with contributions from Hinge and the acquisition of Hyperconnect in June 2021, partially offset by decreases at Meetic. RPP growth was unfavorably impacted by the strength of the U.S. dollar against the Euro and British Pound compared to 2021.
APAC and Other Direct Revenue grew $63.3 million, or 11%, in 2022 versus 2021, driven by 19% growth in Payers, partially offset by a 7% decrease in RPP. Payer growth was primarily driven by Tinder and the acquisition of Hyperconnect. RPP was unfavorably impacted by the strength of the U.S. dollar compared to the Japanese Yen and Turkish Lira.
Indirect Revenue decreased $1.8 million primarily due to lower ad impressions, partially offset by a higher rate per impression compared to the prior year.
Cost of revenue (exclusive of depreciation)

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(Dollars in thousands)
Cost of revenue	$959,963	$120,655	14%	$839,308	$203,475	32%	$635,833
Percentage of revenue	30%			28%			27%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Excluding the Hyperconnect acquisition, cost of revenue increased 9% primarily due to an increase in in-app purchase fees of $47.7 million, which included a $21.2 million escrow amount related to litigation regarding the fees paid to the Google Play Store, and an increase in hosting fees of $26.4 million. The additional 5% increase is due to the acquisition of Hyperconnect in June 2021. For the year ended December 31, 2022, total in-app purchase fees were $622.5 million.
Selling and marketing expense

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(Dollars in thousands)
Selling and marketing expense	$534,517	$(31,942)	(6)%	$566,459	$86,552	18%	$479,907
Percentage of revenue	17%			19%			20%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Selling and marketing expense decreased as a result of reduced marketing spend at most brands across the portfolio.

General and administrative expense

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(Dollars in thousands)
General and administrative expense	$435,868	$21,047	5%	$414,821	$103,614	33%	$311,207
Percentage of revenue	14%			14%			13%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
General and administrative expense increased primarily due to an increase in compensation expense of $35.2 million primarily related to (i) an increase in stock-based compensation associated with new awards granted in 2022 and higher modification expense on existing awards, and (ii) an increase in headcount. Additional increases were due to an increase in travel expenses of $12.9 million as in person activities began to return to pre-pandemic levels. These increases were partially offset by a decrease in legal and other professional fees, partially due to higher expense in 2021 related to the former Tinder employee litigation and fees related to the Hyperconnect acquisition in June 2021.
Product development expense

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(Dollars in thousands)
Product development expense	$333,639	$92,590	38%	$241,049	$71,238	42%	$169,811
Percentage of revenue	10%			8%			7%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Product development expense increased primarily due to an increase in compensation expense of $91.8 million in part due to increased headcount at Tinder and Hinge and an increase in stock-based compensation associated with new awards granted in 2022.
Depreciation

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(Dollars in thousands)
Depreciation	$43,594	$2,192	5%	$41,402	$131	—%	$41,271
Percentage of revenue	1%			1%			2%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Depreciation increased primarily due to an increase in building and leasehold improvements and furniture and other equipment.

Impairment and amortization of intangibles

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(Dollars in thousands)
Impairment of intangibles	$319,534	$319,534	NM	$—	$—	—%	$—
Amortization of intangibles	46,723	18,164	64%	28,559	21,034	280%	7,525
Impairment and amortization of intangibles	$366,257	$337,698	NM	$28,559	$21,034	280%	$7,525
Percentage of revenue	11%			1%			—%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Impairment of intangibles in 2022 was primarily composed of an impairment of $270.1 million related to Hyperconnect intangible assets that stemmed from a decline in projections related to a lower outlook for the business since the acquisition in June 2021, including foreign currency impacts in certain of Hyperconnect’s key markets, and the use of increased discount rates in the valuation of the Azar and Hakuna brands as a result of increased risk-free rates and overall market volatility in general. There were also additional impairments in 2022 of $49.4 million related to the Meetic and Match brands in Europe and certain affinity brands in the U.S.
Amortization of intangibles increased primarily due to an increase in definite-lived intangibles related to the acquisition of Hyperconnect in June 2021.
Operating Income and Adjusted Operating Income

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(Dollars in thousands)
Operating income	$515,005	$(336,674)	(40)%	$851,679	$105,964	14%	$745,715
Percentage of revenue	16%			29%			31%

Adjusted Operating Income	$1,128,736	$60,280	6%	$1,068,456	$171,677	19%	$896,779
Percentage of revenue	35%			36%			38%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income, see “Non-GAAP Financial Measures.”
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Operating income decreased 40% or $336.7 million, and Adjusted Operating Income increased 6% or $60.3 million. Operating income and Adjusted Operated Income each benefited from the increase in revenue of $205.6 million which was driven by growth at Tinder and Hinge as well as the acquisition of Hyperconnect, and lower selling and marketing expense and general and administrative expense as a percentage of revenue, both excluding stock-based compensation expense. That benefit was partially offset by an increase in cost of revenue due to higher in-app purchase fees, including a $21.2 million escrow amount related to litigation with Google in 2022, and an increase in product development expense primarily due to increased compensation expense. Operating income further declined due to the impairments of intangible assets of $319.5 million and increased stock-based compensation expense.
At December 31, 2022, there was $369.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Interest expense

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(Dollars in thousands)
Interest expense	$145,547	$15,054	12%	$130,493	$(131)	—%	$130,624
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Interest expense increased primarily due to the issuance of the 3.625% Senior Notes on October 4, 2021 and a higher LIBOR rate on the Term Loan in 2022; partially offset by decreases from the settlement and maturity of the remaining 2022 Exchangeable Notes.
Other income (expense), net

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(Dollars in thousands)
Other income (expense), net	$8,033	$473,071	NM	$(465,038)	$(480,899)	NM	$15,861
________________________
NM = not meaningful
Other income, net, in 2022 includes interest income of $4.4 million, gains of $3.5 million related to finalization of a legal settlement, and gains of $2.7 million related to mark-to-market adjustments pertaining to liability classified equity instruments. These items were partially offset by $2.0 million in net foreign currency losses.
Other expense, net, in 2021 includes a $441.0 million loss related to the settlement of the former Tinder employee litigation, a $14.6 million loss related to the changes in fair value of derivatives created as we repurchased a portion of our outstanding 2022 Exchangeable Notes, a $5.2 million inducement expense arising from the repurchased 2022 Exchangeable Notes, and $1.8 million in net foreign currency losses. These items were partially offset by $2.4 million of fair market value gains on the net settlement of certain note hedges and warrants relating to the repurchased 2022 Exchangeable Notes.
Income tax provision (benefit)

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(Dollars in thousands)
Income tax provision (benefit)	$15,361	$35,258	NM	$(19,897)	$(63,170)	NM	$43,273
Effective income tax rate	4%			NM			7%
For discussion of income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
For the year ended December 31, 2022, the Company recorded an income tax provision from continuing operations of $15.4 million at an effective tax rate of 4%, which is lower than the statutory rate primarily due to (i) a reversal of valuation allowances in certain foreign jurisdictions as we expect to be able to use the deferred tax assets in these jurisdictions in the coming years, (ii) favorable outcomes of tax audits and (iii) a lower tax rate on U.S. income derived from foreign sources.
For the year ended December 31, 2021, the Company recorded an income tax benefit of $19.9 million, despite pre-tax income, primarily due to (i) excess tax benefits generated by the exercise and vesting of stock-based awards and (ii) research credits. This benefit was partially offset by an increase in the valuation allowance for foreign losses and U.S. foreign tax credits.

In August 2022, the Inflation Reduction Act (“IRA”) was enacted. Among other things, the IRA imposes a 15% corporate alternative minimum tax (“AMT”) for tax years beginning after December 31, 2022, and levies a nondeductible 1% excise tax on net stock repurchases after December 31, 2022. Currently, we do not qualify for the AMT. The impact of the new excise tax will vary depending on the amount and frequency of any future share repurchases, as well as any permitted reductions or exceptions to the amount subject to the excise tax.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$361,946	$277,723	$162,329
Add back:
Net (loss) earnings attributable to noncontrolling interests	(2,027)	(1,169)	59,280
Loss (earnings) from discontinued operations, net of tax	2,211	(509)	366,070
Income tax provision (benefit)	15,361	(19,897)	43,273
Other (income) expense, net	(8,033)	465,038	(15,861)
Interest expense	145,547	130,493	130,624
Operating Income	515,005	851,679	745,715
Stock-based compensation expense	203,880	146,816	102,268
Depreciation	43,594	41,402	41,271
Impairment and amortization of intangibles	366,257	28,559	7,525
Adjusted Operating Income	$1,128,736	$1,068,456	$896,779
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	Years ended December 31,
	2022	$ Change	% Change	2021

	(Dollars in thousands)
Revenue, as reported	$3,188,843	$205,566	7%	$2,983,277
Foreign exchange effects	207,939
Revenue excluding foreign exchange effects	$3,396,782	$413,505	14%	$2,983,277

Americas Direct Revenue, as reported	$1,629,069	$117,012	8%	$1,512,057
Foreign exchange effects	7,494
Americas Direct Revenue, excluding foreign exchange effects	$1,636,563	$124,506	8%	$1,512,057

Europe Direct Revenue, as reported	$848,886	$27,059	3%	$821,827
Foreign exchange effects	100,682
Europe Direct Revenue, excluding foreign exchange effects	$949,568	$127,741	16%	$821,827

APAC and Other Direct Revenue, as reported	$652,266	$63,279	11%	$588,987
Foreign exchange effects	97,255
APAC and Other Direct Revenue, excluding foreign exchange effects	$749,521	$160,534	27%	$588,987

	Years ended December 31,
	2022	$ Change	% Change	2021

RPP, as reported	$15.97	$0.24	2%	$15.73
Foreign exchange effects	1.05
RPP, excluding foreign exchange effects	$17.02	$1.29	8%	$15.73

Americas RPP, as reported	$16.62	$0.89	6%	$15.73
Foreign exchange effects	0.07
Americas RPP, excluding foreign exchange effects	$16.69	$0.96	6%	$15.73

Europe RPP, as reported	$15.38	$0.13	1%	$15.25
Foreign exchange effects	1.83
Europe RPP, excluding foreign exchange effects	$17.21	$1.96	13%	$15.25

APAC and Other RPP, as reported	$15.24	$(1.19)	(7)%	$16.43
Foreign exchange effects	2.27
APAC and Other RPP, excluding foreign exchange effects	$17.51	$1.08	7%	$16.43

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents:
United States	$399,732	$642,686
All other countries	172,663	172,698
Total cash and cash equivalents	572,395	815,384
Short-term investments	8,723	11,818
Total cash and cash equivalents and short-term investments	$581,118	$827,202

Long-term debt, net:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2022 Exchangeable Notes	—	100,500
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,875,000	3,975,500
Less: Current maturities of long-term debt	—	100,500
Less: Unamortized original issue discount	4,366	5,215
Less: Unamortized debt issuance costs	34,908	40,364
Total long-term debt, net	$3,835,726	$3,829,421
Long-term Debt
For a detailed description of long-term debt, see “Note 7—Long-term Debt, net” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
Cash Flow Information
In summary, the Company’s cash flows from continuing operations are as follows:

	Years ended December 31,
	2022	2021	2020

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$525,688	$912,499	$788,552
Net cash used in investing activities attributable to continuing operations	(71,702)	(939,825)	(3,922,131)
Net cash (used in) provided by financing activities attributable to continuing operations	(689,173)	111,106	1,787,846

2022
Net cash provided by operating activities attributable to continuing operations in 2022 includes adjustments to earnings consisting primarily of $366.3 million of impairments and amortization of intangibles; $203.9 million of stock-based compensation expense; $43.6 million of depreciation; and other adjustments of $7.0 million, which includes amortization of deferred financing costs of $6.7 million. Partially offsetting these adjustments was a deferred income tax benefit of $30.0 million. The decrease in cash from changes in working capital primarily consists of a decrease in accounts payable and other liabilities of $472.6 million due mainly to the settlement payment for Rad, et al. v. IAC/InterActiveCorp, et al. and related arbitrations, and timing of other payments; an increase in accounts receivable of $6.7 million primarily related to increased revenue from mobile applications; and a decrease in deferred revenue of $6.5 million. These uses of cash were partially offset by an increase from other assets of $59.6 million primarily due to the amortization of prepaid hosting services.
Net cash used in investing activities attributable to continuing operations in 2022 consists primarily of capital expenditures of $49.1 million that are primarily related to internal development of software and computer hardware to support our services, and cash used in an acquisition, net of cash acquired, of $25.7 million.
Net cash used in financing activities attributable to continuing operations in 2022 is primarily due to purchases of treasury stock of $482.0 million, payments of $176.3 million to settle the outstanding 2022 Exchangeable Notes, payments of $109.3 million of withholding taxes paid on behalf of employees for net settled equity awards, purchases of non-controlling interests for $10.6 million, and payments of $7.5 million to settle outstanding warrants associated with the 2022 Exchangeable Notes. These uses of cash were partially offset by proceeds of $75.9 million related to the settlement of certain note hedges associated with the 2022 Exchangeable Notes, and $20.5 million of proceeds from the issuance of common stock pursuant to stock-based awards.
2021
Net cash provided by operating activities attributable to continuing operations in 2021 includes adjustments to earnings consisting primarily of $146.8 million of stock-based compensation expense; $41.4 million of depreciation; $28.6 million of amortization of intangibles; and other adjustments of $27.7 million, which includes amortization of deferred financing costs of $9.0 million. Partially offsetting these adjustments was deferred income tax benefit of $58.0 million. The increase in cash from changes in working capital primarily consists of an increase in accounts payable and accrued expenses and other current liabilities of $458.8 million due mainly to the timing of payments, with the former Tinder employee litigation settlement, which was paid in 2022, being the primary component; and an increase in deferred revenue of $26.3 million, due mainly to growth in subscription sales. These increases in cash were partially offset by an increase in accounts receivable of $34.0 million primarily related to an increase in revenue.
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

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. At December 31, 2022, $749.6 million was available under the Credit Facility that expires on February 13, 2025.
The Company has various obligations related to long-term debt instruments and operating leases. For additional information on long-term debt, including maturity dates and interest rates, see “Note 7—Long-term Debt, net” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.” For additional information on the operating leases, including a schedule of obligations by year, see “Note 13—Leases” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.” The Company believes it has sufficient cash flows from operations to satisfy these future obligations.
In connection with our agreement with Google to withdraw our temporary restraining order, we have agreed to pay $40 million into an escrow account with scheduled payments through July 2023, of which we have paid $21.2 million as of December 31, 2022.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2023 cash capital expenditures will be between $60 million and $70 million, an increase from 2022 cash capital expenditures. The increase is primarily driven by planned leasehold improvements in our recently leased office space in Vancouver and at our New York City office.
Our U.S. federal net operating losses, primarily generated from excess tax benefits from the exercise and vesting of stock-based awards, have been largely utilized through 2022. Based on current estimates, we anticipate a $70 million to $80 million increase in cash taxes paid during 2023 compared to the cash taxes paid in 2022. This estimate will be impacted by a variety of factors, including our stock price at the time stock-based awards vest or are exercised.
We have entered into various purchase commitments, primarily consisting of web hosting services that are currently committed through September 2025. Our obligations under these various purchase commitments, which were impacted by usage rates in 2022, are $83.4 million for 2023, $101.9 million for 2024, and $82.7 million for 2025.
The Company does not have any off-balance sheet arrangements at December 31, 2022, other than those described above.
In May 2022, our Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) to repurchase up to 12.5 million shares of our common stock. Under the Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The Share Repurchase Program may be commenced, suspended or discontinued at any time. During the year ended December 31, 2022, we repurchased 7.2 million shares for $482.0 million, on a trade date basis. As of December 31, 2022, a total of 5.3 million shares remain available for repurchase under the repurchase program.
At December 31, 2022, all of the Company’s international cash can be repatriated without significant tax consequences.
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
For a discussion of the Company’s acquisition of The League in 2022, see “Note 5—Goodwill and Intangible Assets” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company’s largest asset with a carrying value of $2.3 billion and $2.4 billion at December 31, 2022 and 2021, representing 56% and 48%, respectively, of the Company’s total assets. Indefinite-lived intangible assets, which consist of certain of the Company’s acquired trade names and trademarks, have a carrying value of $189.0 million and $576.7 million at December 31, 2022 and 2021, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative test, which would require a valuation of the reporting unit, as of October 1. If needed, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded. The 2022 and 2021 annual assessments did not identify any goodwill impairments.
As a result of the Separation in 2020, the Company had a negative carrying value for the Company’s annual goodwill test at both October 1, 2022 and 2021. Additionally, an impairment test of goodwill was not necessary because there were no factors identified that would indicate an impairment loss. The Company continued to have a negative carrying value at December 31, 2022.
The Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values. For certain indefinite-lived intangible assets, for which the fair value as of the most recent assessment date significantly exceeded the carrying value, the Company performed a qualitative impairment assessment as of October 1, 2022 and concluded that it was more likely than not that the fair values of those indefinite-lived intangible assets continued to exceed the carrying values. For assets in which a quantitative assessment is performed, the Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty discounted cash flow (“DCF”) valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the specific trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed at least annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s quantitative assessments as part of the annual indefinite-lived impairment assessment ranged from 12% to 16% in 2022 and 10% to 16% in 2021, and the royalty rates used ranged from 3% to 8% in 2022 and 5% to 8% in 2021.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. During the year ended December 31, 2022, the Company recognized impairment charges of $244.3 million related to the Azar and Hakuna brands at Hyperconnect, $43.9 million related to the Meetic and Match brands in Europe, and $5.5 million related to certain affinity brands in the U.S. These impairments were primarily due to a decline in projections related to a lower outlook for the businesses, including foreign currency impacts in certain of Hyperconnect’s key markets, as well as the use of increased discount rates as a result of an increase in risk-free rates and overall market volatility in general.
At December 31, 2022, the aggregate indefinite-lived intangible asset balance for which the estimate of fair value at that time was less than 110% of their carrying values was approximately $84.3 million. At December 31, 2021, no indefinite-lived intangible asset balance had an estimated fair value less than 110% of carrying value.
In connection with the annual impairment assessment, the Company reviews the useful lives for intangible assets and whether events or changes in circumstances indicate that an indefinite life may no longer be appropriate. As of October 1, 2022, the Company reclassified certain indefinite-lived intangible assets with a carrying value of $49.9 million to the definite-lived intangible asset category because these assets were no longer considered to have an indefinite life.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, consisting of property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. During the year ended December 31, 2022, the Company recognized an impairment charge related to Hyperconnect intangible assets with definitive lives of $25.8 million, which is included within impairment and amortization of intangibles. The carrying value of property and equipment and definite-lived intangible assets was $344.9 million and $358.3 million, at December 31, 2022 and 2021, respectively.
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
Stock-Based Compensation
The Company recorded stock-based compensation expense of $203.9 million and $146.8 million for the years ended December 31, 2022 and 2021, respectively.
Accounting for stock-based compensation at the Company is often complex due to our desire to attract, retain, and reward employees at many of our brands by allowing them to benefit from the value they help to create. We also utilize equity awards as part of our acquisition strategy. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of our non-public subsidiaries as well as in Match Group, Inc. We further refine this approach by tailoring the terms of equity awards as appropriate. For example, we issue certain equity awards with vesting conditioned on the achievement of specified performance targets such as revenue or profits; these awards are referred to as performance awards. In other cases, we condition the vesting of equity awards to the achievement of value targets for a specific subsidiary or the Company’s stock price; these awards are referred to as market-based awards.
The Company issues RSUs and performance-based RSUs (“PSUs”). The value of RSUs with vesting subject only to continued service is based on the fair value of Match Group common stock on the grant date. The value of RSUs that include a market condition is based on fair value estimated using a lattice model. The value of RSUs is expensed as stock-based compensation expense over the applicable vesting term. For PSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.
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
At December 31, 2022, the Company’s outstanding long-term debt was $3.9 billion, of which $3.5 billion consists of Senior Notes and Exchangeable Senior Notes that bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed-rate debt will exceed those on debt based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $159.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. At December 31, 2022, the $425 million Term Loan bore interest at a variable rate, LIBOR plus 1.75%. At December 31, 2022, the rate in effect was 6.49%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Term Loan would increase or decrease, respectively, by $4.3 million based upon the outstanding balance and rate in effect at December 31, 2022.
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
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions in Europe and Asia. As a result, we are exposed to foreign exchange risk related to certain currencies, primarily the Euro, British Pound (“GBP”), Japanese Yen (“JPY”), and Turkish Lira (“TRY”).
For the years ended December 31, 2022, 2021 and 2020, international revenue accounted for 55%, 54% and 53%, respectively, of our consolidated revenue. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro, GBP, JPY, and TRY exchange rates weakened against the U.S. Dollar by 11%, 11%, 17%, and 46%, respectively, in 2022 compared to 2021. Foreign currency exchange rate changes during the years ended December 31, 2022 and 2021 negatively impacted revenue by $207.9 million and positively impacted revenue by $35.2 million, respectively, or 7% and 1% of total revenue for each respective year. See “Non-GAAP Financial Measures” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Revenue excluding foreign exchange effects and a reconciliation of Revenue to Revenue excluding foreign exchange effects.
Foreign currency exchange losses included in the Company’s earnings for the years ended December 31, 2022, 2021 and 2020 are $2.0 million, $1.8 million and $0.6 million, respectively.
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

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Match Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recoverability of Intangible Assets
Description of the Matter
As of December 31, 2022, the Company’s intangible asset balance, excluding goodwill and net of amortization, was $357.7 million and consisted of trade names and associated trademarks, customer lists, patents and technology. As disclosed in Note 5 to the consolidated financial statements, during the year ended December 31, 2022, the Company recognized impairment charges of $270.1 million related to Hyperconnect indefinite- and definite-lived intangible assets related to a decline in long-term projections for the business and the use of higher discount rates to value the assets. Additionally, the Company recognized $49.4 million of impairment during the year ended December 31, 2022 related to certain trade names including the Meetic and Match brands in Europe primarily due to declining projections.
Auditing management’s impairment tests for certain of the Hyperconnect indefinite- and definite-lived intangible assets and the Meetic and Match trade name intangible asset in Europe was complex and judgmental due to the estimation uncertainty involved in determining the fair value of the intangible assets. The Company used an avoided royalty discounted cash flow model to estimate the fair value of the intangible assets. In particular, the Company’s fair value estimates for intangible assets were sensitive to significant assumptions, such as discount rates and revenue growth rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its intangible assets impairment review process. For example, we tested controls over the Company’s forecasting and budgeting process as well as controls over management’s review of the significant assumptions used to estimate the fair values of the intangible assets.
To test the estimated fair value, and resulting impairment charges, for certain of the Hyperconnect indefinite- and definite-lived intangible assets and the Meetic and Match trade name intangible asset in Europe, we performed audit procedures that included, among others, assessing the methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and to other guideline public companies and evaluated whether changes to the company’s business model would affect the significant assumptions. For example, we evaluated management’s forecasted revenue to evaluate changes as compared to historical results, in consideration of identified risks and opportunities. In addition, we involved an internal valuation specialist to assist in evaluating management’s methodologies and significant assumptions applied in developing the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
New York, New York
February 24, 2023

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2022	2021

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$572,395	$815,384
Short-term investments	8,723	11,818
Accounts receivable, net of allowance of $387 and $281, respectively	191,940	188,482
Other current assets	109,327	202,568
Total current assets	882,385	1,218,252
Property and equipment, net	176,136	163,256
Goodwill	2,348,366	2,411,996
Intangible assets, net	357,747	771,697
Deferred income taxes	276,947	334,937
Other non-current assets	141,183	163,150
TOTAL ASSETS	$4,182,764	$5,063,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current maturities of long-term debt, net	$—	$99,927
Accounts payable	13,699	37,871
Deferred revenue	252,718	262,131
Accrued expenses and other current liabilities	289,937	768,366
Total current liabilities	556,354	1,168,295
Long-term debt, net	3,835,726	3,829,421
Income taxes payable	13,282	13,842
Deferred income taxes	32,631	130,261
Other long-term liabilities	103,652	116,051

Redeemable noncontrolling interests	—	1,260

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 286,817,375 and 283,470,334 shares issued; and 279,625,364 and 283,470,334 outstanding at December 31, 2022 and December 31, 2021, respectively	287	283
Additional paid-in capital	8,273,637	8,164,216
Retained deficit	(7,782,568)	(8,144,514)
Accumulated other comprehensive loss	(369,182)	(223,754)
Treasury stock; 7,192,011 and 0 shares, respectively	(482,049)	—
Total Match Group, Inc. shareholders’ equity	(359,875)	(203,769)
Noncontrolling interests	994	7,927
Total shareholders’ equity	(358,881)	(195,842)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,182,764	$5,063,288
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020

	(In thousands, except per share data)
Revenue	$3,188,843	$2,983,277	$2,391,269
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	959,963	839,308	635,833
Selling and marketing expense	534,517	566,459	479,907
General and administrative expense	435,868	414,821	311,207
Product development expense	333,639	241,049	169,811
Depreciation	43,594	41,402	41,271
Impairment and amortization of intangibles	366,257	28,559	7,525
Total operating costs and expenses	2,673,838	2,131,598	1,645,554
Operating income	515,005	851,679	745,715
Interest expense	(145,547)	(130,493)	(130,624)
Other income (expense), net	8,033	(465,038)	15,861
Earnings from continuing operations, before tax	377,491	256,148	630,952
Income tax (provision) benefit	(15,361)	19,897	(43,273)
Net earnings from continuing operations	362,130	276,045	587,679
(Loss) earnings from discontinued operations, net of tax	(2,211)	509	(366,070)
Net earnings	359,919	276,554	221,609
Net loss (earnings) attributable to noncontrolling interests	2,027	1,169	(59,280)
Net earnings attributable to Match Group, Inc. shareholders	$361,946	$277,723	$162,329

Net earnings per share from continuing operations:
Basic	$1.29	$1.01	$2.36
Diluted	$1.25	$0.93	$2.09

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$1.28	$1.01	$0.73
Diluted	$1.24	$0.93	$0.66

Stock-based compensation expense by function:
Cost of revenue	$5,903	$5,554	$4,201
Selling and marketing expense	7,608	7,941	5,141
General and administrative expense	106,133	81,420	59,174
Product development expense	84,236	51,901	33,752
Total stock-based compensation expense	$203,880	$146,816	$102,268
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Net earnings	$359,919	$276,554	$221,609
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(146,361)	(142,608)	39,415
Change in unrealized losses on available-for-sale securities	—	—	(1)
Total other comprehensive (loss) income	(146,361)	(142,608)	39,414
Comprehensive income	213,558	133,946	261,023
Comprehensive loss (income) attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	2,027	1,169	(59,280)
Change in foreign currency translation adjustment attributable to noncontrolling interests	933	308	1,072
Comprehensive loss (income) attributable to noncontrolling interests	2,960	1,477	(58,208)
Comprehensive income attributable to Match Group, Inc. shareholders	$216,518	$135,423	$202,815
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2022, 2021, and 2020

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value		Former IAC Common Stock $0.001 Par Value		Former IAC Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
		(In thousands)
Balance as of December 31, 2019	$44,527	$—	—	$263	263,230	$16	16,157	$11,378,160	$1,725,046	$(136,349)	$(10,309,612)	$2,657,524	$970,276	$3,627,800
Net (loss) earnings for the year ended December 31, 2020	(3,136)	—	—	—	—	—	—	—	162,329	—	—	162,329	62,416	224,745
Other comprehensive (loss) income, net of tax	(686)	—	—	—	—	—	—	—	—	40,486	—	40,486	(386)	40,100
Stock-based compensation expense	15	—	—	—	—	—	—	134,528	—	—	—	134,528	86,363	220,891
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	8	8,373	—	—	—	—	155,285	—	—	—	155,293	—	155,293
Issuance of Former IAC common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	1	453	—	—	(34,518)	—	—	—	(34,517)	—	(34,517)
Issuance of Former Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	(212,270)	—	628	—	(211,642)	(11,405)	(223,047)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	6,669	—	—	—	—	—	—	(6,669)	—	—	—	(6,669)	—	(6,669)
Purchase of Match Group and ANGI treasury stock	—	—	—	—	—	—	—	(187,735)	—	—	—	(187,735)	—	(187,735)
Retirement of treasury stock	—	—	—	(184)	(184,340)	(10)	(10,368)	194	(10,309,612)	—	10,309,612	—	—	—
Exchange Common stock and Class B for Class M common stock and spin off IAC	(43,583)	184	183,749	(80)	(79,343)	(6)	(5,789)	(4,745,323)	—	13,781	—	(4,731,444)	(498,792)	(5,230,236)
Acquisition of Former Match Group noncontrolling interest	—	58	57,868	—	—	—	—	608,110	—	—	—	608,168	(608,168)	—
Issuance of common stock	—	17	17,339	—	—	—	—	(17)	—	—	—	—	—	—
Other	(1)	—	—	—	—	—	—	(738)	—	—	—	(738)	738	—
Balance as of December 31, 2020	640	267	267,329	—	—	—	—	7,089,007	(8,422,237)	(81,454)	—	(1,414,417)	1,042	(1,413,375)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2022, 2021, and 2020 (continued)

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
		(In thousands)
Balance as of December 31, 2020	640	267	267,329	7,089,007	(8,422,237)	(81,454)	—	(1,414,417)	1,042	(1,413,375)
Net (loss) earnings for the year ended December 31, 2021	(2,047)	—	—	—	277,723	—	—	277,723	878	278,601
Other comprehensive loss, net of tax	—	—	—	—	—	(142,300)	—	(142,300)	(308)	(142,608)
Stock-based compensation expense	—	—	—	153,692	—	—	—	153,692	—	153,692
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	5	4,678	42,709	—	—	—	42,714	—	42,714
Issuance of common stock for the acquisition of Hyperconnect	—	6	5,929	890,845	—	—	—	890,851	—	890,851
Adjustment of redeemable noncontrolling interests to fair value	2,667	—	—	(2,667)	—	—	—	(2,667)	—	(2,667)
Adjustment to noncontrolling interests related to business acquisition	—			(1,835)	—	—	—	(1,835)	1,835	—
Purchase of noncontrolling interest	—	—	—	943	—	—	—	943	(2,571)	(1,628)
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	(7,102)	—	—	—	(7,102)	7,361	259
Settlement and exercises of note hedges and warrants	—	—	—	246,842	—	—	—	246,842	—	246,842
Settlement and exchanges of 2022 Exchangeable Notes	—	5	5,534	(238,777)	—	—	—	(238,772)	—	(238,772)
Other	—	—	—	(9,441)	—	—	—	(9,441)	(310)	(9,751)
Balance as of December 31, 2021	$1,260	$283	283,470	$8,164,216	$(8,144,514)	$(223,754)	$—	$(203,769)	$7,927	$(195,842)
Net (loss) earnings for the year ended December 31, 2022	(2,661)	—	—	—	361,946	—	—	361,946	634	362,580
Other comprehensive loss, net of tax	—	—	—	—	—	(145,428)	—	(145,428)	(933)	(146,361)
Stock-based compensation expense	—	—	—	214,437	—	—	—	214,437	—	214,437
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	4	3,347	(88,774)	—	—	—	(88,770)	—	(88,770)
Purchase of treasury stock	—	—	—	—	—	—	(482,049)	(482,049)	—	(482,049)
Adjustment of redeemable noncontrolling interests to fair value	1,401			(1,401)	—	—	—	(1,401)	—	(1,401)
Adjustment of noncontrolling interests to fair value	—			(16,215)	—	—	—	(16,215)	16,215	—
Purchase of noncontrolling interest	—			6,791	—	—	—	6,791	(23,693)	(16,902)
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	(844)	—	—	—	(844)	844	—
Settlement and exercises of note hedges and warrants	—	—	—	(7,116)	—	—	—	(7,116)	—	(7,116)
Other	—	—	—	2,543	—	—	—	2,543	—	2,543
Balance as of December 31, 2022	$—	$287	286,817	$8,273,637	$(7,782,568)	$(369,182)	$(482,049)	$(359,875)	$994	$(358,881)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$359,919	$276,554	$221,609
Add back: loss (earnings) from discontinued operations, net of tax	2,211	(509)	366,070
Net earnings from continuing operations	362,130	276,045	587,679
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	203,880	146,816	102,268
Depreciation	43,594	41,402	41,271
Impairment and amortization of intangibles	366,257	28,559	7,525
Deferred income taxes	(29,953)	(57,969)	15,384
Other adjustments, net	6,998	27,690	27,281
Changes in assets and liabilities
Accounts receivable	(6,669)	(34,021)	(24,213)
Other assets	59,584	1,743	(33,224)
Accounts payable and other liabilities	(472,610)	458,757	24,155
Income taxes payable and receivable	(1,054)	(2,854)	16,913
Deferred revenue	(6,469)	26,331	23,513
Net cash provided by operating activities attributable to continuing operations	525,688	912,499	788,552
Cash flows from investing activities attributable to continuing operations:
Cash used in business combinations, net of cash acquired	(25,681)	(859,905)	—
Capital expenditures	(49,125)	(79,971)	(42,376)
Purchases of investments	—	—	(9,115)
Net cash distribution related to Separation of IAC	—	—	(3,870,550)
Other, net	3,104	51	(90)
Net cash used in investing activities attributable to continuing operations	(71,702)	(939,825)	(3,922,131)
Cash flows from financing activities attributable to continuing operations:
Borrowings under the Credit Facility	—	—	20,000
Proceeds from Senior Notes offerings	—	500,000	1,000,000
Principal payment on Senior Notes	—	—	(400,000)
Principal payments on Credit Facility	—	—	(20,000)
Payments to settle exchangeable notes	(176,310)	(630,658)	—
Proceeds from the settlement of exchangeable note hedges	75,864	1,089,592	—
Payments to settle warrants related to exchangeable notes	(7,482)	(882,187)	—
Debt issuance costs	—	(7,124)	(13,517)
Purchase of Former Match Group treasury stock	—	—	(132,868)
Proceeds from stock offering	—	—	1,421,801
Proceeds from issuance of common stock pursuant to stock-based awards	20,485	58,424	155,402
Withholding taxes paid on behalf of employees on net settled stock-based awards	(109,256)	(15,726)	(211,958)
Purchase of treasury stock	(482,049)	—	—
Purchase of noncontrolling interests	(10,554)	(1,473)	(15,827)
Other, net	129	258	(15,187)
Net cash (used in) provided by financing activities attributable to continuing operations	(689,173)	111,106	1,787,846
Total cash (used in) provided by continuing operations	(235,187)	83,780	(1,345,733)
Net cash provided by operating activities attributable to discontinued operations	—	—	13,630
Net cash used in investing activities attributable to discontinued operations	—	—	(963,420)
Net cash used in financing activities attributable to discontinued operations	—	—	(110,959)
Total cash used in discontinued operations	—	—	(1,060,749)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,809)	(7,570)	5,426
Net (decrease) increase in cash, cash equivalents, and restricted cash	(242,996)	76,210	(2,401,056)
Cash, cash equivalents, and restricted cash at beginning of period	815,512	739,302	3,140,358
Cash, cash equivalents, and restricted cash at end of period	$572,516	$815,512	$739,302

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Match Group, Inc., through its portfolio companies, is a leading provider of digital technologies designed to help people make meaningful connections. Our global portfolio of brands includes Tinder®, Hinge®, Match®, Meetic®, OkCupid®, Pairs™, Plenty Of Fish®, Azar®, Hakuna®, and more, each built to increase our users’ likelihood of connecting with others. Through our trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world. Match Group has one operating segment, Connections, which is managed as a portfolio of brands.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries after the completion of the Separation, unless the context indicates otherwise.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company, and all entities in which the Company has a controlling financial interest. Intercompany transactions and accounts have been eliminated.
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
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer, the value of which is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income (expense), net.
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
The Company’s revenue is primarily derived directly from users in the form of recurring subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, generally all purchases are final and nonrefundable. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period, which generally ranges from one to six months. Revenue is also earned from online advertising, the purchase of à la carte features, and offline events. Online advertising revenue is recognized when an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue associated with offline events is recognized when each event occurs.
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
During the years ended December 31, 2022 and 2021, the Company recognized expense of $622.5 million and $552.6 million, respectively, related to the amortization of these costs. The contract asset balances at December 31, 2022, 2021, and 2020 related to costs to obtain a contract are $38.2 million, $41.7 million, and $33.5 million, respectively, included in “Other current assets” in the accompanying consolidated balance sheet.
Accounts Receivables, Net of Allowance for Credit Losses and Revenue Reserves
The majority of our users purchase our services through mobile app stores. At December 31, 2022, two mobile app stores accounted for approximately 70% and 12%, respectively, of our gross accounts receivables. The comparable amounts at December 31, 2021 were 67% and 12%, respectively. We evaluate the credit worthiness of these two mobile app stores on an ongoing basis and do not require collateral from these entities. We generally collect these balances between 30 and 45 days following the purchase. Payments made directly through our applications are processed by third-party payment processors. We generally collect these balances within 3 to 5 days following the purchase. The Company also maintains allowances to reserve for potential credits issued to users or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balances are $252.7 million, $262.1 million, and $239.1 million at December 31, 2022, 2021, and 2020, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $262.1 million and $239.1 million of revenue that was included in the deferred revenue balance as of December 31, 2021 and 2020, respectively. At December 31, 2022 and 2021, there is no non-current portion of deferred revenue.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Direct Revenue:
Americas	$1,629,069	$1,512,057	$1,247,961
Europe	848,886	821,827	680,128
APAC and Other	652,266	588,987	416,635
Total Direct Revenue	3,130,221	2,922,871	2,344,724
Indirect Revenue (principally advertising revenue)	58,622	60,406	46,545
Total Revenue	$3,188,843	$2,983,277	$2,391,269

Direct Revenue
Tinder	$1,794,467	$1,649,757	$1,355,400
Hinge	283,668	196,538	90,145
Other brands	1,052,086	1,076,576	899,179
Total Direct Revenue	$3,130,221	$2,922,871	$2,344,724
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $72.6 million and $53.5 million at December 31, 2022 and 2021, respectively.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company had a negative carrying value for the Company’s annual goodwill test at both October 1, 2021 and 2022. Additionally, an impairment test of goodwill was not necessary because there were no factors identified that would indicate an impairment loss. The Company continued to have a negative carrying value at December 31, 2022.
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
The Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values. For certain indefinite-lived intangible assets, for which the fair value as of the most recent assessment date significantly exceeded the carrying value, the Company performed a qualitative impairment assessment as of October 1, 2022 and concluded that it was more likely than not that the fair values of those indefinite-lived intangible assets continued to exceed the carrying values. For assets in which a quantitative assessment is performed, the Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty discounted cash flow (“DCF”) valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the specific trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed at least annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s quantitative assessments as part of the annual indefinite-lived impairment assessment ranged from 12% to 16% in 2022 and 10% to 16% in 2021, and the royalty rates used ranged from 3% to 8% in 2022 and 5% to 8% in 2021.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. During the year ended December 31, 2022, the Company recognized impairment charges of $244.3 million related to the Azar and Hakuna brands at Hyperconnect, $43.9 million related to the Meetic and Match brands in Europe, and $5.5 million related to certain affinity brands in the U.S., all of which are included within “impairment and amortization of intangibles” in the consolidated statement of operations. At December 31, 2022, the aggregate indefinite-lived intangible asset balance for which the estimate of fair value was less than 110% of carrying values was approximately $84.3 million. At December 31, 2021, no indefinite-lived intangible asset balance had an estimated fair value that was less than 110% of carrying value.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the annual impairment assessment, the Company reviews the useful lives for intangible assets and whether events or changes in circumstances indicate that an indefinite life may no longer be appropriate. As of October 1, 2022, the Company reclassified certain indefinite-lived intangible assets with a carrying value of $49.9 million to the definite-lived intangible asset category because these assets were no longer considered to have an indefinite life.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of ROU assets, property and equipment, and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized. During the year ended December 31, 2022, the Company recognized an impairment charge related to Hyperconnect intangible assets with definite lives of $25.8 million, which is included within “impairment and amortization of intangibles” in the consolidated statement of operations.
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
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and social media sites; offline marketing, which is primarily television advertising; and payments to partners who direct traffic to our websites. Advertising expense is $474.9 million, $510.3 million and $438.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Legal Costs
Legal costs are expensed as incurred.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to Match Group shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from stock options and other commitments to issue common stock using the treasury stock or the as if converted methods, as applicable. See “Note 10—Earnings per Share” for additional information on dilutive securities.
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
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive loss into earnings. A loss of $0.2 million during the year ended December 31, 2020 is included in “other income (expense), net” in the accompanying consolidated statement of operations. There were no such gains or losses for the years ended December 31, 2022 and 2021.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests, or allow the Company to acquire such interests, at fair value. These put and call arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counterparty at various future dates. One of these arrangements was exercised during the year ended December 31, 2020. These put arrangements are exercisable by the counterparty outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2022, 2021, and 2020, the Company recorded adjustments of $1.4 million, $2.7 million, and $6.7 million, respectively, to increase these interests to fair value. Fair value determinations, which are level 3 assessments, require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Certain Risks and Concentrations
The Company’s business is subject to certain risks and concentrations, including dependence on third-party technology providers, exposure to risks associated with online commerce security, and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are principally maintained with financial institutions and are not covered by deposit insurance.
Recent Accounting Pronouncements
Accounting pronouncements adopted by the Company
In October 2021, the FASB issued ASU No. 2021-08, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The update will generally result in an entity recognizing contract assets and contract liabilities as if the acquirer had originated the contracts, which, for the most part, results in no change to the value of deferred revenue when measured in purchase accounting. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new standard in the third quarter of 2022 effective January 1, 2022 and applied its provisions to our acquisition in 2022. The adoption of the new standard did not have a material impact on our operating results, financial position, or cash flows.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
U.S. and foreign earnings (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
U.S.	$651,406	$184,835	$547,969
Foreign	(273,915)	71,313	82,983
Total	$377,491	$256,148	$630,952

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Current income tax provision (benefit):
Federal	$5,703	$15	$(2,044)
State	4,069	3,192	1,640
Foreign	35,542	34,865	28,293
Current income tax provision	45,314	38,072	27,889
Deferred income tax (benefit) provision:
Federal	76,185	(32,723)	31,025
State	6,076	(18,627)	(10,451)
Foreign	(112,214)	(6,619)	(5,190)
Deferred income tax (benefit) provision	(29,953)	(57,969)	15,384
Income tax provision (benefit)	$15,361	$(19,897)	$43,273
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is primarily related to deferred tax assets for foreign net operating losses and U.S. foreign tax credits.

	December 31,
	2022	2021

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$60,143	$85,613
Tax credit carryforwards	137,481	128,731
Disallowed interest carryforwards	64,463	52,104
Capitalized research expenses	49,113	—
Stock-based compensation	20,653	15,491
Accrued expenses	17,871	116,415
Exchangeable notes	44,585	52,177
Other	25,340	33,211
Total deferred tax assets	419,649	483,742
Less valuation allowance	(71,132)	(86,071)
Net deferred tax assets	348,517	397,671
Deferred tax liabilities:
Intangible assets	(76,169)	(165,551)
Right-of-use assets	(16,125)	(21,784)
Property and equipment	(11,239)	(4,923)
Other	(668)	(737)
Total deferred tax liabilities	(104,201)	(192,995)
Net deferred tax assets	$244,316	$204,676

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered. Pursuant to the Tax Cuts and Jobs Act of 2017, beginning in 2022, the Company is required to capitalize and amortize research expenses for income tax purposes.
At December 31, 2022, the Company has federal and state net operating losses (“NOLs”) of $11.5 million and $213.0 million, respectively. If not utilized, $4.3 million of the federal NOLs can be carried forward indefinitely, and $7.2 million will expire at various times between 2033 and 2037. Of the state NOLs, $3.1 million can be carried forward indefinitely and $209.9 million will expire at various times between 2024 and 2042. Federal and state NOLs of $4.3 million and $182.8 million, respectively, can be used against future taxable income without restriction and the remaining NOLs are subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2022, the Company has foreign NOLs of $185.1 million available to offset future income. Of these foreign NOLs, $114.9 million can be carried forward indefinitely and $70.2 million will expire at various times between 2023 and 2039. During 2022, the Company recognized tax benefits related to NOLs of $9.7 million. At December 31, 2022, the Company has federal and foreign disallowed interest carryforwards of $213.2 million and $67.9 million, respectively, that can be carried forward indefinitely and can be used against future taxable income.
At December 31, 2022, the Company has tax credit carryforwards of $164.0 million. Of this amount, $127.4 million relates to federal, state, and foreign tax credits for research activities, of which $76.6 million will expire at various times between 2030 and 2042. Our credit carryforwards also include $34.3 million of foreign tax credits, of which $31.8 million will expire primarily in 2027.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence, including, to the extent applicable, the nature, frequency, and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience.
During the year ended December 31, 2022, we recorded a $14.9 million net decrease to the valuation allowance primarily related to a reversal of $22.6 million of valuation allowances on certain foreign deferred tax assets due to the refinancing of various intercompany loans which are expected to generate interest income. The reversal was partially offset by $7.7 million of additional valuation allowances. At December 31, 2022, the Company had a valuation allowance of $71.1 million related to the portion of credits, NOLs, and other deferred tax assets for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Income tax provision at the federal statutory rate of 21%	$79,273	$53,791	$132,500
State income taxes, net of effect of federal tax benefit	16,953	4,530	8,803
Stock-based compensation	(30,440)	(63,751)	(112,203)
Research credits	(12,611)	(25,830)	(21,306)
Foreign-derived intangible income deduction	(12,646)	—	—
Change in valuation allowance	(22,621)	8,523	29,787
Foreign income taxed at a different statutory rate	(4,104)	5,808	4,884
Withholding taxes	8,922	1,057	2,933
Change in uncertain tax positions	(10,694)	(948)	(5,770)
Other, net	3,329	(3,077)	3,645
Income tax provision (benefit)	$15,361	$(19,897)	$43,273

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2022 income tax provision benefited primarily from (a) the release of a valuation allowance on certain foreign deferred tax assets as we expect to be able to use those deferred tax assets in the foreseeable future, (b) favorable outcomes of tax audits, and (c) a lower tax rate on U.S. income derived from foreign sources. The benefits were partially offset by higher state income taxes due to higher taxable income in the U.S. The 2021 and 2020 income tax provisions benefited primarily from (a) excess tax benefits generated by the exercise and vesting of stock-based awards and (b) research credits. In 2020, this benefit was partially offset by an increase in valuation allowances on foreign tax credits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2022	2021	2020

	(In thousands)
Balance at January 1	$50,830	$45,624	$53,324
Additions based on tax positions related to the current year	5,781	8,107	7,818
Additions for tax positions of prior years	1,938	1,353	1,772
Reductions for tax positions of prior years	(12,287)	(1,028)	—
Settlements	(2,139)	(2,348)	(16,512)
Expiration of applicable statute of limitations	(783)	(878)	(778)
Balance at December 31	$43,340	$50,830	$45,624
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Our income tax provision for the years ended December 31, 2022, 2021, and 2020, includes a decrease of interest and penalties of $0.3 million, $0.3 million, and $1.7 million, respectively. At December 31, 2022 and 2021, noncurrent income taxes payable include accrued interest and penalties of $1.2 million and $1.5 million, respectively.
Match Group is routinely under audit by federal, state, local, and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for years through December 31, 2019. The statute of limitations for years 2013 through 2019 has been extended to December 31, 2023. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2014. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At December 31, 2022 and 2021, unrecognized tax benefits, including interest, were $44.2 million and $51.8 million, respectively. If unrecognized tax benefits at December 31, 2022 are subsequently recognized, $31.3 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2021 was $46.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $7.0 million by December 31, 2023, primarily due to settlements and expirations of statutes of limitations.
Generally, our ability to distribute the $172.7 million cash and cash equivalents held by our foreign subsidiaries at December 31, 2022 is limited to that subsidiary’s distributable reserves and after considering other corporate legal restrictions. The remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is indefinitely reinvested, and the determination of any deferred tax liability on this amount is not practicable.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4—DISCONTINUED OPERATIONS
As part of the Separation described in “Note 2—Summary of Significant Accounting Policies,” the operations of Former IAC businesses other than Match Group are presented as discontinued operations.
The key components of (loss) earnings from discontinued operations for the years ended December 31, 2022, 2021, and 2020 consist of the following:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Revenue	$—	$—	$1,410,485
Operating costs and expenses	—	—	(1,840,178)
Operating loss	—	—	(429,693)
Interest expense	—	—	(3,772)
Other expense, net	—	—	(2,503)
Income tax (provision) benefit	(2,211)	509	69,898
(Loss) earnings from discontinued operations	$(2,211)	$509	$(366,070)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, are as follows:

	December 31,
	2022	2021

	(In thousands)
Goodwill	$2,348,366	$2,411,996
Intangible assets with indefinite lives	189,006	576,653
Intangible assets with definite lives, net	168,741	195,044
Total goodwill and intangible assets, net	$2,706,113	$3,183,693
The following table presents the balance of goodwill, including the changes in the carrying value of goodwill, for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021

	(In thousands)
Balance at January 1	$2,411,996	$1,270,532
Additions	27,086	1,243,063
Foreign Exchange Translation	(90,716)	(101,599)
Balance at December 31	$2,348,366	$2,411,996
On July 11, 2022, Match Group completed the acquisition of all outstanding capital stock of The League App, Inc., a dating app provider focused on career-oriented individuals. The purchase price, net of cash received, was $29.9 million, of which $25.7 million was paid in cash on the acquisition date and $4.2 million was deferred cash consideration that remains payable at December 31, 2022. The purchase price was primarily allocated to goodwill and intangible assets.
On June 17, 2021, Match Group completed the acquisition of all capital stock of Hyperconnect, Inc., a leading social discovery and video technology company based in Seoul, South Korea. The acquisition increased our presence in certain Asian markets and enhanced the real-time video capabilities of Match Group. The

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
accounting purchase price was $1.75 billion, which consisted of $859.9 million of cash, net of cash acquired, and 5.9 million shares of Match Group common stock at a basis of the closing market price on the acquisition date. The purchase price was allocated to goodwill of $1.2 billion that is not deductible for tax purposes; intangible assets of $612.0 million primarily consisting of trade names and associated trademarks, both of which are indefinite life intangible assets, with a related deferred tax liability of $134.7 million; and $30.4 million of other net assets. The allocation of the accounting purchase price, which is based on Level 3 inputs, is final.
During the year ended December 31, 2022, the Company recognized impairment charges of $270.1 million related to Hyperconnect indefinite- and definite-lived intangible assets related to a decline in long-term projections for the business since the acquisition in June 2021, including adverse foreign currency impacts in certain of Hyperconnect’s key markets, and the use of higher discount rates to value the assets. Additionally, the Company recognized $49.4 million of impairment during the year ended December 31, 2022 related to certain trade names including the Meetic and Match brands in Europe and certain affinity brands in the U.S., primarily due to declining projections at such brands. These charges are included within impairment and amortization of intangibles in the consolidated statement of operations.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2022 and 2021, intangible assets with definite lives are as follows:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Customer lists	$123,531	$(41,866)	$81,665	4.9
Patent and technology	66,754	(33,778)	32,976	4.5
Trade names	56,594	(2,503)	54,091	3.3
Other	22	(13)	9	2.0
Total	$246,901	$(78,160)	$168,741	4.3

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Customer lists	$129,427	$(15,487)	$113,940	4.9
Patent and technology	99,512	(18,657)	80,855	4.2
Trade names	1,354	(1,193)	161	1.3
Other	425	(337)	88	2.7
Total	$230,718	$(35,674)	$195,044	4.6
At December 31, 2022, amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
2023	$45,635
2024	42,925
2025	36,276
2026	18,322
2027 and thereafter	25,583
Total	$168,741

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both December 31, 2022 and 2021, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held as of December 31, 2022, since the adoption of ASU 2016-01 on January 1, 2018 through December 31, 2022, were $2.1 million. For both the years ended December 31, 2022 and 2021, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2022
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$77,150	$—	$77,150
Time deposits	—	25,593	25,593
Short-term investments:
Time deposits	—	8,723	8,723
Total	$77,150	$34,316	$111,466

	December 31, 2021
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$260,582	$—	$260,582
Time deposits	—	36,831	36,831
Short-term investments:
Time deposits	—	11,818	11,818
Total	$260,582	$48,649	$309,231

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Current maturities of long-term debt, net (a)(b)(c)	$—	$—	$(84,333)	$(254,472)
Long-term debt, net (b)(c)	$(3,835,726)	$(3,407,391)	$(3,829,421)	$(4,772,140)
______________________
(a)At December 31, 2021, the carrying value excludes the $15.6 million aggregate principal amount of the exchanged 2022 Exchangeable Notes as that amount is carried at fair value as described below.
(b)At December 31, 2021, the carrying value of current maturities of long-term debt, net includes unamortized debt issuance costs of $0.6 million. At December 31, 2022 and 2021, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $39.3 million and $45.6 million, respectively.
(c)At December 31, 2022, the fair value of the outstanding 2026 Exchangeable Notes and 2030 Exchangeable Notes is $514.4 million and $499.7 million, respectively. At December 31, 2021, the fair value of the outstanding 2022 Exchangeable Notes, 2026 Exchangeable Notes, and 2030 Exchangeable Notes is $302.2 million, $932.6 million, and $1,017.7 million, respectively.
At December 31, 2022 and 2021, the fair value of long-term debt, net is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
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
At the inception of these agreements on September 22, 2021, the fair value of the embedded derivative was zero and the number of shares to be issued to holders of the 2022 Exchangeable Notes was not yet determinable. At September 30, 2021, under the terms of the agreements, the number of shares to be issued became fixed at 5.5 million. The corresponding loss of $14.5 million, related to the change in the fair value of the embedded derivative, which was driven by an increase in our stock price from September 22, 2021 to October 4, 2021, the settlement date of the transaction, was recorded within “other income (expense), net” in the accompanying consolidated statement of operations.
During the year ended December 31, 2021, $18.6 million aggregate principal amount of the 2022 Exchangeable Notes were presented for exchange prior to maturity at the option of the noteholders, $3.0 million of which was settled during that year and $15.6 million of which was settled in January 2022. In accordance with the indenture governing the 2022 Exchangeable Notes, the Company elected to settle these exchanges entirely in cash with the settlement amount determined by the volume-weighted average price of Match Group common stock over a 40-day measurement period. At the time that the Company elected cash settlement, the embedded derivative for the conversion option of the 2022 Exchangeable Notes no longer qualified for the derivative scope exception for contracts indexed to an entity’s own equity. We recognized an obligation of $48.5 million in “accrued expenses and other current liabilities” to settle the conversion option as of the date of the exchanges, with an offset to paid-in capital. Subsequently, we recognized $9.7 million in gains, which is included in “other (expense) income, net” within the accompanying consolidated statement of operations for the year ended December 31, 2021, related to the change in the fair value of the embedded derivative between the date we

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
elected to settle in cash and the end of the 40-day measurement period, or December 31, 2021, if the measurement period extended past year-end.
For the 2022 Exchangeable Notes that were presented for exchange and which were still outstanding at December 31, 2021 and were settled in January 2022, the following items were outstanding on the consolidated balance sheet at December 31, 2021:
•The fair value of the outstanding embedded derivative of $7.4 million, which is included as an asset within “other current assets;”
•the aggregate principal amount of $15.6 million for such 2022 Exchangeable Notes, which is presented within “current maturities of long-term debt, net;” and
•an incremental $39.5 million liability recorded on the date of exchange, which is presented within “accrued expenses and other current liabilities.“
Additionally, when the Company elected to settle the 2022 Exchangeable Notes presented for exchange entirely in cash, a proportionate amount of note hedges was also exercised and settled in cash based on the same 40-day measurement period to determine the settlement value. Similar to the exchanged 2022 Exchangeable Notes, the derivative scope exception for contracts indexed to an entity’s own equity no longer applied to the exercised note hedges as a result of the requirement to settle the securities in cash. We recognized an asset of $48.5 million related to the settlement of these note hedges, with an offset to paid-in capital. Subsequently, we recognized a loss of $9.7 million, which is included in “other (expense) income, net” in the accompanying consolidated statement of operations for the year ended December 31, 2021, related to the change in the corresponding derivative fair value between the date we elected to settle in cash and the end of the 40-day measurement period, or December 31, 2021, if the measurement period extended past year-end. For the note hedges that were settled in January 2022, the fair value of the outstanding note hedges at December 31, 2021 is $32.1 million, which is included as an asset within “other current assets” on the consolidated balance sheet.
At December 31, 2021, the net position of the various assets and liabilities associated with the unsettled 2022 Exchangeable Notes presented for exchange and the related note hedges is a $15.6 million liability, representing the principal amount of such 2022 Exchangeable Notes, which were settled in January 2022.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7—LONG-TERM DEBT, NET
Long-term debt, net consists of:

	December 31,
	2022	2021

	(In thousands)
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1 commencing on April 1, 2022	500,000	500,000
0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”); interest payable each April 1 and October 1	—	100,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total long-term debt	3,875,000	3,975,500
Less: Current maturities of long-term debt	—	100,500
Less: Unamortized original issue discount	4,366	5,215
Less: Unamortized debt issuance costs	34,908	40,364
Total long-term debt, net	$3,835,726	$3,829,421
The following diagram illustrates where debt is held in our corporate structure as of December 31, 2022.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facility and Term Loan
MG Holdings II is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for the Credit Facility and the Term Loan. The Credit Agreement provides for a benchmark replacement should the LIBOR rate not be available in the future. The rate used would be agreed to between the administrative agent and the Company and may be based upon a secured overnight financing rate at the Federal Reserve Bank of New York. Additional information about the benchmark replacement can be found in Amendment No. 6 to the Credit Agreement.
The Credit Facility has a borrowing capacity of $750 million and matures on February 13, 2025. At both December 31, 2022 and 2021, there were no outstanding borrowings, $0.4 million in outstanding letters of credit, and $749.6 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of December 31, 2022. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both December 31, 2022 and 2021, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at LIBOR plus 1.75%, which was 6.49% and 1.91% at December 31, 2022 and 2021, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Credit Agreement.
The Credit Agreement includes covenants that would limit the ability of MG Holdings II to pay dividends, make distributions, or repurchase MG Holdings II’s stock in the event MG Holdings II’s secured net leverage ratio exceeds 2.0 to 1.0, while the Term Loan remains outstanding and, thereafter, if MG Holdings II’s consolidated net leverage ratio exceeds 4.0 to 1.0, or if an event of default has occurred. The Credit Agreement includes additional covenants that limit the ability of MG Holdings II and its subsidiaries to, among other things, incur indebtedness, pay dividends, or make distributions. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain MG Holdings II wholly-owned domestic subsidiaries and are also secured by the stock of certain MG Holdings II domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility rank equally with each other, and have priority over the Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
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
The 4.625% Senior Notes were issued on May 19, 2020. The proceeds from these notes were used to redeem then outstanding senior notes, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to June 1, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at the redemption prices set forth

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
below, together with accrued and unpaid interest to the applicable redemption date:

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
The 5.00% Senior Notes were issued on December 4, 2017, and are currently redeemable. The proceeds, along with cash on hand, were used to redeem then outstanding senior notes and pay the related call premium. These notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date:

Beginning December 15,	Percentage
2022	102.500%
2023	101.667%
2024	100.833%
2025 and thereafter	100.000%
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. At December 31, 2022, there were no limitations pursuant thereto. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
into transactions with affiliates, or consolidate, merge, or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indentures governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets.
The Senior Notes all rank equally in right of payment.
Exchangeable Notes
During 2017, Match Group FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, issued $517.5 million aggregate principal amount of its 2022 Exchangeable Notes. During the years ended December 31, 2022 and 2021 all the outstanding 2022 Exchangeable Notes were redeemed or presented for exchange. See “Redemption and exchanges of 2022 Exchangeable Notes and related note hedges and warrants” below for details.
During 2019, Match Group FinanceCo 2, Inc. and Match Group FinanceCo 3, Inc., direct, wholly-owned subsidiaries of the Company, issued $575.0 million aggregate principal amount of its 2026 Exchangeable Notes and $575.0 million aggregate principal amount of its 2030 Exchangeable Notes, respectively.
The 2026 and 2030 Exchangeable Notes (collectively the “Exchangeable Notes”) are guaranteed by the Company but are not guaranteed by MG Holdings II or any of its subsidiaries.
The following table presents details of the outstanding exchangeable features:

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
On or after the respective exchangeable dates noted in the table above, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their Exchangeable Notes regardless of the foregoing conditions. Upon exchange, the issuer, in its sole discretion, has the option to settle the Exchangeable Notes with any of the three following alternatives: (1) shares of the Company’s common stock, (2) cash, or (3) a combination of cash and shares of the Company's

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock. It is the Company’s intention to settle the Exchangeable Notes with cash equal to the face amount of the notes upon exchange. Any dilution arising from the 2026 and 2030 Exchangeable Notes would be mitigated by the 2026 and 2030 Exchangeable Notes Hedges (defined below), respectively.
There were not any 2026 or 2030 Exchangeable Notes presented for exchange during the years ended December 31, 2022 and 2021. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of December 31, 2022.
The following table presents the if-converted value that exceeded the principal of each Exchangeable Note outstanding as of December 31, 2022 and 2021 based on the Company’s stock price on December 31, 2022 and 2021, respectively.

	December 31, 2022	December 31, 2021

	(In millions)
2022 Exchangeable Notes	N/A	$170.4
2026 Exchangeable Notes	$—	$293.9
2030 Exchangeable Notes	$—	$327.9
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
The following table sets forth the components of the outstanding Exchangeable Notes as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$575,000	$575,000	$100,500	$575,000	$575,000
Less: unamortized debt issuance costs	5,562	7,645	573	7,130	8,638
Net carrying value included in current maturities of long-term debt, net	$—	$—	$99,927	$—	$—
Net carrying value included in long-term debt, net	$569,438	$567,355	$—	$567,870	$566,362

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth interest expense recognized related to the Exchangeable Notes for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$366	$5,031	$11,500
Amortization of debt issuance costs	401	1,568	993
Total interest expense recognized	$767	$6,599	$12,493

	Year Ended December 31, 2021
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$3,525	$5,031	$11,500
Amortization of debt issuance costs	2,939	1,570	989
Total interest expense recognized	$6,464	$6,601	$12,489

	Year Ended December 31, 2020
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$4,528	$5,031	$11,500
Amortization of debt issuance costs	3,646	1,533	950
Total interest expense recognized	$8,174	$6,564	$12,450
Prior to maturity, the effective interest rate for the 2022 Exchangeable Notes was 1.6%. The effective interest rates for the 2026 and 2030 Exchangeable Notes are 1.2% and 2.2%, respectively.
Exchangeable Notes Hedges and Warrants
In connection with the Exchangeable Notes offerings, the Company purchased call options allowing the Company to purchase initially (subject to adjustment upon the occurrence of specified events) the same number of shares that would be issuable upon the exchange of the applicable Exchangeable Notes at the price per share set forth below (the “Exchangeable Notes Hedges”), and sold warrants allowing the counterparty to purchase (subject to adjustment upon the occurrence of specified events) shares at the per share price set forth below (the “Exchangeable Notes Warrants”).
The Exchangeable Notes Hedges are expected to reduce the potential dilutive effect on the Company’s common stock upon any exchange of notes and/or offset any cash payment Match Group FinanceCo 2, Inc. or Match Group FinanceCo 3, Inc. is required to make in excess of the principal amount of the exchanged notes. The Exchangeable Notes Warrants have a dilutive effect on the Company’s common stock to the extent that the market price per share of the Company’s common stock exceeds their respective strike prices.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at December 31, 2022:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Hedges	6.6	$87.52
2030 Exchangeable Notes Hedges	6.8	$84.22

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Warrants(b)	1.9	$68.22
2026 Exchangeable Notes Warrants	6.6	$134.76
2030 Exchangeable Notes Warrants	6.8	$134.82
______________________
(a)Subject to adjustment upon the occurrence of specified events.
(b)The outstanding 2022 Exchangeable Notes Warrants at December 31, 2022 will be exercised ratably over 80 trading days commencing on the first trading day following the expiration date through April 27, 2023.
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
Separately, during the years ended December 31, 2022 and 2021, $40.6 million and $18.6 million aggregate principal amount of the 2022 Exchangeable Notes, respectively, were presented for exchange prior to maturity. Of the total $59.2 million aggregate principal amount presented for exchange prior to maturity, $56.2 million and $3.0 million were settled during the years ended December 31, 2022 and 2021, respectively. The remaining 2022 Exchangeable Notes outstanding immediately prior to maturity on October 1, 2022, totaling $44.3 million aggregate principal amount, were presented by holders for exchange on or before September 30, 2022 with settlement occurring entirely in cash in October 2022, in accordance with their terms.
In connection with the 2022 Exchangeable Notes presented for exchange during the years ended December 31, 2022 and 2021, we exercised 1.9 million and 0.4 million underlying shares of the related 2022 Exchangeable Notes Hedges, respectively, which were valued based on the volume-weighted average price of Match Group common stock over a 40-day measurement period. During the years ended December 31, 2022 and 2021, the Company received $75.9 million and $6.6 million, respectively, in cash related to these hedge settlements.
During the year ended December 31, 2022, we paid $7.5 million to settle 0.4 million underlying shares of the 2022 Exchangeable Notes Warrants.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Long-term debt maturities

Years Ending December 31,	(In thousands)
2026	$575,000
2027	875,000
2028	500,000
2029	350,000
2030	1,075,000
2031	500,000
Total	3,875,000
Less: Unamortized original issue discount	4,366
Less: Unamortized debt issuance costs	34,908
Total long-term debt, net	$3,835,726
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
Reserved Common Shares
In connection with equity compensation plans, the Exchangeable Notes, and warrants, 69.3 million shares of Match Group common stock are reserved at December 31, 2022.
Retirement of Treasury Stock
On June 30, 2020, prior to the Separation, Former IAC retired all Former IAC common stock and Class B common stock then held in treasury.
Common Stock Repurchases
In May 2022, our Board of Directors authorized the repurchase of 12.5 million shares of our common stock. At December 31, 2022, we have approximately 5.3 million shares remaining in our share repurchase authorization.
During the year ended December 31, 2022, we repurchased 7.2 million shares of our common stock for aggregate consideration, on a trade date basis, of $482.0 million. No repurchases were made during 2021 or 2020.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Year Ended December 31, 2022
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at January 1	$(223,754)	$(223,754)
Other comprehensive loss	(145,428)	(145,428)
Balance at December 31	$(369,182)	$(369,182)

	Year Ended December 31, 2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at January 1	$(81,454)	$(81,454)
Other comprehensive loss	(142,300)	(142,300)
Balance at December 31	$(223,754)	$(223,754)

	Year Ended December 31, 2020
	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income

	(In thousands)
Balance at January 1	$(136,349)	$—	$(136,349)
Other comprehensive income (loss) before reclassifications	40,655	(1)	40,654
Amounts reclassified into earnings	(168)	—	(168)
Net period other comprehensive income (loss)	40,487	(1)	40,486
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	628	—	628
Separation of IAC	13,780	1	13,781
Balance at December 31	$(81,454)	$—	$(81,454)
At December 31, 2022, 2021, and 2020, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—EARNINGS PER SHARE
As a result of the Separation, weighted average basic and dilutive shares outstanding for all periods prior to the Separation reflect the share position of Former IAC multiplied by the Separation exchange ratio of 2.1584. The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Years Ended December 31,
	2022		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$362,130	$362,130	$276,045	$276,045	$587,679	$587,679
Net loss (earnings) attributable to noncontrolling interests	2,027	2,027	1,169	1,169	(59,599)	(59,599)
Impact from subsidiaries' dilutive securities of continuing operations(a)	—	(222)	—	(993)	—	(9,999)
Interest on dilutive Exchangeable Notes, net of income tax(b)	—	4,151	—	6,616	—	16,300
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$364,157	$368,086	$277,214	$282,837	$528,080	$534,381

(Loss) earnings from discontinued operations, net of tax	$(2,211)	$(2,211)	$509	$509	$(366,070)	$(366,070)
Net loss attributable to noncontrolling interests of discontinued operations	—	—	—	—	319	319
Impact from subsidiaries’ dilutive securities of discontinued operations(a)	—	—	—	—	—	(240)
Net (loss) earnings from discontinued operations attributable to shareholders	(2,211)	(2,211)	509	509	(365,751)	(365,991)
Net earnings attributable to Match Group, Inc. shareholders	$361,946	$365,875	$277,723	$283,346	$162,329	$168,390

Denominator
Weighted average basic shares outstanding	282,564	282,564	275,004	275,004	223,433	223,433
Dilutive securities(a)(c)(d)	—	5,020	—	13,866	—	12,157
Dilutive shares from Exchangeable Notes, if-converted(b)	—	7,631	—	15,970	—	20,430
Denominator for earnings per share—weighted average shares(a)(c)(d)	282,564	295,215	275,004	304,840	223,433	256,020

Earnings (loss) per share:
Earnings per share from continuing operations	$1.29	$1.25	$1.01	$0.93	$2.36	$2.09
(Loss) earnings per share from discontinued operations, net of tax	$(0.01)	$(0.01)	$0.00	$0.00	$(1.64)	$(1.43)
Earnings per share attributable to Match Group, Inc. shareholders	$1.28	$1.24	$1.01	$0.93	$0.73	$0.66

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
(b)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the years ended December 31, 2022 and 2021, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022 and 2026 Exchangeable Notes and dilutive shares were included for the same set of notes. For the years ended December 31, 2022 and 2021, the 2030 Exchangeable Notes were not more dilutive under the if-converted method and therefore the weighted average 6.8 million shares related to the 2030 Exchangeable Notes are excluded from dilutive securities for both years. For the year ended December 31, 2020, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Notes and dilutive shares were included for the same set of notes at the Match Group exchange rates.
(c)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the years ended December 31, 2022, 2021, and 2020, 16.0 million, 0.9 million, and 13.4 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(d)Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2022, 2021, and 2020, 1.6 million, 1.0 million, and 0.4 million market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11—STOCK-BASED COMPENSATION
The Company currently has three active stock and annual incentive plans; two Former Match Group plans were assumed as part of the Separation (the 2015 and 2017 plans) and another plan was approved by shareholders on June 25, 2020 (the 2020 plan). The 2015 and 2017 plans (i) cover stock options to acquire shares of Match Group common stock, restricted stock units (“RSUs”), PSUs, and stock settled stock appreciation rights denominated in the equity of certain of our subsidiaries, in each case with respect to awards granted by the Company as well as awards previously granted by Former Match Group prior to the Separation, and (ii) provide for the future grant of equity awards by the Company. The 2015 and 2017 plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2022, there were 27.8 million shares available for the future grant of equity awards under the 2015 and 2017 plans collectively. The 2020 plan covers options previously granted by Former IAC that converted into Match Group options as a result of the Separation. No additional grants can be made from the 2020 plan.
The 2015 and 2017 plans have a stated term of ten years and provide that the exercise price of stock options granted will not be less than the market price of the Company’s common stock on the grant date. Neither plan specifies grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of Match Group’s Board of Directors (the “Committee”). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Stock options outstanding will generally vest in four equal annual installments over a four-year period. RSUs outstanding generally vest over a three- or four-year period. Market-based awards and PSUs outstanding generally vest over a two- to four-year period.
Stock-based compensation expense recognized in the consolidated statement of operations includes expense related to the Company’s stock options, RSUs, market-based awards, PSUs for which vesting is considered probable, and equity instruments denominated in shares of subsidiaries. The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2022, there is $365.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all outstanding equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2022, 2021, and 2020 related to all stock-based compensation is $72.5 million, $95.1 million and $136.6 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2022, 2021, and 2020 is $53.5 million, $53.8 million, and $105.5 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options
Stock options outstanding at December 31, 2022 and changes during the year ended December 31, 2022 are as follows:

	December 31, 2022
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2022	4,468	$20.58
Exercised	(729)	17.60
Forfeited	(21)	28.15
Expired	(7)	15.24
Outstanding at December 31, 2022	3,711	$21.13	4.0	$77,059
Options exercisable	3,679	$21.31	3.9	$75,730
______________________
The aggregate intrinsic value in the table above represents the difference between Match Group’s closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had option holders exercised their options on December 31, 2022. The total intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 is $54.5 million and $406.1 million, respectively.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2022	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable at December 31, 2022	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price

	(Shares in thousands)
$0.01 to $10.00	477	3.6	$7.88	445	3.2	$8.42
$10.01 to $20.00	1,256	3.5	14.52	1,256	3.5	14.52
$20.01 to $30.00	1,542	3.8	24.41	1,542	3.8	24.41
$30.01 to $40.00	144	5.1	35.82	144	5.1	35.82
$40.01 to $50.00	292	6.5	46.65	292	6.5	46.60
	3,711	4.0	$21.13	3,679	3.9	$21.31
Cash received from Match Group stock option exercises for the years ended December 31, 2022, 2021, and 2020 was $20.5 million, $58.4 million, and $155.4 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units, Performance-Based Stock Units, and Market-Based Awards
RSUs, PSUs, and market-based awards are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of Match Group common stock, with the value of each RSU and PSU equal to the fair value of Match Group common stock at the date of grant. For market-based awards, the grant date fair value was estimated using a lattice model that incorporates a Monte Carlo simulation of the valuation of a wholly-owned business. Each RSU, PSU, and market-based award grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting conditions where certain performance targets set at the time of grant must be achieved before an award vests. The number of market-based awards that ultimately vest is based on a valuation of a wholly-owned business or the Company’s market performance relative to certain other publicly-traded companies. For RSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term. For PSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.
Unvested RSUs, PSUs, and market-based awards outstanding at December 31, 2022 and changes during the year ended December 31, 2022 are as follows:

	RSUs		PSUs		Market-based awards
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value

	(Shares in thousands)
Unvested at January 1, 2022	3,120	$105.33	541	$98.41	782	$138.95
Granted	3,772	95.05	45	109.80	805	134.65
Vested	(1,518)	84.99	(245)	66.62	(109)	17.55
Forfeited	(717)	117.96	(189)	109.57	(72)	149.87
Unvested at December 31, 2022	4,657	$101.69	152	$138.96	1,406	$145.32
______________________
(a)Represents the maximum shares issuable.
The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2022 and 2021, based on market prices of Match Group’s common stock on the grant date, was $95.22 and $157.81, respectively. The total fair value of RSUs that vested during the years ended December 31, 2022 and 2021 was $129.0 million and $67.5 million, respectively. The total fair value of PSUs that vested during the year ended December 31, 2022 was $16.3 million. No PSUs vested during the year ended December 31, 2021.
There were 0.8 million market-based awards granted during both the years ended December 31, 2022 and 2021. The vesting of the awards granted in 2022 and 2021 are dependent upon the Company’s total shareholder return relative to the Nasdaq 100 Total Return Index over the various performance periods. The total fair value of market-based awards that vested during the years ended December 31, 2022 and 2021 was $1.9 million and $11.1 million, respectively.
Equity Instruments Denominated in Shares of Certain Subsidiaries
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a specified period of time or upon the occurrence of certain specified events. The value of the stock settled stock appreciation rights is based on the equity value of these subsidiaries. Accordingly, these awards only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These awards can have significant value in the event of significant appreciation. The fair value of the common stock of these subsidiaries is generally determined through a third-party valuation pursuant to the terms of the respective subsidiary equity plan. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares of Match Group common stock with a total value equal to the

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
intrinsic value of the award at exercise. The number of shares of Match Group common stock ultimately needed to settle these awards may vary significantly from the estimated number below as a result of movements in our stock price and/or a determination of fair value of the relevant subsidiary that differs from our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. At December 31, 2022, the number of shares of Match Group common stock that would be required to settle these awards at estimated fair values, including vested and unvested awards, net of an assumed 50% withholding tax, is 0.7 million shares. The withholding taxes, which would be paid by the Company on behalf of the employees at exercise, required to settle the vested and unvested awards at estimated fair values on December 31, 2022 is $27.9 million assuming a 50% withholding tax rate. The corresponding number of shares and withholding tax amount as of December 31, 2021 were 1.0 million shares and $126.9 million.

Employee Stock Purchase Plan
The Match Group, Inc. 2021 Global Employee Stock Purchase Plan (the "ESPP") was approved by the Company’s shareholders on June 15, 2021. Under the ESPP, eligible employees may purchase the Company’s common stock at a 15% discount of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of the applicable six-month purchase period, subject to certain purchase limits.
Under the ESPP, employees purchased 0.1 million shares at a weighted average price per share of $55.67 during the year ended December 31, 2022. At December 31, 2022, there were 2.5 million shares available for future issuance under the ESPP. At December 31, 2022, there is $4.0 million of unrecognized compensation cost, net of estimated forfeitures, related to the ESPP, which is expected to be recognized over a weighted average period of approximately 0.6 years.

Capitalization of Stock-Based Compensation
For the years ended December 31, 2022, 2021 and 2020, $10.6 million, $6.4 million, and $5.1 million, respectively, of stock-based compensation was capitalized related to the development of internal use software.
Modifications of awards
During the years ended December 31, 2022, 2021, and 2020, the Company modified certain equity awards and recognized modification charges in continuing operations of $14.6 million, $10.2 million, and $21.2 million, respectively, impacting fewer than 30 employees in any given year.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12—GEOGRAPHIC INFORMATION
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Revenue
United States	$1,450,702	$1,362,658	$1,121,957
All other countries	1,738,141	1,620,619	1,269,312
Total	$3,188,843	$2,983,277	$2,391,269
The United States is the only country from which revenue is greater than 10 percent of total revenue.

	December 31,
	2022	2021

	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$142,297	$133,513
South Korea	18,854	12,879
All other countries	14,985	16,864
Total	$176,136	$163,256

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

Leases	Balance Sheet Classification	December 31, 2022	December 31, 2021
		(In thousands)
Assets:
Right-of-use assets	Other non-current assets	$93,661	$113,582

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$14,495	$10,618
Long-term lease liabilities	Other long-term liabilities	97,410	113,533
Total lease liabilities		$111,905	$124,151

Lease Cost	Income Statement Classification	Year Ended December 31, 2022	Year Ended December 31, 2021

		(In thousands)
Fixed lease cost	Cost of revenue	$1,618	$2,280
Fixed lease cost	General and administrative expense	22,356	22,772
Total fixed lease cost(a)		23,974	25,052

Variable lease cost	Cost of revenue	682	80
Variable lease cost	General and administrative expense	2,383	2,768
Total variable lease cost		3,065	2,848
Net lease cost		$27,039	$27,900
______________________
(a)Includes approximately $2.6 million and $3.5 million of short-term lease cost, and $0.3 million and $0.5 million of sublease income, for the years ended December 31, 2022 and December 31, 2021, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of lease liabilities as of December 31, 2022(b):

(In thousands)
2023	$18,724
2024	15,417
2025	14,340
2026	13,873
2027	12,249
After 2027	58,572
Total	133,175
Less: Interest	(20,318)
Less: Tenant improvement receivables	(952)
Present value of lease liabilities	$111,905
______________________
(b)Operating lease payments exclude $8.9 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate:

	December 31, 2022	December 31, 2021
Remaining lease term	9.1 years	9.2 years
Discount rate	3.54%	3.03%

	Year Ended December 31, 2022	Year Ended December 31, 2021

	(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$10,431	$53,492
Cash paid for amounts included in the measurement of lease liabilities	$20,318	$18,345
NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has funding commitments in the form of purchase obligations and surety bonds. The purchase obligations due in less than one year are $83.4 million, the purchase obligations due between one and three years are $184.6 million, and no purchase obligations are due between three and five years, for a total of $268.0 million in purchase obligations. The purchase obligations primarily relate to web hosting service commitments. Letters of credit and surety bonds totaling $0.5 million are currently outstanding as of December 31, 2022.
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
Tinder Optionholder Litigation Against Former Match Group and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), a former subsidiary of Former Match Group, filed a lawsuit in New York state court against Former Match Group and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleged that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Former Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Former Match Group only), and interference with prospective economic advantage, and sought compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Former Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On June 13, 2019, the court issued a decision and order granting defendants’ motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichments, as well as the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and otherwise denying defendants’ motion to dismiss. On July 13, 2020, the four former plaintiffs filed arbitration demands with the American Arbitration Association asserting the same valuation claims and on September 3, 2020, the four arbitrations were consolidated. Trial commenced on November 8, 2021. In accordance with the parties’ agreement in December 2021, we paid $441 million to settle all claims in trial and in arbitration in June 2022.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transition services agreement; and an employee matters agreement. The IPO Agreements that were not superseded were terminated at closing of the Separation.
In addition to the agreements entered into at the time of the Separation, Match Group leased office space to IAC in a building owned by the Company in Los Angeles through November 2022. For the year ended December 31, 2022, the Company received $0.1 million from IAC pursuant to the Los Angeles lease.
Match Group has a payable balance of less than $0.1 million due to IAC at December 31, 2022, excluding items discussed in the “Tax Matters Agreement” section below.
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
Under the tax matters agreement, as of December 31, 2022, Match Group is obligated to remit to IAC $0.9 million of expected state tax refunds relating to tax years prior to the Separation. This obligation is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. Additionally, IAC is obligated to indemnify Match Group for IAC’s share of tax liabilities related to various periods prior to the Separation. At December 31, 2022, a receivable of $3.3 million is included in “Other current assets” in the accompanying consolidated balance sheet representing an estimate of the amount that Match Group is expected to be indemnified under this arrangement. At December 31, 2022, Match Group has an indemnification asset of $0.4 million included in “Other non-current assets” in the accompanying consolidated balance sheet for uncertain tax positions that related to Former IAC prior to the Separation.
Transition Services Agreement
Pursuant to the transition services agreement, Match Group provides certain services to IAC that Former Match Group previously provided to Former IAC. Match Group and IAC also agreed to continue sharing certain services provided pursuant to certain third-party vendor contracts that were not replaced, amended, or divided prior to closing of the Separation.
For the year ended December 31, 2022, the Company received $20.6 million from IAC for services provided under the transition services agreement.
Employee Matters Agreement
Pursuant to the amended and restated employee matters agreement, Match Group will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees upon exercise or vesting.
For the year ended December 31, 2022, the Company paid IAC $0.1 million for the cost of IAC equity awards held by the Company’s employees upon vesting. At December 31, 2022, the Company has accrued $0.3 million as the estimated cost due to IAC for IAC equity awards held by Match Group employees.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At December 31, 2022, IAC is no longer considered a related party.
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
Matching contributions under the plans for the years ended December 31, 2022, 2021, and 2020 were $13.5 million, $10.9 million and $8.6 million, respectively. The increase in matching contributions is primarily due to increased headcount.
Matching contributions are invested in the same manner that each participant’s voluntary contributions are invested under the respective plans. Under the IAC Plan and prior to the Separation, an available investment option was IAC common stock, but neither participant nor matching contributions were required to be invested in IAC common stock.
Internationally, Match Group also has or participates in various benefit plans, primarily defined contribution plans. The Company’s contributions for these plans for the years ended December 31, 2022, 2021 and 2020 were $6.2 million, $5.4 million, and $3.8 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2022	2021

	(In thousands)
Other current assets:
Prepaid expenses	$45,089	$78,952
Capitalized mobile app fees	38,185	41,744
Other	26,053	81,872
Other current assets	$109,327	$202,568

	December 31,
	2022	2021

	(In thousands)
Property and equipment, net:
Computer equipment and capitalized software	$180,410	$171,335
Buildings and building improvements	67,139	61,841
Leasehold improvements	45,371	40,895
Land	11,565	11,565
Furniture and other equipment	20,861	19,593
Projects in progress	49,199	39,769
	374,545	344,998
Accumulated depreciation and amortization	(198,409)	(181,742)
Property and equipment, net	$176,136	$163,256

	December 31,
	2022	2021

	(In thousands)
Accrued expenses and other current liabilities:
Accrued legal settlement	$—	$441,000
Accrued employee compensation and benefits	90,098	88,670
Accrued advertising expense	49,509	47,686
Accrued non-income taxes	38,017	32,725
Accrued interest expense	30,148	30,110
Other	82,165	128,175
Accrued expenses and other current liabilities	$289,937	$768,366

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Other income (expense), net	$8,033	$(465,038)	$15,861
Other income, net, in 2022 includes interest income of $4.4 million, gains of $3.5 million related to finalization of a legal settlement, and gains of $2.7 million related to mark-to-market adjustments pertaining to liability classified equity instruments; partially offset by $2.0 million in net foreign currency losses.
Other expense, net, in 2021 includes a $441.0 million loss related to the former Tinder employee litigation settlement, a $14.6 million loss related to the changes in fair value of an embedded derivative arising from the repurchase of a portion of the 2022 Exchangeable Notes, a $5.2 million inducement expense arising from the

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
repurchased 2022 Exchangeable Notes, and $1.8 million in net foreign currency losses; partially offset by $2.4 million of gains on the net settlement of the note hedges and warrants.
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

	December 31,
	2022	2021	2020	2019

	(In thousands)
Cash and cash equivalents	$572,395	$815,384	$739,164	$465,676
Restricted cash included in other current assets	121	128	138	127
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	—	—	2,674,146
Restricted cash included in non-current assets of discontinued operations	—	—	—	409
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flow	$572,516	$815,512	$739,302	$3,140,358
Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cash paid (received) during the year for:
Interest	$138,045	$117,528	$115,957
Income tax payments	$60,026	$54,766	$41,024
Income tax refunds	$(13,658)	$(13,840)	$(30,048)
Noncash issuance of common stock for the acquisition of Hyperconnect	$—	$890,851	$—

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2022, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), Match Group management, including the CEO and the CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2022.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Match Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Match Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
February 24, 2023

Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated by reference to Match Group’s definitive Proxy Statement to be used in connection with its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401 of Regulation S-K relating to directors and executive officers of Match Group is set forth in the sections entitled “Information Concerning Director Nominees and Other Board Members” and “Information Concerning Match Group Executive Officers Who Are Not Directors,” respectively, in the 2023 Proxy Statement. The information required by Item 406 of Regulation S-K relating to Match Group’s Code of Ethics is set forth under the caption “Item 1—Business–Additional information—Code of ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2023 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled “Executive Compensation” and “Director Compensation” in the 2023 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of Match Group common stock required by Item 403 of Regulation S-K and securities authorized for issuance under Match Group’s various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Match Group required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of Match Group’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to Match Group by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Match Group, Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2022 and 2021.
Consolidated Statement of Operations for the Years Ended December 31, 2022, 2021, and 2020.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2022, 2021, and 2020.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020.
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

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1*	Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC	8-K	000-20570	2.1	12/20/2019
2.2*	Amendment, dated as of April 28, 2020, to the Transaction Agreement by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC	8-K	000-20570	2.1	4/28/2020
2.3*	Amendment No. 2 to Transaction Agreement, dated as of June 22, 2020, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC	8-K	000-20570	2.1	6/22/2020
2.4	Share Purchase Agreement, dated as of February 10, 2021, by and among the Company, the Buyer and the Sellers	8-K	001-34148	2.1	2/10/2021
2.5	Amendment and Supplement No. 1 to Share Purchase Agreement, dated as of June 17, 2021, by and among Sellers’ Representatives, the Buyer and the Company	10-Q	001-34148	2.1	8/6/2021
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	000-20570	3.1	8/12/2005
3.2	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActive Corp (Former IAC)	8-K	001-34148	3.1	8/22/2008
3.3	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.4	7/1/2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.5	7/1/2020
3.5	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.6	7/1/2020
3.6	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.7	7/1/2020
3.7	Certificate of Elimination, with respect to the Series 1 Mandatory Exchangeable Preferred Stock	8-K	001-34148	3.5	7/2/2020
3.8	Certificate of Elimination, with respect to the Series 2 Mandatory Exchangeable Preferred Stock	8-K	001-34148	3.6	7/2/2020
3.9	Certificate of Elimination, with respect to the Series A Cumulative Preferred Stock	8-K	001-34148	3.7	7/2/2020
3.10	Certificate of Elimination, with respect to the Series B Cumulative Preferred Stock	8-K	001-34148	3.8	7/2/2020
3.11	Certificate of Elimination, with respect to the Series C Cumulative Preferred Stock.	8-K	001-34148	3.9	7/2/2020
3.12	Certificate of Elimination, with respect to the Series D Cumulative Preferred Stock	8-K	001-34148	3.10	7/2/2020
3.13	Third Amended and Restated By-Laws of Match Group, Inc.	8-K	001-34148	3.2	4/30/2021
4.1	Description of Securities	10-K	001-34148	4.1	2/25/2021
4.2	Specimen Stock Certificate of Match Group Inc.	S-4/A	333-236420	4.3	4/28/2020
4.3	Indenture, dated as of May 19, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	5/20/2020
4.4	Indenture for 0.875% Senior Exchangeable Notes due 2026, dated as of May 28, 2019, among IAC FinanceCo 2, Inc., IAC/InterActiveCorp (Former IAC) and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.)	8-K	000-20570	4.1	5/28/2019

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.5	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 2, Inc., Match Group, Inc. and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.), relating to the 0.875% Senior Exchangeable Notes due 2026	8-K	001-34148	4.5	7/2/2020
4.6	Indenture for 2.00% Senior Exchangeable Notes due 2030, dated as of May 28, 2019, among IAC FinanceCo 3, Inc., IAC/InterActiveCorp (Former IAC) and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.)	8-K	000-20570	4.2	5/28/2019
4.7	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 3, Inc., Match Group, Inc. and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.), relating to the 2.00% Senior Exchangeable Notes due 2030	8-K	001-34148	4.7	7/2/2020
4.8	Indenture, dated December 4, 2017, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	12/4/2017
4.9	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 5.000% Senior Notes due 2027	8-K	001-34148	4.9	7/2/2020
4.10	Indenture, dated May 19, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	5/20/2020
4.11	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 4.625% Senior Notes due 2028	8-K	001-34148	4.11	7/2/2020
4.12	Indenture, dated as of February 15, 2019, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A. as Trustee	8-K	001-37636	4.1	2/15/2019
4.13	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 5.625% Senior Notes due 2029	8-K	001-34148	4.13	7/2/2020
4.14	Indenture, dated as of February 11, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	2/11/2020
4.15	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 4.125% Senior Notes due 2030	8-K	001-34148	4.15	7/2/2020
4.16	Indenture, dated as of October 4, 2021, between Match Group Holdings II, LLC and U.S. Bank National Association, as trustee	8-K	001-34148	4.1	10/5/2021
10.1	Amended and Restated Employee Matters Agreement, dated as of June 30, 2020, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group) and IAC Holdings, Inc.	8-K	001-34148	10.2	7/2/2020
10.2	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp (Former IAC) and IAC Holdings, Inc.	8-K	001-34148	10.3	7/2/2020
10.3	Match Group, Inc. 2020 Stock and Annual Incentive Plan (1)	S-4/A	333-236420	Annex F	4/28/2020
10.4	Match Group, Inc. (Former Match Group) Amended and Restated 2017 Stock and Annual Incentive Plan (1)	8-K	001-37636	10.1	6/21/2018
10.5	First Amendment to Match Group, Inc. (Former Match Group) Amended and Restated 2017 Stock and Annual Incentive Plan (1)	8-K	001-34148	10.5	7/2/2020

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.6	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. (Former Match Group) 2017 Stock and Annual Incentive Plan (1)	10-Q	001-37636	10.1	11/9/2017
10.7	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. (Former Match Group) 2017 Stock and Annual Incentive Plan (1)	10-Q	001-37636	10.2	11/9/2017
10.8	Form of Terms and Conditions for Performance-based Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan (1)	10-Q	001-34148	10.2	5/7/2021
10.9	2022 Form of Award Agreement for Performance-based Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-34148	10.1	5/6/2022
10.10	2022 Form of Award Agreement for Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-34148	10.2	5/6/2022
10.11	Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	8-K	001-37636	10.5	11/24/2015
10.12	First Amendment to Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	10-Q	001-37636	10.1	8/4/2017
10.13	Second Amendment to Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	8-K	001-34148	10.10	7/2/2020
10.14	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	10-K	001-37636	10.7	2/28/2017
10.15	Match Group, Inc. 2021 Global Employee Stock Purchase Plan (1)	10-Q	001-34148	10.2	8/6/2021
10.16	Employment Agreement, dated as of May 3, 2022, between Match Group, Inc. and Bernard Kim.(1)	10-Q	001-34148	10.1	8/5/2022
10.17	Employment Agreement between Sharmistha Dubey and Match Group, Inc. (Former Match Group) dated as of February 13, 2020 (1)	8-K/A	001-37636	10.1	2/20/2020
10.18	Assignment of Employment Agreement among Sharmistha Dubey, Match Group, Inc. and Valentine Merger Sub LLC, dated as of June 30, 2020 (1)	8-K	001-34148	10.14	7/2/2020
10.19	Amended and Restated Employment Agreement, dated as of June 9, 2022, between Match Group, Inc. and Gary Swidler.(1)	8-K	001-34148	10.1	6/10/2022
10.20	First Amendment to Amended and Restated Employment Agreement, dated as of January 26, 2023, between Match Group, Inc. and Gary Swidler.(1)	8-K	001-34148	10.1	1/26/2023
10.21	Employment Agreement between Jared Sine and Match Group, Inc. (Former Match Group) dated as of August 8, 2018 (1)	8-K	001-37636	10.2	8/14/2018
10.22	Assignment of Employment Agreement among Jared Sine, Match Group, Inc. and Valentine Merger Sub LLC, dated as of June 30, 2020 (1)	8-K	001-34148	10.19	7/2/2020
10.23	Summary of Non-Employee Director Compensation Arrangements (1)	10-K	001-34148	10.25	2/24/2022
10.24	2020 Match Group, Inc. Deferred Compensation Plan for Non-Employee Directors (1)	8-K	001-34148	10.1	10/27/2020
10.25	Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	10-K	001-37636	10.11	3/28/2016

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.26	Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	001-37636	10.1	12/8/2016
10.27	Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	001-37636	10.1	8/17/2017
10.28	Amendment No. 5 dated as of December 7, 2018 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, and as further amended as of August 14, 2017, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-37636	10.1	12/13/2018
10.29	Amendment No. 6 dated as of February 13, 2020 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017 and as further amended as of December 7, 2018, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-37636	10.1	2/20/2020
10.30	Joinder and Reaffirmation Agreement, dated as June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, to the Credit Agreement, dated as of November 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, as amended	8-K	001-34148	10.25	7/2/2020
10.31	Amendment No. 7 dated as of March 26, 2021 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017, as further amended as of December 17, 2018 and as further amended as of February 13, 2020, among Match Group Holdings II, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-34148	10.1	3/31/2021
21.1	Subsidiaries of the Registrant as of December 31, 2022					†
23.1	Consent of Ernst & Young LLP.					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

February 24, 2023	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2023:

Signature	Title

/s/ BERNARD KIM	Chief Executive Officer and Director (Principal Executive Officer)
Bernard Kim

/s/ GARY SWIDLER	President and Chief Financial Officer (Principal Financial Officer)
Gary Swidler

/s/ PHILIP D. EIGENMANN	Chief Accounting Officer (Principal Accounting Officer)
Philip D. Eigenmann

/s/ THOMAS J. McINERNEY	Chairman of the Board
Thomas J. McInerney

/s/ STEPHEN BAILEY	Director
Stephen Bailey

/s/ MELISSA BRENNER	Director
Melissa Brenner

/s/ SHARMISTHA DUBEY	Director
Sharmistha Dubey

/s/ ANN L. McDANIEL	Director
Ann L. McDaniel

/s/ WENDI MURDOCH	Director
Wendi Murdoch

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ PAMELA S. SEYMON	Director
Pamela S. Seymon

/s/ ALAN G. SPOON	Director
Alan G. Spoon

Schedule II
MATCH GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period

	(In thousands)
2022
Allowance for credit losses	$281	$109	(a)	$(2)		$(1)	(d)	$387
Deferred tax valuation allowance	86,071	8,458	(b)	(776)	(f)	(22,621)	(g)	71,132
Other reserves	8,499							6,563
2021
Allowance for credit losses	$286	$43	(a)	$(2)		$(46)	(d)	$281
Deferred tax valuation allowance	71,090	15,969	(e)	(988)	(f)	—		86,071
Other reserves	3,380							8,499
2020
Allowance for doubtful accounts	$578	$(22)	(a)	$(234)		$(36)	(d)	$286
Deferred tax valuation allowance	52,913	35,261	(e)	(17,084)	(c)	—		71,090
Other reserves	2,901							3,380
______________________
(a)Additions to the allowance for credit losses and doubtful accounts are charged to expense, net of the recovery of previous year expenses.
(b)Additions to the deferred tax valuation allowance are primarily related to foreign net operating losses.
(c)Amount is primarily related to a reduction in the valuation allowance as a result of the preliminary allocation of tax attributes between Match Group and IAC in conjunction with the Separation.
(d)Write-off of fully reserved accounts receivable.
(e)Amount is primarily related to foreign tax credits, foreign net operating losses, and foreign interest deductions.
(f)Amount is related to currency translation adjustments on foreign net operating losses.
(g)Deductions to the deferred tax valuation allowance are primarily related to foreign net operating losses and foreign interest deductions