Form 10-Q
period 2023-03-31
Match Group, Inc.
filed 2023-05-05
CIK 891103

As filed with the Securities and Exchange Commission on May 5, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2023
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of April 28, 2023, there were 278,460,751 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31, 2023	December 31, 2022

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$569,879	$572,395
Short-term investments	8,448	8,723
Accounts receivable, net of allowance of $483 and $387, respectively	256,876	191,940
Other current assets	115,726	109,327
Total current assets	950,929	882,385
Property and equipment, net of accumulated depreciation and amortization of $208,568 and $198,409, respectively	187,295	176,136
Goodwill	2,316,983	2,348,366
Intangible assets, net of accumulated amortization of $87,928 and $78,160, respectively	340,078	357,747
Deferred income taxes	263,933	276,947
Other non-current assets	144,691	141,183
TOTAL ASSETS	$4,203,909	$4,182,764
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$14,393	$13,699
Deferred revenue	255,712	252,718
Accrued expenses and other current liabilities	282,261	289,937
Total current liabilities	552,366	556,354
Long-term debt, net	3,837,322	3,835,726
Income taxes payable	11,437	13,282
Deferred income taxes	30,438	32,631
Other long-term liabilities	106,864	103,652

Redeemable noncontrolling interests	—	—

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 288,211,422 and 286,817,375 shares issued; and 278,398,408 and 279,625,364 outstanding at March 31, 2023 and December 31, 2022, respectively	288	287
Additional paid-in capital	8,325,631	8,273,637
Retained deficit	(7,661,759)	(7,782,568)
Accumulated other comprehensive loss	(403,623)	(369,182)
Treasury stock; 9,813,014 and 7,192,011 shares, respectively	(595,055)	(482,049)
Total Match Group, Inc. shareholders’ equity	(334,518)	(359,875)
Noncontrolling interests	—	994
Total shareholders’ equity	(334,518)	(358,881)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,203,909	$4,182,764
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2023	2022

	(In thousands, except per share data)
Revenue	$787,124	$798,631
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	240,010	236,236
Selling and marketing expense	137,359	151,888
General and administrative expense	90,611	100,705
Product development expense	98,186	78,794
Depreciation	10,552	10,497
Amortization of intangibles	12,117	12,693
Total operating costs and expenses	588,835	590,813
Operating income	198,289	207,818
Interest expense	(39,351)	(34,896)
Other income, net	3,392	818
Earnings before income taxes	162,330	173,740
Income tax (provision) benefit	(41,639)	6,867
Net earnings	120,691	180,607
Net loss (earnings) attributable to noncontrolling interests	118	(74)
Net earnings attributable to Match Group, Inc. shareholders	$120,809	$180,533

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.43	$0.63
Diluted	$0.42	$0.60

Stock-based compensation expense by function:
Cost of revenue	$1,317	$1,549
Selling and marketing expense	1,913	1,653
General and administrative expense	13,117	23,899
Product development expense	25,216	15,194
Total stock-based compensation expense	$41,563	$42,295
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Net earnings	$120,691	$180,607
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(34,444)	(45,848)
Total other comprehensive loss	(34,444)	(45,848)
Comprehensive income	86,247	134,759
Components of comprehensive loss attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	118	(74)
Change in foreign currency translation adjustment attributable to noncontrolling interests	3	385
Comprehensive loss attributable to noncontrolling interests	121	311
Comprehensive income attributable to Match Group, Inc. shareholders	$86,368	$135,070
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2023

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2022	$—	$287	286,817	$8,273,637	$(7,782,568)	$(369,182)	$(482,049)	$(359,875)	$994	$(358,881)
Net (loss) earnings for the three months ended March 31, 2023	(184)	—	—	—	120,809	—	—	120,809	66	120,875
Other comprehensive loss, net of tax	—	—	—	—	—	(34,441)	—	(34,441)	(3)	(34,444)
Stock-based compensation expense	—	—	—	44,400	—	—	—	44,400	—	44,400
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,394	9,146	—	—	—	9,147	—	9,147
Adjustment of redeemable noncontrolling interests to fair value	184	—	—	(184)	—	—	—	(184)	—	(184)
Purchase of noncontrolling interest	—			734	—	—	—	734	(3,157)	(2,423)
Purchase of treasury stock	—	—	—	—	—	—	(113,006)	(113,006)	—	(113,006)
Adjustment of noncontrolling interests to fair value	—	—	—	(2,100)	—	—	—	(2,100)	2,100	—
Other	—	—	—	(2)	—	—	—	(2)	—	(2)
Balance as of March 31, 2023	$—	$288	288,211	$8,325,631	$(7,661,759)	$(403,623)	$(595,055)	$(334,518)	$—	$(334,518)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Three Months Ended March 31, 2022

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

				(In thousands)
Balance as of December 31, 2021	$1,260	$283	283,470	$8,164,216	$(8,144,514)	$(223,754)	$(203,769)	$7,927	$(195,842)
Net (loss) earnings for the three months ended March 31, 2022	(442)	—	—	—	180,533	—	180,533	516	181,049
Other comprehensive loss, net of tax	—	—	—	—	—	(45,463)	(45,463)	(385)	(45,848)
Stock-based compensation expense	—	—	—	45,105	—	—	45,105	—	45,105
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,036	(90,668)	—	—	(90,665)	—	(90,665)
Adjustment of redeemable noncontrolling interests to fair value	(818)	—	—	818	—	—	818	—	818
Purchase of noncontrolling interest	—	—	—	6,672	—	—	6,672	(23,468)	(16,796)
Adjustment of noncontrolling interests to fair value	—	—	—	(16,085)	—	—	(16,085)	16,085	—
Other	—	—	—	405	—	—	405	—	405
Balance as of March 31, 2022	$—	$286	285,506	$8,110,463	$(7,963,981)	$(269,217)	$(122,449)	$675	$(121,774)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Net earnings	$120,691	$180,607
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	41,563	42,295
Depreciation	10,552	10,497
Amortization of intangibles	12,117	12,693
Deferred income taxes	11,711	(14,828)
Other adjustments, net	2,237	993
Changes in assets and liabilities
Accounts receivable	(65,728)	6,144
Other assets	(1,282)	27,074
Accounts payable and other liabilities	(34,427)	(24,868)
Income taxes payable and receivable	19,788	(9,957)
Deferred revenue	3,165	1,867
Net cash provided by operating activities	120,387	232,517
Cash flows from investing activities:
Capital expenditures	(19,843)	(17,657)
Other, net	53	2,997
Net cash used in investing activities	(19,790)	(14,660)
Cash flows from financing activities:
Payments to settle exchangeable notes	—	(47,677)
Proceeds from the settlement of exchangeable note hedges	—	32,058
Proceeds from issuance of common stock pursuant to stock-based awards	11,198	6,304
Withholding taxes paid on behalf of employees on net settled stock-based awards	(2,051)	(96,969)
Purchase of treasury stock	(112,502)	—
Purchase of noncontrolling interests	(1,577)	(10,329)
Net cash used in financing activities	(104,932)	(116,613)
Total cash (used) provided	(4,335)	101,244
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,820	(4,197)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,515)	97,047
Cash, cash equivalents, and restricted cash at beginning of period	572,516	815,512
Cash, cash equivalents, and restricted cash at end of period	$570,001	$912,559
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc., through its portfolio companies, is a leading provider of digital technologies designed to help people make meaningful connections. Our global portfolio of brands includes Tinder®, Match®, Hinge®, Meetic®, OkCupid®, Pairs™, Plenty Of Fish®, OurTime®, Azar®, Hakuna Live™, and more, each built to increase our users’ likelihood of connecting with others. Through our trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world. Match Group has one operating segment, Connections, which is managed as a portfolio of brands.
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
In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2022 was $252.7 million. During the three months ended March 31, 2023, the Company recognized $193.2 million of revenue that was included in the deferred revenue balance as of December 31, 2022. The current deferred revenue balance at March 31, 2023 is $255.7 million. At March 31, 2023 and December 31, 2022, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Direct Revenue:
Americas	$405,927	$399,978
Europe	212,516	215,328
APAC and Other	155,995	168,527
Total Direct Revenue	774,438	783,833
Indirect Revenue (principally advertising revenue)	12,686	14,798
Total Revenue	$787,124	$798,631

Direct Revenue:
Tinder	$441,146	$441,005
Hinge	82,753	64,963
Match Group Asia	75,661	87,209
Evergreen & Emerging	174,878	190,656
Total Direct Revenue	$774,438	$783,833
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
For the three months ended March 31, 2023, the Company recorded an income tax provision of $41.6 million at an effective tax rate of 26%, which is higher than the U.S. federal statutory rate primarily due to a lower stock price on the date stock-based awards vested compared to the stock price used to determine the fair value of such awards at their grant date. This was partially offset by a lower tax rate on U.S. income derived from foreign sources. For the three months ended March 31, 2022, the Company recorded an income tax benefit of $6.9 million primarily due to excess tax benefits generated by the exercise or vesting of stock-based awards.
Match Group is routinely under audit by federal, state, local, and foreign authorities in the area of income tax. These audits include a review of the timing and amount of income and deductions, and the allocation of

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
such income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for the years through December 31, 2019. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2014. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At March 31, 2023 and December 31, 2022, unrecognized tax benefits, including interest and penalties, were $42.2 million and $44.2 million, respectively. If unrecognized tax benefits at March 31, 2023 are subsequently recognized, income tax expense would be reduced by $30.4 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2022 was $31.3 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.6 million by March 31, 2024 due to expirations of statutes of limitations, which would reduce the income tax provision.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended March 31, 2023 and 2022 were not material. At March 31, 2023 and December 31, 2022, noncurrent income taxes payable includes accrued interest and penalties of $0.8 million and $1.2 million, respectively.
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both March 31, 2023 and December 31, 2022, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through March 31, 2023 were $2.1 million. For both the three months ended March 31, 2023 and 2022, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of March 31, 2023 and December 31, 2022, the Company has elected the measurement alternative. For the three months ended March 31, 2023 and 2022, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2023
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$35,508	$—	$35,508
Short-term investments:
Time deposits	—	8,448	8,448
Total	$35,508	$8,448	$43,956

	December 31, 2022
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$77,150	$—	$77,150
Time deposits	—	25,593	25,593
Short-term investments:
Time deposits	—	8,723	8,723
Total	$77,150	$34,316	$111,466
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

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a) (b)	$(3,837,322)	$(3,476,597)	$(3,835,726)	$(3,407,391)
______________________
(a)At March 31, 2023 and December 31, 2022, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $37.7 million and $39.3 million, respectively.
(b)At March 31, 2023, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes (described in “Note 4—Long-term Debt, net”) is $509.9 million and $493.1 million, respectively. At December 31, 2022, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes is $514.4 million and $499.7 million, respectively.
At March 31, 2023 and December 31, 2022, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	March 31, 2023	December 31, 2022

	(In thousands)
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1 commencing on April 1, 2022	500,000	500,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,875,000	3,875,000
Less: Unamortized original issue discount	4,148	4,366
Less: Unamortized debt issuance costs	33,530	34,908
Total long-term debt, net	$3,837,322	$3,835,726

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The Credit Facility has a borrowing capacity of $750 million and matures on February 13, 2025. At both March 31, 2023 and December 31, 2022, there were no outstanding borrowings, $0.4 million in outstanding letters of credit, and $749.6 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of March 31, 2023. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both March 31, 2023 and December 31, 2022, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at LIBOR plus 1.75%, which was 6.71% and 6.49% at March 31, 2023 and December 31, 2022, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at March 31, 2023. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
No 2026 or 2030 Exchangeable Notes were presented for exchange during the three months ended March 31, 2023. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of March 31, 2023.
At both March 31, 2023 and December 31, 2022, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on March 31, 2023 and December 31, 2022, respectively.
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
The following table sets forth the components of the outstanding Exchangeable Notes as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$575,000	$575,000	$575,000	$575,000
Less: Unamortized debt issuance costs	5,171	7,395	5,562	7,645
Net carrying value included in long-term debt, net	$569,829	$567,605	$569,438	$567,355

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes(a)	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,258	$2,875	$186	$1,258	$2,875
Amortization of debt issuance costs	391	250	150	386	245
Total interest expense recognized	$1,649	$3,125	$336	$1,644	$3,120
______________________
(a)The Company’s 0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”), the outstanding balance of which was fully redeemed during the year ended December 31, 2022.
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
The Exchangeable Notes Hedges are expected to reduce the potential dilutive effect on the Company’s common stock upon any exchange of Exchangeable Notes and/or offset any cash payment Match Group FinanceCo 2, Inc. or Match Group FinanceCo 3, Inc. is required to make in excess of the principal amount of the exchanged notes. The Exchangeable Notes Warrants have a dilutive effect on the Company’s common stock to the extent that the market price per share of the Company common stock exceeds their respective strike prices.
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at March 31, 2023:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Hedge	6.6	$87.52
2030 Exchangeable Notes Hedge	6.8	$84.22

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2022 Exchangeable Notes Warrants (b)	0.4	$68.22
2026 Exchangeable Notes Warrants	6.6	$134.76
2030 Exchangeable Notes Warrants	6.8	$134.82
______________________
(a)Subject to adjustment upon the occurrence of specified events.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(b)The outstanding 2022 Exchangeable Notes Warrants at March 31, 2023 are exercised ratably over 80 trading days, which commenced on the first trading date following the expiration date through April 27, 2023. No cash or shares were provided on exercise as the Company’s stock price was below the strike price.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three months ended March 31, 2023 and 2022, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Balance at January 1	$(369,182)	$(223,754)
Other comprehensive loss	(34,441)	(45,463)
Balance at March 31	$(403,623)	$(269,217)
At both March 31, 2023 and 2022, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended March 31,
	2023		2022
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$120,691	$120,691	$180,607	$180,607
Net loss (earnings) attributable to noncontrolling interests	118	118	(74)	(74)
Impact from subsidiaries’ dilutive securities	—	(30)	—	(98)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	3,179	—	3,339
Net earnings attributable to Match Group, Inc. shareholders	$120,809	$123,958	$180,533	$183,774

Denominator
Weighted average basic shares outstanding	279,260	279,260	284,459	284,459
Dilutive securities(b)(c)	—	3,993	—	7,116
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	15,327
Denominator for earnings per share—weighted average shares(b)(c)	279,260	296,650	284,459	306,902

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.43	$0.42	$0.63	$0.60
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the three months ended March 31, 2023, the Company adjusted net earnings

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes. For the three months ended March 31, 2022, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three months ended March 31, 2023 and 2022, 17.3 million and 1.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2023 and 2022, 2.6 million and 1.4 million shares, respectively, underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 7—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$569,879	$572,395	$912,434	$815,384
Restricted cash included in other current assets	122	121	125	128
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$570,001	$572,516	$912,559	$815,512
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
Operating and financial metrics:
•Americas includes North America, Central America, South America, and the Caribbean islands.
•Europe includes continental Europe, the British Isles, Iceland, Greenland, and Russia, but excludes Turkey (which is included in APAC and Other).
•APAC and Other includes Asia, Australia, the Pacific islands, the Middle East, and Africa.
•Match Group Asia (“MG Asia”) consists of the brands primarily focused on Asia including Pairs™, Azar®, and Hakuna®.
•Evergreen & Emerging (“E&E”) consists primarily of the brands Match®, Meetic®, OkCupid®, Plenty Of Fish®, BLK®, Chispa™, and The League®.
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

Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of both March 31, 2023 and December 31, 2022, there was $0.4 million outstanding in letters of credit and $749.6 million of availability under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2022, the Term Loan bore interest at LIBOR plus 1.75% and the then applicable rate was 6.49%. As of March 31, 2023, the applicable rate was 6.71% and $425 million was outstanding.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of March 31, 2023, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of March 31, 2023, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of March 31, 2023, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of March 31, 2023, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of March 31, 2023, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - The 0.875% Exchangeable Senior Notes issued by Match Group FinanceCo, Inc., a subsidiary of the Company, which are no longer outstanding at December 31, 2022.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of March 31, 2023, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of March 31, 2023, $575 million aggregate principal amount was outstanding.
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
For a more detailed description of the Company’s operating businesses, see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022
Revenue

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(In thousands, except RPP)
Direct Revenue:
Americas	$405,927	$5,949	1%	$399,978
Europe	212,516	(2,812)	(1)%	215,328
APAC and Other	155,995	(12,532)	(7)%	168,527
Total Direct Revenue	774,438	(9,395)	(1)%	783,833
Indirect Revenue	12,686	(2,112)	(14)%	14,798
Total Revenue	$787,124	$(11,507)	(1)%	$798,631

Direct Revenue
Tinder	$441,146	$141	—%	$441,005
Hinge	82,753	17,790	27%	64,963
MG Asia	75,661	(11,548)	(13)%	87,209
Evergreen & Emerging	174,878	(15,778)	(8)%	190,656
Total Direct Revenue	$774,438	$(9,395)	(1)%	$783,833

Percentage of Total Revenue:
Direct Revenue:
Americas	51%			50%
Europe	27%			27%
APAC and Other	20%			21%
Total Direct Revenue	98%			98%
Indirect Revenue	2%			2%
Total Revenue	100%			100%

Payers:
Americas	7,989	(170)	(2)%	8,159
Europe	4,397	(335)	(7)%	4,732
APAC and Other	3,488	45	1%	3,443
Total	15,874	(460)	(3)%	16,334

RPP:
Americas	$16.94	$0.60	4%	$16.34
Europe	$16.11	$0.94	6%	$15.17
APAC and Other	$14.91	$(1.41)	(9)%	$16.32
Total	$16.26	$0.26	2%	$16.00

Americas Direct Revenue grew $5.9 million, or 1%, in 2023 versus 2022, driven by 4% growth in RPP, partially offset by a 2% decrease in Payers. RPP growth was driven by higher average prices paid for subscriptions at Hinge and Tinder and increased average à la carte purchases per Payer at Tinder. The decrease in Payers was primarily driven by decreases at E&E, partially offset by increases at Hinge.
Europe Direct Revenue decreased $2.8 million, or 1%, in 2023 versus 2022, due to a 7% decrease in Payers, partially offset by 6% growth in RPP. The decrease in Payers was primarily due to decreases at Tinder and E&E, partially offset by increases at Hinge. RPP growth was driven by Tinder and Hinge, partially offset by unfavorable impacts from the strength of the U.S. dollar compared to the Euro and British Pound between the two periods.
APAC and Other Direct Revenue decreased $12.5 million, or 7%, in 2023 versus 2022, due to a 9% decrease in RPP, partially offset by a 1% increase in Payers. RPP was unfavorably impacted by the strength of the U.S. dollar compared to the Japanese Yen and Turkish Lira. The increase in Payers was primarily due to increases at Tinder and Hinge, partially offset by decreases at MG Asia and E&E.
Tinder Direct Revenue was flat at $441 million, driven by relatively flat Payers and RPP of 10.7 million and $13.80 in 2023, respectively.
Hinge Direct Revenue grew 27% over the prior year quarter, driven by growth in both Payers and RPP.
MG Asia Direct Revenue declined 13% over the prior year quarter, as growth continued at Azar, which was more than offset by declines at Pairs and Hakuna.
E&E Direct Revenue declined 8% over the prior year quarter, as we continued to moderate marketing spend at our Evergreen brands, leading to continued, but moderating, declines in such brands. Our Emerging brands continued to grow.
Indirect Revenue decreased primarily due to lower ad impressions and a lower price per impression received.
Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Cost of revenue	$240,010	$3,774	2%	$236,236
Percentage of revenue	30%			30%
Cost of revenue increased 2% primarily due to an increase in in-app purchase fees of $9.3 million, which included an $8.1 million escrow payment related to litigation regarding the fees paid to the Google Play store and an increase in hosting fees of $3.9 million, partially offset by a decrease in live streaming costs of $7.0 million.
Selling and marketing expense

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Selling and marketing expense	$137,359	$(14,529)	(10)%	$151,888
Percentage of revenue	17%			19%
Selling and marketing expense decreased as a result of lower marketing spend at multiple brands, partially offset by an increase in marketing spend at Hinge, as it continues to expand internationally, and a modest increase at Tinder.

General and administrative expense

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
General and administrative expense	$90,611	$(10,094)	(10)%	$100,705
Percentage of revenue	12%			13%
General and administrative expense decreased primarily due to a decrease in stock-based compensation expense due to forfeitures of equity awards related to recent management departures.
Product development expense

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Product development expense	$98,186	$19,392	25%	$78,794
Percentage of revenue	12%			10%
Product development expense increased primarily due to an increase in compensation expense of $20.9 million related to increased headcount at Tinder and Hinge and an increase in stock-based compensation expense associated with new equity awards granted in the current year.
Depreciation

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Depreciation	$10,552	$55	1%	$10,497
Percentage of revenue	1%			1%
Depreciation was nearly flat compared to the prior year period.
Amortization of intangibles

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Amortization of intangibles	$12,117	$(576)	(5)%	$12,693
Percentage of revenue	2%			2%
Amortization of intangibles decreased primarily due to impairments in 2022 of definite-lived intangible assets, which reduced the amortization in the current period, partially offset by the reclassification of trade names into definite-lived intangible assets in the fourth quarter of 2022, which increased the level of intangibles subject to amortization.

Operating income and Adjusted Operating Income

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Operating income	$198,289	$(9,529)	(5)%	$207,818
Percentage of revenue	25%			26%

Adjusted Operating Income	$262,521	$(10,782)	(4)%	$273,303
Percentage of revenue	33%			34%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
Operating income and Adjusted Operating Income decreased 5% and 4%, respectively. Both were impacted by a decrease in revenue, which was primarily due to decreases in revenue at E&E and MG Asia, partially offset by an increase in revenue at Hinge, as well as the increase in product development expense described above. These impacts were partially offset by lower selling and marketing expense as a percentage of revenue.
At March 31, 2023, there was $509.2 million of unrecognized compensation cost, net of estimated forfeitures, related to equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
Interest expense

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Interest expense	$39,351	$4,455	13%	$34,896
Interest expense increased primarily due to a higher LIBOR rate on the Term Loan in the current period.
Other income, net

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Other income, net	$3,392	$2,574	315%	$818
Other income, net in 2023 includes interest income of $4.5 million, partially offset by $1.1 million in net foreign currency losses.
Other income, net in 2022 includes mark-to-market adjustments pertaining to a liability classified equity instrument.

Income tax provision (benefit)

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Income tax provision (benefit)	$41,639	$48,506	NM	$(6,867)
Effective income tax rate	26%			NM
In 2023, the income tax provision of $41.6 million representing an effective tax rate of 26% is higher than the U.S. federal statutory rate primarily due to a lower stock price on the date stock-based awards vested compared to the stock price used to determine the fair value of such awards at their grant date. This was partially offset by a lower tax rate on U.S. income derived from foreign sources.
In 2022, the income tax benefit of $6.9 million was primarily due to excess tax benefits generated by the exercise or vesting of stock-based awards.
A number of countries are actively drafting legislation to implement the Organization for Economic Cooperation and Development's ("OECD") international tax framework, including the Pillar II minimum tax regime with effect from January 1, 2024 or later. The Company is currently monitoring these developments and is in the process of evaluating the potential impact on its results of operations.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$120,809	$180,533
Add back:
Net (loss) earnings attributable to noncontrolling interests	(118)	74
Income tax provision (benefit)	41,639	(6,867)
Other income, net	(3,392)	(818)
Interest expense	39,351	34,896
Operating Income	198,289	207,818
Stock-based compensation expense	41,563	42,295
Depreciation	10,552	10,497
Amortization of intangibles	12,117	12,693
Adjusted Operating Income	$262,521	$273,303
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Revenue, as reported	$787,124	$(11,507)	(1)%	$798,631
Foreign exchange effects	34,576
Revenue excluding foreign exchange effects	$821,700	$23,069	3%	$798,631

Americas Direct Revenue, as reported	$405,927	$5,949	1%	$399,978
Foreign exchange effects	3,982
Americas Direct Revenue, excluding foreign exchange effects	$409,909	$9,931	2%	$399,978

Europe Direct Revenue, as reported	$212,516	$(2,812)	(1)%	$215,328
Foreign exchange effects	12,997
Europe Direct Revenue, excluding foreign exchange effects	$225,513	$10,185	5%	$215,328

APAC and Other Direct Revenue, as reported	$155,995	$(12,532)	(7)%	$168,527
Foreign exchange effects	17,211
APAC and Other Direct Revenue, excluding foreign exchange effects	$173,206	$4,679	3%	$168,527

	Three Months Ended March 31,
	2023	$ Change	% Change	2022

RPP, as reported	$16.26	$0.26	2%	$16.00
Foreign exchange effects	0.72
RPP, excluding foreign exchange effects	$16.98	$0.98	6%	$16.00

Americas RPP, as reported	$16.94	$0.60	4%	$16.34
Foreign exchange effects	0.16
Americas RPP, excluding foreign exchange effects	$17.10	$0.76	5%	$16.34

Europe RPP, as reported	$16.11	$0.94	6%	$15.17
Foreign exchange effects	0.99
Europe RPP, excluding foreign exchange effects	$17.10	$1.93	13%	$15.17

APAC and Other RPP, as reported	$14.91	$(1.41)	(9)%	$16.32
Foreign exchange effects	1.64
APAC and Other RPP, excluding foreign exchange effects	$16.55	$0.23	1%	$16.32

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents:
United States	$394,035	$399,732
All other countries	175,844	172,663
Total cash and cash equivalents	569,879	572,395
Short-term investments	8,448	8,723
Total cash and cash equivalents and short-term investments	$578,327	$581,118

Long-term debt:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,875,000	3,875,000
Less: Unamortized original issue discount	4,148	4,366
Less: Unamortized debt issuance costs	33,530	34,908
Total long-term debt, net	$3,837,322	$3,835,726
Long-term Debt
For a detailed description of long-term debt, see “Note 4—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$120,387	$232,517
Net cash used in investing activities	(19,790)	(14,660)
Net cash used in financing activities	(104,932)	(116,613)
2023
Net cash provided by operating activities in 2023 includes adjustments to earnings of $41.6 million of stock-based compensation expense, $12.1 million of amortization of intangibles, and $10.6 million of depreciation. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $65.7 million primarily related to the timing of cash receipts and a decrease in accounts payable and other liabilities of $34.4 million due to the timing of payments. These changes were partially offset by an increase in income taxes payable of $19.8 million primarily related to the timing of tax payments.

Net cash used in investing activities in 2023 consists primarily of capital expenditures of $19.8 million primarily related to internal development of software and purchases of computer hardware.
Net cash used in financing activities in 2023 is primarily due to purchases of treasury stock of $112.5 million, payments of $2.1 million of withholding taxes paid on behalf of employees for net-settled equity awards, and purchases of non-controlling interests for $1.6 million. These uses of cash were partially offset by $11.2 million of proceeds from the issuance of common stock pursuant to stock-based awards.
2022
Net cash provided by operating activities in 2022 includes adjustments to earnings of $42.3 million of stock-based compensation expense, $12.7 million of amortization, and $10.5 million of depreciation, which adjustments were partially offset by deferred income taxes of $14.8 million primarily related to the net operating loss carryforward created by the settlement of stock-based awards and deferred tax assets created by the capitalization of research and development costs. The increase in cash from changes in working capital primarily consists of an increase from other assets of $27.1 million primarily due to the settlement of a derivative asset related to the 2022 Exchangeable Notes Hedges and the amortization of prepaid hosting services, and a decrease in accounts receivable of $6.1 million. These changes were partially offset by a decrease in accounts payable and other liabilities of $24.9 million due mainly to payment of a liability related to the 2022 Exchangeable Notes presented for exchange and due to the timing of payments, including interest payments and a decrease in income taxes payable of $10.0 million primarily related to the timing of payments related to international taxes.
Net cash used in investing activities in 2022 consists primarily of capital expenditures of $17.7 million primarily related to internal development of software and purchased computer hardware.
Net cash used in financing activities in 2022 is primarily due to payments of $97.0 million for withholding taxes paid on behalf of employees for net-settled equity awards and payments of $47.7 million to repurchase a portion of outstanding 2022 Exchangeable Notes. These payments were partially offset by proceeds of $32.1 million related to the settlement of certain outstanding note hedges associated with the settlement of a portion of the 2022 Exchangeable Notes, and $6.3 million of proceeds from the issuance of common stock pursuant to stock-based awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of March 31, 2023, $749.6 million was available under the Credit Facility that expires on February 13, 2025.
The Company has various obligations related to long-term debt instruments and operating leases. For additional information on long-term debt, including maturity dates and interest rates, see “Note 4—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.” For additional information on operating lease payments, including a schedule of obligations by year, see “Note 13—Leases” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company believes it has sufficient cash flows from operations to satisfy these future obligations.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2023 cash capital expenditures will be between $65 million and $70 million, an increase from 2022 cash capital expenditures driven by increases in capitalized labor and planned leasehold improvements in our recently leased spaces.
In connection with our agreement with Google to withdraw our temporary restraining order, we have agreed to pay $40 million into an escrow account with scheduled payments through July 2023, of which we have paid $29.3 million into as of March 31, 2023.
Our U.S. federal net operating losses, primarily generated from excess tax benefits from the exercise and vesting of stock-based awards, had been largely utilized as of December 31, 2022. Based on current estimates, we anticipate a $70 million to $80 million increase in cash income taxes paid during 2023 compared to cash income taxes paid in 2022. This estimate will be impacted by a variety of factors, including our stock price at the time stock-based awards vest or are exercised.
We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $75.5 million for the remainder of 2023, $102.8 million for 2024, $84.6 million for 2025, and $14.2 million for 2026.
At March 31, 2023, we do not have any off-balance sheet arrangements, other than as described above.
In May 2022, our Board of Directors approved a share repurchase program (the “Share Repurchase Program”) to repurchase up to 12.5 million shares of our common stock. Under the Share Repurchase Program, shares of our common stock could be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. During the three months ended March 31, 2023, we repurchased 2.6 million shares for $112.5 million, on a trade date basis under the Share Repurchase Program. On April 28, 2023, the Board of Directors approved a new share repurchase program for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock, which replaced the existing Share Repurchase Program. Under the new share repurchase program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The new share repurchase program may be commenced, suspended or discontinued at any time.
As of March 31, 2023, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the three months ended March 31, 2023, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2023, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Pursuant to the Transaction Agreement, entered into in connection with our separation from IAC/InterActiveCorp, now known as IAC Inc. (“IAC”), we have agreed to indemnify IAC for matters relating to any business of Former Match Group, including indemnifying IAC for costs related to the matters described below other than the matter described under the heading “Newman Derivative and Stockholder Class Action Regarding Separation Transaction”.
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
Bardaji Securities Class Action
On March 6, 2023, a Match Group shareholder filed a complaint in federal district court in Delaware against Match Group, Inc., its Chief Executive Officer, its former Chief Executive Officer, and its President and Chief Financial Officer seeking to recover unspecified monetary damages on behalf of a class of acquirers of Match Group securities between November 3, 2021 and January 31, 2023. See Leopold Riola Bardaji v. Match Group, Inc. et al, No. 1:23-cv-00245-UNA (District of Delaware). The complaint alleges that Match Group, Inc. misrepresented and/or failed to disclose that its Tinder business was not effectively executing on its new product initiatives; as a result, Tinder was not on track to deliver its planned product initiatives in 2022; and therefore, Match Group, Inc.’s statements about its Tinder’s business, product initiatives, operations, and prospects lacked a reasonable basis. We believe that the allegations in this lawsuit are without merit and will defend vigorously against them.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: competition, our ability to maintain user rates on our higher monetizing services, our ability to attract users to our services through cost-effective marketing and related efforts, foreign currency exchange rate fluctuations, our ability to distribute our services through third parties and offset related fees, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, risks relating to certain of our international operations and acquisitions, certain risks relating to our relationship with IAC post-separation, the impact of the outbreak of pandemics such as the COVID-19 coronavirus, the risks inherent in separating Match Group from IAC, including uncertainties related to, among other things, the tax treatment of the transaction, uncertainties related to the acquisition of Hyperconnect, including, among other things, the expected benefits of the transaction, any litigation arising out of or relating to the transaction, and the impact of the transaction on the businesses of Match Group, and inflation and other macroeconomic conditions.
Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2022. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition, and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report. Match Group does not undertake to update these forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2023.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2023	—	$—	—	5,307,989
February 2023	2,021,003	$43.29	2,021,003	3,286,986
March 2023	600,000	$41.67	600,000	2,686,986
Total	2,621,003	$42.92	2,621,003	2,686,986
______________________
(1)Reflects repurchases made pursuant to the 12.5 million share repurchase program authorized in May 2022 (the “Prior Program”). On April 28, 2023, the Board of Directors of the Company approved a new share repurchase program of up to $1.0 billion in aggregate value of shares of Match Group stock (the “New Program”). The New Program replaces the Prior Program.
(2)Represents the total number of shares of common stock that remained available for repurchase pursuant to the Prior Program.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	First Amendment to Amended and Restated Employment Agreement, dated as of January 26, 2023, between Match Group, Inc. and Gary Swidler.	8-K	001-34148	10.1	1/26/2023
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2023	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
President and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	President and Chief Financial Officer	May 5, 2023
Gary Swidler