Form 10-Q
period 2023-06-30
Match Group, Inc.
filed 2023-08-03
CIK 891103

As filed with the Securities and Exchange Commission on August 3, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2023
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of July 28, 2023, there were 278,086,755 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2023	December 31, 2022

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$732,567	$572,395
Short-term investments	8,349	8,723
Accounts receivable, net of allowance of $751 and $387, respectively	272,308	191,940
Other current assets	115,706	109,327
Total current assets	1,128,930	882,385
Property and equipment, net of accumulated depreciation and amortization of $217,537 and $198,409, respectively	191,125	176,136
Goodwill	2,303,181	2,348,366
Intangible assets, net of accumulated amortization of $98,349 and $78,160, respectively	326,232	357,747
Deferred income taxes	247,814	276,947
Other non-current assets	141,745	141,183
TOTAL ASSETS	$4,339,027	$4,182,764
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$8,004	$13,699
Deferred revenue	243,933	252,718
Accrued expenses and other current liabilities	282,221	289,937
Total current liabilities	534,158	556,354
Long-term debt, net	3,838,943	3,835,726
Income taxes payable	11,551	13,282
Deferred income taxes	28,835	32,631
Other long-term liabilities	103,056	103,652

Redeemable noncontrolling interests	—	—

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 288,686,329 and 286,817,375 shares issued; and 277,849,197 and 279,625,364 outstanding at June 30, 2023 and December 31, 2022, respectively	289	287
Additional paid-in capital	8,392,805	8,273,637
Retained deficit	(7,524,414)	(7,782,568)
Accumulated other comprehensive loss	(418,793)	(369,182)
Treasury stock; 10,837,132 and 7,192,011 shares, respectively	(627,814)	(482,049)
Total Match Group, Inc. shareholders’ equity	(177,927)	(359,875)
Noncontrolling interests	411	994
Total shareholders’ equity	(177,516)	(358,881)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,339,027	$4,182,764
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Revenue	$829,552	$794,513	$1,616,676	$1,593,144
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	250,294	240,840	490,304	477,076
Selling and marketing expense	136,597	125,679	273,956	277,567
General and administrative expense	107,698	110,638	198,309	211,343
Product development expense	94,287	86,410	192,473	165,204
Depreciation	14,565	11,488	25,117	21,985
Impairment and amortization of intangibles	11,315	229,539	23,432	242,232
Total operating costs and expenses	614,756	804,594	1,203,591	1,395,407
Operating income (loss)	214,796	(10,081)	413,085	197,737
Interest expense	(39,742)	(35,623)	(79,093)	(70,519)
Other income, net	3,432	5,291	6,824	6,109
Earnings (loss) before income taxes	178,486	(40,413)	340,816	133,327
Income tax (provision) benefit	(41,141)	8,048	(82,780)	14,915
Net earnings (loss)	137,345	(32,365)	258,036	148,242
Net loss attributable to noncontrolling interests	—	507	118	433
Net earnings (loss) attributable to Match Group, Inc. shareholders	$137,345	$(31,858)	$258,154	$148,675

Net earnings (loss) per share attributable to Match Group, Inc. shareholders:
Basic	$0.49	$(0.11)	$0.93	$0.52
Diluted	$0.48	$(0.11)	$0.89	$0.50

Stock-based compensation expense by function:
Cost of revenue	$1,673	$1,558	$2,990	$3,107
Selling and marketing expense	2,558	2,166	4,471	3,819
General and administrative expense	28,088	30,032	41,205	53,931
Product development expense	28,318	21,011	53,534	36,205
Total stock-based compensation expense	$60,637	$54,767	$102,200	$97,062
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Net earnings (loss)	$137,345	$(32,365)	$258,036	$148,242
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(15,170)	(139,201)	(49,614)	(185,049)
Total other comprehensive loss	(15,170)	(139,201)	(49,614)	(185,049)
Comprehensive income (loss)	122,175	(171,566)	208,422	(36,807)
Components of comprehensive loss attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	—	507	118	433
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	581	3	966
Comprehensive loss attributable to noncontrolling interests	—	1,088	121	1,399
Comprehensive income (loss) attributable to Match Group, Inc. shareholders	$122,175	$(170,478)	$208,543	$(35,408)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended June 30, 2023

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of March 31, 2023	$—	$288	288,211	$8,325,631	$(7,661,759)	$(403,623)	$(595,055)	$(334,518)	$—	$(334,518)
Net earnings for the three months ended June 30, 2023	—	—	—	—	137,345	—	—	137,345	—	137,345
Other comprehensive loss, net of tax	—	—	—	—	—	(15,170)	—	(15,170)	—	(15,170)
Stock-based compensation expense	—	—	—	63,793	—	—	—	63,793	—	63,793
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	1	475	4,088	—	—	—	4,089	—	4,089
Purchase of redeemable noncontrolling interests	(295)	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	295	—	—	(295)	—	—	—	(295)	—	(295)
Purchase of treasury stock	—	—	—	—	—	—	(32,759)	(32,759)	—	(32,759)
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	(411)	—	—	—	(411)	411	—
Other	—	—	—	(1)	—	—	—	(1)	—	(1)
Balance as of June 30, 2023	$—	$289	288,686	$8,392,805	$(7,524,414)	$(418,793)	$(627,814)	$(177,927)	$411	$(177,516)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2023

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2022	$—	$287	286,817	$8,273,637	$(7,782,568)	$(369,182)	$(482,049)	$(359,875)	$994	$(358,881)
Net (loss) earnings for the six months ended June 30, 2023	(184)	—	—	—	258,154	—	—	258,154	66	258,220
Other comprehensive loss, net of tax	—	—	—	—	—	(49,611)	—	(49,611)	(3)	(49,614)
Stock-based compensation expense	—	—	—	108,193	—	—	—	108,193	—	108,193
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	2	1,869	13,234	—	—	—	13,236	—	13,236
Purchase of redeemable noncontrolling interests	(295)	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	479	—	—	(479)	—	—	—	(479)	—	(479)
Purchase of noncontrolling interest	—			734	—	—	—	734	(3,157)	(2,423)
Purchase of treasury stock	—	—	—	—	—	—	(145,765)	(145,765)	—	(145,765)
Adjustment of noncontrolling interests to fair value	—	—	—	(2,100)	—	—	—	(2,100)	2,100	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	(411)	—	—	—	(411)	411	—
Other	—	—	—	(3)	—	—	—	(3)	—	(3)
Balance as of June 30, 2023	$—	$289	288,686	$8,392,805	$(7,524,414)	$(418,793)	$(627,814)	$(177,927)	$411	$(177,516)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Six Months Ended June 30, 2022

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

				(In thousands)
Balance as of December 31, 2021	$1,260	$283	283,470	$8,164,216	$(8,144,514)	$(223,754)	$—	$(203,769)	$7,927	$(195,842)
Net (loss) earnings for the six months ended June 30, 2022	(950)	—	—	—	148,675	—	—	148,675	517	149,192
Other comprehensive loss, net of tax	—	—	—	—	—	(184,083)	—	(184,083)	(966)	(185,049)
Stock-based compensation expense	—	—	—	103,120	—	—	—	103,120	—	103,120
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,632	(84,510)	—	—	—	(84,507)	—	(84,507)
Adjustment of redeemable noncontrolling interests to fair value	(310)	—	—	310	—	—	—	310	—	310
Purchase of noncontrolling interest	—	—	—	6,672	—	—	—	6,672	(23,693)	(17,021)
Purchase of treasury stock	—	—	—	—	—	—	(215,538)	(215,538)	—	(215,538)
Adjustment of noncontrolling interests to fair value	—	—	—	(16,215)	—	—	—	(16,215)	16,215	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	(844)	—	—	—	(844)	844	—
Settlement of notes warrants	—	—	—	(7,116)	—	—		(7,116)	—	(7,116)
Other	—	—	—	350	—	—	—	350	—	350
Balance as of June 30, 2022	$—	$286	286,102	$8,165,983	$(7,995,839)	$(407,837)	$(215,538)	$(452,945)	$844	$(452,101)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Net earnings	$258,036	$148,242
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	102,200	97,062
Depreciation	25,117	21,985
Impairment and amortization of intangibles	23,432	242,232
Deferred income taxes	26,627	(32,663)
Other adjustments, net	6,912	1,693
Changes in assets and liabilities
Accounts receivable	(83,074)	934
Other assets	2,128	30,562
Accounts payable and other liabilities	(27,988)	(476,056)
Income taxes payable and receivable	4,001	(15,089)
Deferred revenue	(7,526)	1,062
Net cash provided by operating activities	329,865	19,964
Cash flows from investing activities:
Capital expenditures	(37,457)	(27,305)
Other, net	89	1,787
Net cash used in investing activities	(37,368)	(25,518)
Cash flows from financing activities:
Payments to settle exchangeable notes	—	(94,252)
Proceeds from the settlement of exchangeable note hedges	—	52,623
Payments to settle warrants related to exchangeable notes	—	(7,482)
Proceeds from issuance of common stock pursuant to stock-based awards	15,816	16,356
Withholding taxes paid on behalf of employees on net settled stock-based awards	(2,580)	(101,089)
Purchase of treasury stock	(145,108)	(190,980)
Purchase of noncontrolling interests	(1,872)	(10,554)
Other, net	—	10
Net cash used in financing activities	(133,744)	(335,368)
Total cash provided (used)	158,753	(340,922)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,421	(10,786)
Net increase (decrease) in cash, cash equivalents, and restricted cash	160,174	(351,708)
Cash, cash equivalents, and restricted cash at beginning of period	572,516	815,512
Cash, cash equivalents, and restricted cash at end of period	$732,690	$463,804
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2022 was $252.7 million. During the six months ended June 30, 2023, the Company recognized $236.2 million of revenue that was included in the deferred revenue balance as of December 31, 2022. The current deferred revenue balance at June 30, 2023 is $243.9 million. At June 30, 2023 and December 31, 2022, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Direct Revenue:
Americas	$429,946	$408,730	$835,873	$808,708
Europe	227,718	208,471	440,234	423,799
APAC and Other	158,472	162,952	314,467	331,479
Total Direct Revenue	816,136	780,153	1,590,574	1,563,986
Indirect Revenue (principally advertising revenue)	13,416	14,360	26,102	29,158
Total Revenue	$829,552	$794,513	$1,616,676	$1,593,144

Direct Revenue:
Tinder	$474,746	$449,095	$915,892	$890,100
Hinge	90,331	67,141	173,084	132,104
Match Group Asia(a)	76,605	79,646	152,266	166,855
Evergreen & Emerging(b)	174,454	184,271	349,332	374,927
Total Direct Revenue	$816,136	$780,153	$1,590,574	$1,563,986
______________________
(a)Consists of the brands primarily focused on Asia including Pairs, Azar, and Hakuna.
(b)Consists primarily of the brands Match, Meetic, OkCupid, Plenty Of Fish, BLK®, Chispa™, and The League®.
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
For the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $41.1 million and an income tax benefit of $8.0 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $82.8 million and an income tax benefit of $14.9

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
million, respectively. The effective tax rates for both the three and six-month periods in 2023 were higher than the statutory rate primarily due to nondeductible stock-based compensation, a lower stock price on the date certain stock-based awards vested compared to the grant date fair value of such awards, and state taxes, net of federal benefits. These increases were partially offset by a lower tax rate on U.S. income derived from foreign sources. The effective tax rates for the three and six-month periods in 2022 benefited from excess tax benefits generated by the vesting or exercise of stock-based awards.
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
At June 30, 2023 and December 31, 2022, unrecognized tax benefits, including interest and penalties, were $43.1 million and $44.2 million, respectively. If unrecognized tax benefits at June 30, 2023 are subsequently recognized, income tax expense would be reduced by $31.2 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2022 was $31.3 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.8 million by June 30, 2024 due to expirations of statutes of limitations, which would reduce the income tax provision.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended June 30, 2023 and 2022 were not material. At June 30, 2023 and December 31, 2022, noncurrent income taxes payable includes accrued interest and penalties of $0.8 million and $1.2 million, respectively.
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both June 30, 2023 and December 31, 2022, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through June 30, 2023 were $2.1 million. For both the six months ended June 30, 2023 and 2022, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of June 30, 2023 and December 31, 2022, the Company has elected the measurement alternative. For the three and six months ended June 30, 2023 and 2022, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2023
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$88,470	$—	$88,470
Time deposits	—	95,771	95,771
Short-term investments:
Time deposits	—	8,349	8,349
Total	$88,470	$104,120	$192,590

	December 31, 2022
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$77,150	$—	$77,150
Time deposits	—	25,593	25,593
Short-term investments:
Time deposits	—	8,723	8,723
Total	$77,150	$34,316	$111,466
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
During the second quarter of 2022, the Company recorded an impairment charge of $217.4 million, which is included within impairment and amortization of intangibles, on trade names and technology intangible assets associated with the Hyperconnect acquisition. The Company conducted avoided royalty discounted cash flow (“DCF”) valuations for the various intangibles to determine the current fair value of these intangible assets at June 30, 2022. As of that date, our expectations of future revenues and cash flows of Hyperconnect had declined since the time of the acquisition, including impacts of unfavorable foreign currency exchange rate changes in certain of Hyperconnect’s key markets. Additionally, the discount rates used in the valuations had increased

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
since the time of the Hyperconnect acquisition, further negatively impacting the fair value of these intangible assets.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a) (b)	$(3,838,943)	$(3,502,475)	$(3,835,726)	$(3,407,391)
______________________
(a)At June 30, 2023 and December 31, 2022, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $36.1 million and $39.3 million, respectively.
(b)At June 30, 2023, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes (described in “Note 4—Long-term Debt, net”) is $516.9 million and $516.6 million, respectively. At December 31, 2022, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes is $514.4 million and $499.7 million, respectively.
At June 30, 2023 and December 31, 2022, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	June 30, 2023	December 31, 2022

	(In thousands)
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1 commencing on April 1, 2022	500,000	500,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,875,000	3,875,000
Less: Unamortized original issue discount	3,929	4,366
Less: Unamortized debt issuance costs	32,128	34,908
Total long-term debt, net	$3,838,943	$3,835,726
Credit Facility and Term Loan
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”), is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for the Credit Facility and the Term Loan. Effective June 30, 2023, we entered into an amendment to replace the LIBOR rate with a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”) for future repricing events under the Credit Facility or Term Loan and new borrowings.
The Credit Facility has a borrowing capacity of $750 million and matures on February 13, 2025. At both June 30, 2023 and December 31, 2022, there were no outstanding borrowings, $0.4 million in outstanding letters of credit, and $749.6 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of June 30, 2023. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or Adjusted Term SOFR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both June 30, 2023 and December 31, 2022, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at LIBOR plus 1.75%, which was 7.26% and 6.49% at June 30, 2023 and December 31, 2022, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.

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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at June 30, 2023. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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
No 2026 or 2030 Exchangeable Notes were presented for exchange during the six months ended June 30, 2023. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of June 30, 2023.
At both June 30, 2023 and December 31, 2022, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on June 30, 2023 and December 31, 2022, respectively.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table sets forth the components of the outstanding Exchangeable Notes as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$575,000	$575,000	$575,000	$575,000
Less: Unamortized debt issuance costs	4,776	7,141	5,562	7,645
Net carrying value included in long-term debt, net	$570,224	$567,859	$569,438	$567,355
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes(a)	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,258	$2,875	$167	$1,258	$2,875
Amortization of debt issuance costs	395	254	149	391	248
Total interest expense recognized	$1,653	$3,129	$316	$1,649	$3,123

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes(a)	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$2,516	$5,750	$353	$2,516	$5,750
Amortization of debt issuance costs	786	504	299	777	493
Total interest expense recognized	$3,302	$6,254	$652	$3,293	$6,243
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
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at June 30, 2023:

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
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three and six months ended June 30, 2023 and 2022, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended June 30,
	2023	2022

	(In thousands)
Balance at April 1	$(403,623)	$(269,217)
Other comprehensive loss	(15,170)	(138,620)
Balance at June 30	$(418,793)	$(407,837)

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Balance at January 1	$(369,182)	$(223,754)
Other comprehensive loss	(49,611)	(184,083)
Balance at June 30	$(418,793)	$(407,837)
At both June 30, 2023 and 2022, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings (loss)	$137,345	$137,345	$(32,365)	$(32,365)
Net loss attributable to noncontrolling interests	—	—	507	507
Impact from subsidiaries’ dilutive securities	—	(34)	—	—
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	3,179	—	—
Net earnings (loss) attributable to Match Group, Inc. shareholders	$137,345	$140,490	$(31,858)	$(31,858)

Denominator
Weighted average basic shares outstanding	278,133	278,133	285,126	285,126
Dilutive securities(b)(c)	—	3,472	—	—
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	—
Denominator for earnings per share—weighted average shares(b)(c)	278,133	295,002	285,126	285,126

Earnings (loss) per share:
Earnings (loss) per share attributable to Match Group, Inc. shareholders	$0.49	$0.48	$(0.11)	$(0.11)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$258,036	$258,036	$148,242	$148,242
Net loss attributable to noncontrolling interests	118	118	433	433
Impact from subsidiaries’ dilutive securities	—	(64)	—	(153)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	6,357	—	2,218
Net earnings attributable to Match Group, Inc. shareholders	$258,154	$264,447	$148,675	$150,740

Denominator
Weighted average basic shares outstanding	278,693	278,693	284,794	284,794
Dilutive securities(b)(c)	—	3,733	—	5,949
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	7,955
Denominator for earnings per share—weighted average shares(b)(c)	278,693	295,823	284,794	298,698

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.93	$0.89	$0.52	$0.50
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the three and six months ended June 30, 2023, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes. For the three months ended June 30, 2022, the 2022, 2026, and 2030 Exchangeable Notes were not more dilutive under the if-converted method and therefore the weighted average 0.9 million, 6.6 million, and 6.8 million shares, respectively, related to the 2022, 2026, and 2030 Exchangeable Notes are excluded from dilutive securities. For the six months ended June 30, 2022, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022 and 2026 Exchangeable Notes and dilutive shares were included for the same set of notes. For the six months ended June 30, 2022, the 2030 Exchangeable Notes were not more dilutive under the if-converted method and therefore the weighted average 6.8 million shares related to the 2030 Exchangeable Notes are excluded from dilutive securities.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three and six months ended June 30, 2023, 20.6 million and 17.2 million potentially dilutive securities, respectively, and for the three and six months ended June 30, 2022, 8.0 million and 2.6 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
respective reporting periods. For both the three and six months ended June 30, 2023, 3.5 million shares underlying market-based awards and PSUs, and for both the three and six months ended June 30, 2022, 1.5 million shares underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 7—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$732,567	$572,395	$463,686	$815,384
Restricted cash included in other current assets	123	121	118	128
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$732,690	$572,516	$463,804	$815,512
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

Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of both June 30, 2023 and December 31, 2022, there was $0.4 million outstanding in letters of credit and $749.6 million of availability under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2022, the Term Loan bore interest at LIBOR plus 1.75% and the then applicable rate was 6.49%. As of June 30, 2023, the applicable rate was 7.26% and $425 million was outstanding. Effective June 30, 2023, we entered into an amendment to replace the LIBOR rate with a term secured overnight financing rate plus an applicable adjustment for future repricing events under the Term Loan.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of June 30, 2023, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of June 30, 2023, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of June 30, 2023, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of June 30, 2023, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of June 30, 2023, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - The 0.875% Exchangeable Senior Notes issued by Match Group FinanceCo, Inc., a subsidiary of the Company, which were settled prior to December 31, 2022 and are no longer outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of June 30, 2023, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of June 30, 2023, $575 million aggregate principal amount was outstanding.
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

Results of Operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022

	(In thousands, except RPP)
Direct Revenue:
Americas	$429,946	$21,216	5%	$408,730	$835,873	$27,165	3%	$808,708
Europe	227,718	19,247	9%	208,471	440,234	16,435	4%	423,799
APAC and Other	158,472	(4,480)	(3)%	162,952	314,467	(17,012)	(5)%	331,479
Total Direct Revenue	816,136	35,983	5%	780,153	1,590,574	26,588	2%	1,563,986
Indirect Revenue	13,416	(944)	(7)%	14,360	26,102	(3,056)	(10)%	29,158
Total Revenue	$829,552	$35,039	4%	$794,513	$1,616,676	$23,532	1%	$1,593,144

Direct Revenue
Tinder	$474,746	$25,651	6%	$449,095	$915,892	$25,792	3%	$890,100
Hinge	90,331	23,190	35%	67,141	173,084	40,980	31%	132,104
MG Asia	76,605	(3,041)	(4)%	79,646	152,266	(14,589)	(9)%	166,855
Evergreen & Emerging	174,454	(9,817)	(5)%	184,271	349,332	(25,595)	(7)%	374,927
Total Direct Revenue	$816,136	$35,983	5%	$780,153	$1,590,574	$26,588	2%	$1,563,986

Percentage of Total Revenue:
Direct Revenue:
Americas	52%			51%	52%			51%
Europe	27%			26%	27%			26%
APAC and Other	19%			21%	19%			21%
Total Direct Revenue	98%			98%	98%			98%
Indirect Revenue	2%			2%	2%			2%
Total Revenue	100%			100%	100%			100%

Payers:
Americas	7,717	(508)	(6)%	8,225	7,853	(339)	(4)%	8,192
Europe	4,417	(147)	(3)%	4,564	4,407	(241)	(5)%	4,648
APAC and Other	3,496	(110)	(3)%	3,606	3,492	(32)	(1)%	3,524
Total	15,630	(765)	(5)%	16,395	15,752	(612)	(4)%	16,364

RPP:
Americas	$18.57	$2.01	12%	$16.56	$17.74	$1.29	8%	$16.45
Europe	$17.18	$1.95	13%	$15.23	$16.65	$1.45	10%	$15.20
APAC and Other	$15.11	$0.05	—%	$15.06	$15.01	$(0.67)	(4)%	$15.68
Total	$17.41	$1.55	10%	$15.86	$16.83	$0.90	6%	$15.93

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Americas Direct Revenue grew $21.2 million, or 5%, in 2023 versus 2022, driven by 12% growth in RPP, partially offset by a 6% decrease in Payers. RPP growth was driven by higher average prices paid for subscriptions per Payer at Tinder and Hinge and increased average à la carte purchases per Payer at Tinder. The decrease in Payers was primarily driven by decreases at Tinder due to pricing optimizations, as well as decreases in Payers at Match and OkCupid, partially offset by increases at Hinge.
Europe Direct Revenue grew $19.2 million, or 9%, in 2023 versus 2022, driven by 13% growth in RPP, partially offset by a 3% decrease in Payers. RPP growth was driven by increases at Tinder and Hinge. The decrease in Payers was primarily due to decreases at Meetic and Tinder, partially offset by increases at Hinge.
APAC and Other Direct Revenue decreased $4.5 million, or 3%, in 2023 versus 2022, primarily due to the strength of the U.S. dollar compared to the Japanese Yen and Turkish Lira, as well as a 3% decrease in Payers. The decrease in Payers was primarily driven by Pairs and Azar, partially offset by increases at Tinder.
Tinder Direct Revenue grew 6% in 2023 versus 2022, driven by growth in RPP driven by pricing optimizations in the U.S. market and new weekly subscription offerings, partially offset by a decrease in Payers due to the pricing optimizations.
Hinge Direct Revenue grew 35% in 2023 versus 2022, driven by growth in both Payers and RPP.
MG Asia Direct Revenue declined 4% over the prior year quarter, driven by declines at Pairs and Hakuna, partially offset by growth at Azar.
E&E Direct Revenue declined 5% over the prior year quarter, as we continued to moderate marketing spend at our Evergreen brands, leading to continued, but moderating, declines in such brands. The decline at our Evergreen brands was partially offset by growth at our Emerging brands.
Indirect Revenue decreased primarily due to a lower price per impression received.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Americas Direct Revenue grew $27.2 million, or 3%, in 2023 versus 2022, driven by 8% growth in RPP, partially offset by a 4% decrease in Payers, primarily due to the factors described above in the three-month discussion.
Europe Direct Revenue increased $16.4 million, or 4%, in 2023 versus 2022, driven by 10% growth in RPP, partially offset by a 5% decrease in Payers, primarily due to the factors described above in the three-month discussion.
APAC and Other Direct Revenue decreased $17.0 million, or 5%, in 2023 versus 2022, due to a 4% decrease in RPP and a 1% decrease in Payers primarily due to the factors described above in the three-month discussion.
Tinder and Hinge Direct Revenue grew 3% and 31%, respectively, in 2023 versus 2022, primarily due to the factors described above in the three-month discussion.
MG Asia Direct Revenue declined 9% in 2023 versus 2022, primarily due to the factors described above in the three-month discussion.
E&E Direct Revenue declined 7% in 2023 versus 2022, primarily due to the factors described above in the three-month discussion.
Indirect Revenue decreased primarily due to the factors described above in the three-month discussion.

Cost of revenue (exclusive of depreciation)
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Cost of revenue	$250,294	$9,454	4%	$240,840
Percentage of revenue	30%			30%
Cost of revenue increased 4% primarily due to an increase in in-app purchase fees of $18.4 million, which included an $8.1 million escrow payment related to litigation regarding the fees paid to the Google Play store, partially offset by a decrease in live streaming costs of $8.7 million.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Cost of revenue	$490,304	$13,228	3%	$477,076
Percentage of revenue	30%			30%
Cost of revenue increased 3% primarily due to the factors described above in the three-month discussion.
Selling and marketing expense
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Selling and marketing expense	$136,597	$10,918	9%	$125,679
Percentage of revenue	16%			16%
Selling and marketing expense increased primarily due to higher marketing spend at Hinge, as it continues to expand internationally, as well as at Tinder, partially offset by lower marketing spend at multiple brands.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Selling and marketing expense	$273,956	$(3,611)	(1)%	$277,567
Percentage of revenue	17%			17%
Selling and marketing expense decreased as a result of lower marketing spend at multiple brands, partially offset by an increase in marketing spend at Hinge, as it continues to expand internationally, and increases at Tinder.

General and administrative expense
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
General and administrative expense	$107,698	$(2,940)	(3)%	$110,638
Percentage of revenue	13%			14%
General and administrative expense declined primarily due to a decrease in legal and other professional fees of $4.8 million, and a reduction in stock-based compensation expense of $1.9 million mainly due to modification of certain stock-based awards in the prior year. These decreases were partially offset by increases in employee compensation of $6.9 million.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
General and administrative expense	$198,309	$(13,034)	(6)%	$211,343
Percentage of revenue	12%			13%
General and administrative expense declined primarily due to a decrease in stock-based compensation expense of $12.7 million due to forfeitures of equity awards related to recent management departures and modification of certain stock-based awards in the prior year, and a reduction in legal and other professional fees of $5.6 million. These decreases were partially offset by increases in employee compensation of $9.6 million due to increases in headcount.
Product development expense
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Product development expense	$94,287	$7,877	9%	$86,410
Percentage of revenue	11%			11%
Product development expense increased primarily due to an increase in compensation expense of $10.8 million related to higher headcount at Hinge and Tinder and an increase in stock-based compensation expense associated with new equity awards granted in the current year.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Product development expense	$192,473	$27,269	17%	$165,204
Percentage of revenue	12%			10%
Product development expense increased primarily due to the factors described above in the three-month discussion.

Depreciation
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Depreciation	$14,565	$3,077	27%	$11,488
Percentage of revenue	2%			1%
Depreciation was higher in 2023 compared to 2022 primarily due to an increase in internally developed software placed in service.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Depreciation	$25,117	$3,132	14%	$21,985
Percentage of revenue	2%			1%
Depreciation increased primarily due to the factors described above in the three-month discussion.
Impairment and amortization of intangibles
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Impairment and amortization of intangibles	$11,315	$(218,224)	(95)%	$229,539
Percentage of revenue	1%			29%
Impairment and amortization of intangibles decreased primarily due to impairments of both indefinite lived intangible assets and definite-lived intangible assets in the prior year period, which definite-lived impairment also reduced the amortization in the current period, partially offset by the reclassification of certain trade names from indefinite-lived into definite-lived intangible assets in the fourth quarter of 2022, which increased the amount of intangibles subject to amortization.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Impairment and amortization of intangibles	$23,432	$(218,800)	(90)%	$242,232
Percentage of revenue	1%			15%
Amortization of intangibles decreased primarily due to the factors described above in the three-month discussion.

Operating income (loss) and Adjusted Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022

	(Dollars in thousands)
Operating income (loss)	$214,796	$224,877	NM	$(10,081)	$413,085	$215,348	109%	$197,737
Percentage of revenue	26%			(1)%	26%			12%

Adjusted Operating Income	$301,313	$15,600	5%	$285,713	$563,834	$4,818	1%	$559,016
Percentage of revenue	36%			36%	35%			35%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Operating income and Adjusted Operating Income increased $224.9 million and $15.6 million, respectively. Operating income was positively impacted by the decreases in impairment and amortization expense compared to 2022, during which there was an impairment of Hyperconnect intangible assets. Both operating income and Adjusted Operating Income were positively impacted by increases in revenue at Tinder and Hinge, partially offset by an increase in cost of revenue due to higher in-app fees, including an $8.1 million escrow payment related to the Google litigation, and an increase in selling and marketing spend at Tinder and Hinge.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Operating income and Adjusted Operating Income increased 109% and 1%, respectively. Operating income was positively impacted by the decreases in impairment and amortization expense compared to 2022, during which there was an impairment of Hyperconnect intangible assets. Both operating income and Adjusted Operating Income were positively impacted by increases in revenue at Tinder and Hinge, partially offset by increases in cost of revenue due to higher in-app fees, including $16.2 million of escrow payments related to the Google litigation, as well as the increase in product development expense described above.
At June 30, 2023, there was $472.1 million of unrecognized compensation cost, net of estimated forfeitures, related to equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Interest expense
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Interest expense	$39,742	$4,119	12%	$35,623
Interest expense increased primarily due to a higher LIBOR rate on the Term Loan in the current period.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Interest expense	$79,093	$8,574	12%	$70,519
Interest expense increased primarily due to the factors described above in the three-month discussion.

Other income, net
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Other income, net	$3,432	$(1,859)	(35)%	$5,291
Other income, net in 2023 includes interest income of $6.4 million, partially offset by $3.0 million in net foreign currency losses.
Other income, net in 2022 includes gains of $3.5 million related to finalization of a legal settlement, income of $1.0 million related to mark-to-market adjustments pertaining to liability classified equity instruments, and interest income of $1.0 million.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Other income, net	$6,824	$715	12%	$6,109
Other income, net in 2023 includes interest income of $10.9 million, partially offset by $4.1 million in net foreign currency losses.
Other income, net in 2022 includes gains of $3.5 million related to finalization of a legal settlement, income of $1.8 million related to mark-to-market adjustments pertaining to liability classified equity instruments, and interest income of $1.2 million.
Income tax provision (benefit)
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Income tax provision (benefit)	$41,141	$49,189	NM	$(8,048)
Effective income tax rate	23%			NM
In 2023, the income tax provision of $41.1 million represents an effective tax rate of 23%, which is higher than the U.S. federal statutory rate primarily due to nondeductible stock-based compensation, a lower stock price on the date certain stock-based awards vested compared to the grant date fair value of such awards, and state taxes, net of federal benefits. These increases in the statutory rate were partially offset by a lower tax rate on U.S. income derived from foreign sources.
In 2022, the income tax benefit approximated the federal statutory rate.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended June 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Income tax provision (benefit)	$82,780	$97,695	NM	$(14,915)
Effective income tax rate	24%			NM
In 2023, the income tax provision of $82.8 million represents an effective tax rate of 24%, which is higher than the U.S. federal statutory rate primarily due to the factors described above in the three-month discussion.

The income tax benefit in 2022 benefited from excess tax benefits generated by the exercise or vesting of stock-based awards.
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
Adjusted Operating Income
Adjusted Operating Income is defined as operating income (loss) excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, as applicable. We believe this measure is useful to analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted Operating Income measure because they are non-cash in nature. Adjusted Operating Income has certain limitations because it excludes the impact of certain expenses.
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

The following table reconciles net earnings (loss) attributable to Match Group, Inc. shareholders to operating income (loss) and Adjusted Operating Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Net earnings (loss) attributable to Match Group, Inc. shareholders	$137,345	$(31,858)	$258,154	$148,675
Add back:
Net loss attributable to noncontrolling interests	—	(507)	(118)	(433)
Income tax provision (benefit)	41,141	(8,048)	82,780	(14,915)
Other income, net	(3,432)	(5,291)	(6,824)	(6,109)
Interest expense	39,742	35,623	79,093	70,519
Operating Income (Loss)	214,796	(10,081)	413,085	197,737
Stock-based compensation expense	60,637	54,767	102,200	97,062
Depreciation	14,565	11,488	25,117	21,985
Impairment and amortization of intangibles	11,315	229,539	23,432	242,232
Adjusted Operating Income	$301,313	$285,713	$563,834	$559,016
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022

	(Dollars in thousands)
Revenue, as reported	$829,552	$35,039	4%	$794,513	$1,616,676	$23,532	1%	$1,593,144
Foreign exchange effects	14,361				48,937
Revenue excluding foreign exchange effects	$843,913	$49,400	6%	$794,513	$1,665,613	$72,469	5%	$1,593,144

Americas Direct Revenue, as reported	$429,946	$21,216	5%	$408,730	$835,873	$27,165	3%	$808,708
Foreign exchange effects	3,714				7,696
Americas Direct Revenue, excluding foreign exchange effects	$433,660	$24,930	6%	$408,730	$843,569	$34,861	4%	$808,708

Europe Direct Revenue, as reported	$227,718	$19,247	9%	$208,471	$440,234	$16,435	4%	$423,799
Foreign exchange effects	(1,919)				11,078
Europe Direct Revenue, excluding foreign exchange effects	$225,799	$17,328	8%	$208,471	$451,312	$27,513	6%	$423,799

APAC and Other Direct Revenue, as reported	$158,472	$(4,480)	(3)%	$162,952	$314,467	$(17,012)	(5)%	$331,479
Foreign exchange effects	12,495				29,706
APAC and Other Direct Revenue, excluding foreign exchange effects	$170,967	$8,015	5%	$162,952	$344,173	$12,694	4%	$331,479

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022

RPP, as reported	$17.41	$1.55	10%	$15.86	$16.83	$0.90	6%	$15.93
Foreign exchange effects	0.30				0.51
RPP, excluding foreign exchange effects	$17.71	$1.85	12%	$15.86	$17.34	$1.41	9%	$15.93

Americas RPP, as reported	$18.57	$2.01	12%	$16.56	$17.74	$1.29	8%	$16.45
Foreign exchange effects	0.16				0.16
Americas RPP, excluding foreign exchange effects	$18.73	$2.17	13%	$16.56	$17.90	$1.45	9%	$16.45

Europe RPP, as reported	$17.18	$1.95	13%	$15.23	$16.65	$1.45	10%	$15.20
Foreign exchange effects	(0.14)				0.42
Europe RPP, excluding foreign exchange effects	$17.04	$1.81	12%	$15.23	$17.07	$1.87	12%	$15.20

APAC and Other RPP, as reported	$15.11	$0.05	—%	$15.06	$15.01	$(0.67)	(4)%	$15.68
Foreign exchange effects	1.19				1.42
APAC and Other RPP, excluding foreign exchange effects	$16.30	$1.24	8%	$15.06	$16.43	$0.75	5%	$15.68

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents:
United States	$524,479	$399,732
All other countries	208,088	172,663
Total cash and cash equivalents	732,567	572,395
Short-term investments	8,349	8,723
Total cash and cash equivalents and short-term investments	$740,916	$581,118

Long-term debt:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,875,000	3,875,000
Less: Unamortized original issue discount	3,929	4,366
Less: Unamortized debt issuance costs	32,128	34,908
Total long-term debt, net	$3,838,943	$3,835,726
Long-term Debt
For a detailed description of long-term debt, see “Note 4—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$329,865	$19,964
Net cash used in investing activities	(37,368)	(25,518)
Net cash used in financing activities	(133,744)	(335,368)
2023
Net cash provided by operating activities in 2023 includes adjustments to earnings of $102.2 million of stock-based compensation expense, $25.1 million of depreciation, and $23.4 million of amortization of intangibles. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $83.1 million primarily related to the timing of cash receipts, and a decrease in accounts payable and other liabilities of $28.0 million due to the timing of payments. These changes were partially offset by an increase in income taxes payable of $4.0 million primarily related to the timing of tax payments.

Net cash used in investing activities in 2023 consists primarily of capital expenditures of $37.5 million primarily related to internal development of software and purchases of computer hardware.
Net cash used in financing activities in 2023 is primarily due to purchases of treasury stock of $145.1 million, payments of $2.6 million of withholding taxes paid on behalf of employees for net-settled equity awards, and purchases of non-controlling interests for $1.9 million. These uses of cash were partially offset by $15.8 million of proceeds from the issuance of common stock pursuant to stock-based awards.
2022
Net cash provided by operating activities in 2022 includes adjustments to earnings of $242.2 million of impairment and amortization of intangibles, $97.1 million of stock-based compensation expense, and $22.0 million of depreciation, partially offset by deferred income taxes of $32.7 million. The decrease in cash from changes in working capital primarily consists of a decrease in accounts payable and other liabilities of $476.1 million due mainly to the settlement payment for Rad, et al. v. IAC/InterActiveCorp, et al. and related arbitrations and the timing of payments, and a decrease in income taxes payable of $15.1 million primarily related to the timing of payments related to international taxes. These changes were partially offset by an increase from other assets of $30.6 million primarily due to the settlement of a derivative asset related to the 2022 Exchangeable Notes Hedges and the amortization of prepaid hosting services.
Net cash used in investing activities in 2022 consists primarily of capital expenditures of $27.3 million primarily related to internal development of software and purchased computer hardware to support our services.
Net cash used in financing activities in 2022 is primarily due to purchases of treasury stock of $191.0 million, payments of $101.1 million for withholding taxes paid on behalf of employees for net-settled equity awards, payments of $94.3 million to repurchase a portion of the outstanding 2022 Exchangeable Notes, purchases of non-controlling interest for $10.6 million, and payments of $7.5 million to settle outstanding warrants associated with the 2022 Exchangeable Notes. These uses of cash were partially offset by proceeds of $52.6 million related to the settlement of certain outstanding note hedges associated with the 2022 Exchangeable Notes, and $16.4 million of proceeds from the issuance of common stock pursuant to stock-based awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of June 30, 2023, $749.6 million was available under the Credit Facility that expires on February 13, 2025.
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
In connection with our agreement with Google to withdraw our temporary restraining order, we have agreed to pay $40 million into an escrow account with scheduled payments through July 2023, of which we have paid $37.4 million as of June 30, 2023.
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
We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $35.9 million for the remainder of 2023, $108.1 million for 2024, $88.6 million for 2025, and $14.2 million for 2026.
At June 30, 2023, we do not have any off-balance sheet arrangements, other than as described above.
In May 2022, our Board of Directors approved a share repurchase program (the “Prior Share Repurchase Program”) to repurchase up to 12.5 million shares of our common stock. On April 28, 2023, our Board of Directors approved a new share repurchase program (the “Current Share Repurchase Program”) for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock, which replaced the Prior Share Repurchase Program. Under the Current Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The Current Share Repurchase Program may be commenced, suspended or discontinued at any time. During the six months ended June 30, 2023, we repurchased 3.6 million shares for $145.1 million, on a trade date basis under the Share Repurchase Programs. As of August 1, 2023, $967.4 million in aggregate value of shares of Match Group stock remains available under the Current Share Repurchase Program.
As of June 30, 2023, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the six months ended June 30, 2023, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2023, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Bardaji Securities Class Action
On March 6, 2023, a Match Group shareholder filed a complaint in federal district court in Delaware against Match Group, Inc., its Chief Executive Officer, its former Chief Executive Officer, and its President and Chief Financial Officer seeking to recover unspecified monetary damages on behalf of a class of acquirers of Match Group securities between November 3, 2021 and January 31, 2023. See Leopold Riola Bardaji v. Match Group, Inc. et al, No. 1:23-cv-00245-UNA (District of Delaware). The complaint alleges that Match Group, Inc. misrepresented and/or failed to disclose that its Tinder business was not effectively executing on its new product initiatives; as a result, Tinder was not on track to deliver its planned product initiatives in 2022; and therefore, Match Group, Inc.’s statements about its Tinder’s business, product initiatives, operations, and prospects lacked a reasonable basis. On July 24, 2023, lead plaintiff Northern California Pipe Trades Trust Funds filed an amended complaint. The amended complaint added allegations regarding misrepresentations relating to Match Group's acquisition of Hyperconnect and the business' subsequent integration and performance. We believe that the allegations in this lawsuit are without merit and will defend vigorously against them.
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

We are including the following risk factor, which supplements the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022, and should be read in conjunction with our description of the risk factors described in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K:
We are seeking to use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm and legal liability.
We are working on integrating artificial intelligence (“AI”) technologies into our services, and these integrations may become important to our operations over time. Our competitors or other third parties may incorporate AI into their services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, offensive, biased or otherwise harmful, we may face reputational consequences or legal liability, and our business, financial condition and results of operations may be adversely affected. Further, the use of AI has been known to result in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of AI-enhanced services. Any such cybersecurity incidents related to our use of AI could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI, including potential government regulation, will require the dedication of significant resources to develop, test and maintain AI technologies, including to implement AI ethically in order to minimize unintended harmful impact.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2023.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2023	—	$—	—	$1,000,000,000
May 2023	1,024,118	$31.84	1,024,118	967,394,608
June 2023	—	$—	—	967,394,608
Total	1,024,118	$31.84	1,024,118	$967,394,608
______________________
(1)Reflects repurchases made pursuant to the $1.0 billion share repurchase program authorized in April 2023, which replaced the 12.5 million share repurchase program authorized in May 2022, under which 2.7 million shares remained available for repurchase at the time of replacement.
(2)Represents the aggregate value of shares of common stock that remained available for repurchase pursuant to the Company’s repurchase program. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice.

Item 5.    Other information
Insider Trading Arrangements
On May 31, 2023, Gary Swidler, President and Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on February 24, 2023.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1
Amendment No. 8 dated as of June 21, 2023 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017, as further amended as of December 17, 2018, as further amended as of February 13, 2020 and as further amended as of March 26, 2021, among Match Group Holdings II, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto
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

August 3, 2023	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
President and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	President and Chief Financial Officer	August 3, 2023
Gary Swidler