Form 10-Q
period 2023-09-30
Match Group, Inc.
filed 2023-11-02
CIK 891103

As filed with the Securities and Exchange Commission on November 2, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2023
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of October 27, 2023, there were 271,811,565 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2023	December 31, 2022

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$706,881	$572,395
Short-term investments	5,936	8,723
Accounts receivable, net of allowance of $751 and $387, respectively	288,084	191,940
Other current assets	117,374	109,327
Total current assets	1,118,275	882,385
Property and equipment, net of accumulated depreciation and amortization of $230,789 and $198,409, respectively	190,672	176,136
Goodwill	2,267,852	2,348,366
Intangible assets, net of accumulated amortization of $106,557 and $78,160, respectively	310,705	357,747
Deferred income taxes	227,981	276,947
Other non-current assets	133,410	141,183
TOTAL ASSETS	$4,248,895	$4,182,764
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$11,329	$13,699
Deferred revenue	227,002	252,718
Accrued expenses and other current liabilities	331,804	289,937
Total current liabilities	570,135	556,354
Long-term debt, net	3,840,589	3,835,726
Income taxes payable	11,385	13,282
Deferred income taxes	26,615	32,631
Other long-term liabilities	99,183	103,652

Redeemable noncontrolling interests	—	—

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 289,250,544 and 286,817,375 shares issued; and 271,745,947 and 279,625,364 outstanding at September 30, 2023 and December 31, 2022, respectively	289	287
Additional paid-in capital	8,455,056	8,273,637
Retained deficit	(7,360,687)	(7,782,568)
Accumulated other comprehensive loss	(463,533)	(369,182)
Treasury stock; 17,504,597 and 7,192,011 shares, respectively	(930,563)	(482,049)
Total Match Group, Inc. shareholders’ equity	(299,438)	(359,875)
Noncontrolling interests	426	994
Total shareholders’ equity	(299,012)	(358,881)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,248,895	$4,182,764
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Revenue	$881,600	$809,546	$2,498,276	$2,402,690
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	255,598	246,962	745,902	724,038
Selling and marketing expense	153,408	129,615	427,364	407,182
General and administrative expense	107,095	114,169	305,404	325,512
Product development expense	94,141	87,880	286,614	253,084
Depreciation	17,310	10,679	42,427	32,664
Impairments and amortization of intangibles	10,489	9,606	33,921	251,838
Total operating costs and expenses	638,041	598,911	1,841,632	1,994,318
Operating income	243,559	210,635	656,644	408,372
Interest expense	(40,380)	(36,814)	(119,473)	(107,333)
Other income, net	7,905	2,326	14,729	8,435
Earnings before income taxes	211,084	176,147	551,900	309,474
Income tax provision	(47,328)	(47,881)	(130,108)	(32,966)
Net earnings	163,756	128,266	421,792	276,508
Net (earnings) loss attributable to noncontrolling interests	(29)	430	89	863
Net earnings attributable to Match Group, Inc. shareholders	$163,727	$128,696	$421,881	$277,371

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.59	$0.46	$1.52	$0.98
Diluted	$0.57	$0.44	$1.46	$0.94

Stock-based compensation expense by function:
Cost of revenue	$1,521	$1,440	$4,511	$4,547
Selling and marketing expense	2,374	2,011	6,845	5,830
General and administrative expense	27,862	26,154	69,067	80,085
Product development expense	29,988	23,657	83,522	59,862
Total stock-based compensation expense	$61,745	$53,262	$163,945	$150,324

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Net earnings	$163,756	$128,266	$421,792	$276,508
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(44,754)	(158,806)	(94,368)	(343,855)
Total other comprehensive loss	(44,754)	(158,806)	(94,368)	(343,855)
Comprehensive income (loss)	119,002	(30,540)	327,424	(67,347)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(29)	430	89	863
Change in foreign currency translation adjustment attributable to noncontrolling interests	14	42	17	1,008
Comprehensive (income) loss attributable to noncontrolling interests	(15)	472	106	1,871
Comprehensive income (loss) attributable to Match Group, Inc. shareholders	$118,987	$(30,068)	$327,530	$(65,476)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended September 30, 2023

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of June 30, 2023	$289	288,686	$8,392,805	$(7,524,414)	$(418,793)	$(627,814)	$(177,927)	$411	$(177,516)
Net earnings for the three months ended September 30, 2023	—	—	—	163,727	—	—	163,727	29	163,756
Other comprehensive loss, net of tax	—	—	—	—	(44,740)	—	(44,740)	(14)	(44,754)
Stock-based compensation expense	—	—	65,015	—	—	—	65,015	—	65,015
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	565	(2,763)	—	—	—	(2,763)	—	(2,763)
Purchase of treasury stock	—	—	—	—	—	(302,749)	(302,749)	—	(302,749)
Other	—	—	(1)	—	—	—	(1)	—	(1)
Balance as of September 30, 2023	$289	289,251	$8,455,056	$(7,360,687)	$(463,533)	$(930,563)	$(299,438)	$426	$(299,012)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2023

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2022	$—	$287	286,817	$8,273,637	$(7,782,568)	$(369,182)	$(482,049)	$(359,875)	$994	$(358,881)
Net (loss) earnings for the nine months ended September 30, 2023	(184)	—	—	—	421,881	—	—	421,881	95	421,976
Other comprehensive loss, net of tax	—	—	—	—	—	(94,351)	—	(94,351)	(17)	(94,368)
Stock-based compensation expense	—	—	—	173,208	—	—	—	173,208	—	173,208
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,434	10,471	—	—	—	10,473	—	10,473
Purchase of redeemable noncontrolling interests	(295)	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	479	—	—	(479)	—	—	—	(479)	—	(479)
Purchase of noncontrolling interest	—			734	—	—	—	734	(3,157)	(2,423)
Purchase of treasury stock	—	—	—	—	—	—	(448,514)	(448,514)	—	(448,514)
Adjustment of noncontrolling interests to fair value	—	—	—	(2,100)	—	—	—	(2,100)	2,100	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	(411)	—	—	—	(411)	411	—
Other	—	—	—	(4)	—	—	—	(4)	—	(4)
Balance as of September 30, 2023	$—	$289	289,251	$8,455,056	$(7,360,687)	$(463,533)	$(930,563)	$(299,438)	$426	$(299,012)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Net earnings	$421,792	$276,508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	163,945	150,324
Depreciation	42,427	32,664
Impairments and amortization of intangibles	33,921	251,838
Deferred income taxes	44,789	6,517
Other adjustments, net	6,647	1,362
Changes in assets and liabilities
Accounts receivable	(100,134)	6,985
Other assets	7,457	53,757
Accounts payable and other liabilities	15,701	(467,343)
Income taxes payable and receivable	7,779	(11,721)
Deferred revenue	(23,652)	(440)
Net cash provided by operating activities	620,672	300,451
Cash flows from investing activities:
Cash used in business combinations, net of cash acquired	—	(25,681)
Capital expenditures	(50,020)	(38,373)
Other, net	2,444	2,615
Net cash used in investing activities	(47,576)	(61,439)
Cash flows from financing activities:
Payments to settle exchangeable notes	—	(117,755)
Proceeds from the settlement of exchangeable note hedges	—	61,459
Payments to settle warrants related to exchangeable notes	—	(7,482)
Proceeds from issuance of common stock pursuant to stock-based awards	16,407	16,788
Withholding taxes paid on behalf of employees on net settled stock-based awards	(5,933)	(106,688)
Purchase of treasury stock	(445,108)	(482,049)
Purchase of noncontrolling interests	(1,872)	(10,554)
Other, net	—	10
Net cash used in financing activities	(436,506)	(646,271)
Total cash provided (used)	136,590	(407,259)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,104)	(17,501)
Net increase (decrease) in cash, cash equivalents, and restricted cash	134,486	(424,760)
Cash, cash equivalents, and restricted cash at beginning of period	572,516	815,512
Cash, cash equivalents, and restricted cash at end of period	$707,002	$390,752
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2022 was $252.7 million. During the nine months ended September 30, 2023, the Company recognized $247.1 million of revenue that was included in the deferred revenue balance as of December 31, 2022. The current deferred revenue balance at September 30, 2023 is $227.0 million. At September 30, 2023 and December 31, 2022, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Direct Revenue:
Americas	$455,210	$413,805	$1,291,083	$1,222,513
Europe	251,982	214,771	692,216	638,570
APAC and Other	159,608	166,568	474,075	498,047
Total Direct Revenue	866,800	795,144	2,457,374	2,359,130
Indirect Revenue (principally advertising revenue)	14,800	14,402	40,902	43,560
Total Revenue	$881,600	$809,546	$2,498,276	$2,402,690

Direct Revenue:
Tinder	$508,521	$460,179	$1,424,413	$1,350,279
Hinge	107,265	74,363	280,349	206,467
Match Group Asia(a)	76,765	80,604	229,031	247,459
Evergreen & Emerging(b)	174,249	179,998	523,581	554,925
Total Direct Revenue	$866,800	$795,144	$2,457,374	$2,359,130
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
For the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $47.3 million and $47.9 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $130.1 million and $33.0 million, respectively. The effective tax

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
rates for both the three and nine-month periods in 2023 were higher than the statutory rate primarily due to nondeductible stock-based compensation, a lower stock price on the date certain stock-based awards vested compared to the grant date fair value of such awards, and state income taxes, net of federal benefits. These increases were partially offset by a lower tax rate on U.S. income derived from foreign sources.
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
At September 30, 2023 and December 31, 2022, unrecognized tax benefits, including interest and penalties, were $43.7 million and $44.2 million, respectively. If unrecognized tax benefits at September 30, 2023 are subsequently recognized, income tax expense would be reduced by $31.9 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2022 was $31.3 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.8 million by September 30, 2024 due to expirations of statutes of limitations, which would reduce the income tax provision.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended September 30, 2023 and 2022 were not material. At September 30, 2023 and December 31, 2022, noncurrent income taxes payable includes accrued interest and penalties of $0.9 million and $1.2 million, respectively.
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both September 30, 2023 and December 31, 2022, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.2 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through September 30, 2023 were $2.1 million. For both the nine months ended September 30, 2023 and 2022, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of September 30, 2023 and December 31, 2022, the Company has elected the measurement alternative. For the three and nine months ended September 30, 2023 and 2022, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2023
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$12,645	$—	$12,645
Time deposits	—	131,574	131,574
Short-term investments:
Time deposits	—	5,936	5,936
Total	$12,645	$137,510	$150,155

	December 31, 2022
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$77,150	$—	$77,150
Time deposits	—	25,593	25,593
Short-term investments:
Time deposits	—	8,723	8,723
Total	$77,150	$34,316	$111,466
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
During the second quarter of 2022, the Company recorded an impairment charge of $217.4 million, which is included within impairments and amortization of intangibles, on trade names and technology intangible assets associated with the Hyperconnect acquisition. The Company conducted avoided royalty discounted cash flow (“DCF”) valuations for the various intangibles to determine the current fair value of these intangible assets at June 30, 2022. As of that date, our expectations of future revenues and cash flows of Hyperconnect had declined since the time of the acquisition, including impacts of unfavorable foreign currency exchange rate changes in certain of Hyperconnect’s key markets. Additionally, the discount rates used in the valuations had increased

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
since the time of the Hyperconnect acquisition, further negatively impacting the fair value of these intangible assets.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a) (b)	$(3,840,589)	$(3,418,650)	$(3,835,726)	$(3,407,391)
______________________
(a)At September 30, 2023 and December 31, 2022, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $34.4 million and $39.3 million, respectively.
(b)At September 30, 2023, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes (described in “Note 4—Long-term Debt, net”) is $502.3 million and $500.5 million, respectively. At December 31, 2022, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes is $514.4 million and $499.7 million, respectively.
At September 30, 2023 and December 31, 2022, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	September 30, 2023	December 31, 2022

	(In thousands)
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1 commencing on April 1, 2022	500,000	500,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,875,000	3,875,000
Less: Unamortized original issue discount	3,704	4,366
Less: Unamortized debt issuance costs	30,707	34,908
Total long-term debt, net	$3,840,589	$3,835,726
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
The Credit Facility has a borrowing capacity of $750 million and matures on February 13, 2025. At both September 30, 2023 and December 31, 2022, there were no outstanding borrowings, $0.4 million in outstanding letters of credit, and $749.6 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of September 30, 2023. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or Adjusted Term SOFR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both September 30, 2023 and December 31, 2022, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at Adjusted Term SOFR plus 1.75% and the applicable rate was 7.30% at September 30, 2023. At December 31, 2022, the Term Loan bore interest at LIBOR plus 1.75%, which was 6.49%. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.

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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at September 30, 2023. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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
No 2026 or 2030 Exchangeable Notes were presented for exchange during the nine months ended September 30, 2023. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of September 30, 2023.
At both September 30, 2023 and December 31, 2022, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on September 30, 2023 and December 31, 2022, respectively.
Additionally, all or any portion of the 2026 Exchangeable Notes and 2030 Exchangeable Notes may be redeemed for cash, at the respective issuer’s option, at any time and on or after July 20, 2026, respectively, if the last reported sale price of the Company’s common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the notice of redemption is provided, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the applicable issuer provides notice of redemption, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table sets forth the components of the outstanding Exchangeable Notes as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$575,000	$575,000	$575,000	$575,000
Less: Unamortized debt issuance costs	4,376	6,885	5,562	7,645
Net carrying value included in long-term debt, net	$570,624	$568,115	$569,438	$567,355
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes(a)	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,257	$2,875	$13	$1,257	$2,875
Amortization of debt issuance costs	400	256	102	395	250
Total interest expense recognized	$1,657	$3,131	$115	$1,652	$3,125

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	2026 Exchangeable Notes	2030 Exchangeable Notes	2022 Exchangeable Notes(a)	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$3,773	$8,625	$366	$3,773	$8,625
Amortization of debt issuance costs	1,186	760	401	1,172	743
Total interest expense recognized	$4,959	$9,385	$767	$4,945	$9,368
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
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at September 30, 2023:

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
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three and nine months ended September 30, 2023 and 2022, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended September 30,
	2023	2022

	(In thousands)
Balance at July 1	$(418,793)	$(407,837)
Other comprehensive loss	(44,740)	(158,764)
Balance at September 30	$(463,533)	$(566,601)

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Balance at January 1	$(369,182)	$(223,754)
Other comprehensive loss	(94,351)	(342,847)
Balance at September 30	$(463,533)	$(566,601)
At both September 30, 2023 and 2022, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$163,756	$163,756	$128,266	$128,266
Net (earnings) loss attributable to noncontrolling interests	(29)	(29)	430	430
Impact from subsidiaries’ dilutive securities	—	(12)	—	(42)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	3,179	—	3,206
Net earnings attributable to Match Group, Inc. shareholders	$163,727	$166,894	$128,696	$131,860

Denominator
Weighted average basic shares outstanding	275,223	275,223	281,314	281,314
Dilutive securities(b)(c)	—	4,760	—	4,276
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	14,404
Denominator for earnings per share—weighted average shares(b)(c)	275,223	293,380	281,314	299,994

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.59	$0.57	$0.46	$0.44

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$421,792	$421,792	$276,508	$276,508
Net loss attributable to noncontrolling interests	89	89	863	863
Impact from subsidiaries’ dilutive securities	—	(76)	—	(196)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	9,536	—	3,201
Net earnings attributable to Match Group, Inc. shareholders	$421,881	$431,341	$277,371	$280,376

Denominator
Weighted average basic shares outstanding	277,524	277,524	283,621	283,621
Dilutive securities(b)(c)	—	4,075	—	5,417
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	7,985
Denominator for earnings per share—weighted average shares(b)(c)	277,524	294,996	283,621	297,023

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$1.52	$1.46	$0.98	$0.94
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the three and nine months ended September 30, 2023, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes. For the three months ended September 30, 2022, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022, 2026, and 2030 Exchangeable Notes and dilutive shares were included for the same set of notes. For the nine months ended September 30, 2022, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022 and 2026 Exchangeable Notes and dilutive shares were included for the same set of notes. For the nine months ended September 30, 2022, the 2030 Exchangeable Notes were not more dilutive under the if-converted method and therefore the weighted average 6.8 million shares related to the 2030 Exchangeable Notes are excluded from dilutive securities.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For both the three and nine months ended September 30, 2023, 16.3 million potentially dilutive securities, and for the three and nine months ended September 30, 2022, 3.4 million and 2.3 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
respective reporting periods. For both the three and nine months ended September 30, 2023, 3.4 million shares underlying market-based awards and PSUs, and for both the three and nine months ended September 30, 2022, 1.6 million shares underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 7—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$706,881	$572,395	$390,641	$815,384
Restricted cash included in other current assets	121	121	111	128
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$707,002	$572,516	$390,752	$815,512
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
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. On September 11, 2023, both parties filed motions for summary judgment. We

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
believe we have strong defenses to the FTC’s claims regarding Match.com’s practices, policies, and procedures and will continue to defend vigorously against them.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
Operating and financial metrics:
•Americas includes North America, Central America, South America, and the Caribbean islands.
•Europe includes continental Europe, the British Isles, Iceland, Greenland, and Russia (ceased operations in June 2023), but excludes Turkey (which is included in APAC and Other).
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

Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of both September 30, 2023 and December 31, 2022, there was $0.4 million outstanding in letters of credit and $749.6 million of availability under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2022, the Term Loan bore interest at LIBOR plus 1.75% and the then applicable rate was 6.49%. Effective June 30, 2023, we entered into an amendment to replace the LIBOR rate with a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”) for future repricing events under the Term Loan. As of September 30, 2023, $425 million was outstanding under the Term Loan which bore interest at 7.30% based on the Adjusted Term SOFR plus 1.75%.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of September 30, 2023, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of September 30, 2023, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of September 30, 2023, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of September 30, 2023, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of September 30, 2023, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - The 0.875% Exchangeable Senior Notes issued by Match Group FinanceCo, Inc., a subsidiary of the Company, which were settled prior to December 31, 2022 and are no longer outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of September 30, 2023, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of September 30, 2023, $575 million aggregate principal amount was outstanding.
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

Results of Operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022

	(In thousands, except RPP)
Direct Revenue:
Americas	$455,210	$41,405	10%	$413,805	$1,291,083	$68,570	6%	$1,222,513
Europe	251,982	37,211	17%	214,771	692,216	53,646	8%	638,570
APAC and Other	159,608	(6,960)	(4)%	166,568	474,075	(23,972)	(5)%	498,047
Total Direct Revenue	866,800	71,656	9%	795,144	2,457,374	98,244	4%	2,359,130
Indirect Revenue	14,800	398	3%	14,402	40,902	(2,658)	(6)%	43,560
Total Revenue	$881,600	$72,054	9%	$809,546	$2,498,276	$95,586	4%	$2,402,690

Direct Revenue
Tinder	$508,521	$48,342	11%	$460,179	$1,424,413	$74,134	5%	$1,350,279
Hinge	107,265	32,902	44%	74,363	280,349	73,882	36%	206,467
MG Asia	76,765	(3,839)	(5)%	80,604	229,031	(18,428)	(7)%	247,459
Evergreen & Emerging	174,249	(5,749)	(3)%	179,998	523,581	(31,344)	(6)%	554,925
Total Direct Revenue	$866,800	$71,656	9%	$795,144	$2,457,374	$98,244	4%	$2,359,130

Percentage of Total Revenue:
Direct Revenue:
Americas	52%			51%	52%			51%
Europe	28%			26%	27%			26%
APAC and Other	18%			21%	19%			21%
Total Direct Revenue	98%			98%	98%			98%
Indirect Revenue	2%			2%	2%			2%
Total Revenue	100%			100%	100%			100%

Payers:
Americas	7,494	(739)	(9)%	8,233	7,733	(473)	(6)%	8,206
Europe	4,573	(75)	(2)%	4,648	4,463	(185)	(4)%	4,648
APAC and Other	3,645	(22)	(1)%	3,667	3,545	(27)	(1)%	3,572
Total	15,712	(836)	(5)%	16,548	15,741	(685)	(4)%	16,426

RPP:
Americas	$20.25	$3.50	21%	$16.75	$18.55	$2.00	12%	$16.55
Europe	$18.37	$2.97	19%	$15.40	$17.23	$1.96	13%	$15.27
APAC and Other	$14.60	$(0.54)	(4)%	$15.14	$14.86	$(0.63)	(4)%	$15.49
Total	$18.39	$2.37	15%	$16.02	$17.35	$1.39	9%	$15.96

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Americas Direct Revenue grew $41.4 million, or 10%, in 2023 versus 2022, driven by 21% growth in RPP, partially offset by a 9% decrease in Payers. RPP growth was driven by higher average prices paid for subscriptions per Payer at Tinder driven by pricing optimizations and new weekly subscription offerings. Additionally, we saw increased average prices paid by subscribers at Hinge and increased average à la carte purchases per Payer at Tinder. The decrease in Payers was primarily driven by decreases at Tinder due to pricing optimizations, as well as decreases in Payers at Match and OkCupid, partially offset by increases at Hinge.
Europe Direct Revenue grew $37.2 million, or 17%, in 2023 versus 2022, driven by 19% growth in RPP, partially offset by a 2% decrease in Payers. RPP growth was driven by higher average prices paid for subscriptions at Tinder and Hinge. The decrease in Payers was primarily due to decreases at Meetic and Tinder, partially offset by increases at Hinge.
APAC and Other Direct Revenue decreased $7.0 million, or 4%, in 2023 versus 2022, primarily due to the strength of the U.S. dollar compared to the Turkish Lira and Japanese Yen, as well as a 1% decrease in Payers. The decrease in Payers was primarily driven by Pairs, partially offset by increases at Hinge and Tinder.
Tinder Direct Revenue grew 11% in 2023 versus 2022, driven by growth in RPP due to pricing optimizations in the U.S. market and new weekly subscription offerings, partially offset by a decrease in Payers attributed to the pricing optimizations.
Hinge Direct Revenue grew 44% in 2023 versus 2022, driven by 33% growth in Payers and 8% growth in RPP.
MG Asia Direct Revenue declined 5% over the prior year quarter, driven by declines at Hakuna and Pairs, partially offset by growth at Azar.
E&E Direct Revenue declined 3% over the prior year quarter, as we continued to moderate marketing spend at our Evergreen brands, leading to continued, but moderating, declines in such brands. The decline at our Evergreen brands was partially offset by growth at our Emerging brands.
Indirect Revenue increased primarily due to a higher number of impressions.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Americas Direct Revenue grew $68.6 million, or 6%, in 2023 versus 2022, driven by 12% growth in RPP, partially offset by a 6% decrease in Payers, primarily due to the factors described above in the three-month discussion.
Europe Direct Revenue increased $53.6 million, or 8%, in 2023 versus 2022, driven by 13% growth in RPP, partially offset by a 4% decrease in Payers, primarily due to the factors described above in the three-month discussion.
APAC and Other Direct Revenue decreased $24.0 million, or 5%, in 2023 versus 2022, due to a 4% decrease in RPP and a 1% decrease in Payers primarily due to the factors described above in the three-month discussion.
Tinder and Hinge Direct Revenue grew 5% and 36%, respectively, in 2023 versus 2022, primarily due to the factors described above in the three-month discussion.
MG Asia Direct Revenue declined 7% in 2023 versus 2022, primarily due to the factors described above in the three-month discussion.
E&E Direct Revenue declined 6% in 2023 versus 2022, primarily due to the factors described above in the three-month discussion.
Indirect Revenue decreased primarily due to a lower price per impression received.

Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	Three Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Cost of revenue	$255,598	$8,636	3%	$246,962
Percentage of revenue	29%			31%
Cost of revenue increased 3% primarily due to an increase in in-app purchase fees of $19.2 million, which included the final $2.6 million escrow payment related to litigation regarding the fees paid to the Google Play store, partially offset by a decrease in live streaming costs of $5.9 million and a decrease in employee compensation of $2.5 million.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Cost of revenue	$745,902	$21,864	3%	$724,038
Percentage of revenue	30%			30%
Cost of revenue increased 3% primarily due to the factors described above in the three-month discussion and an increase in hosting fees of $5.0 million.
Selling and marketing expense
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	Three Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Selling and marketing expense	$153,408	$23,793	18%	$129,615
Percentage of revenue	17%			16%
Selling and marketing expense increased primarily due to higher marketing spend at Tinder, Hinge, and certain Emerging brands; partially offset by lower marketing spend at multiple brands.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Selling and marketing expense	$427,364	$20,182	5%	$407,182
Percentage of revenue	17%			17%
Selling and marketing expense increased primarily due to the factors described above in the three-month discussion.

General and administrative expense
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	Three Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
General and administrative expense	$107,095	$(7,074)	(6)%	$114,169
Percentage of revenue	12%			14%
General and administrative expense declined primarily due to a decrease in legal and other professional fees of $8.6 million, and declines in travel and entertainment and office related costs, which were partially offset by an increase in employee compensation, including stock-based compensation, of $3.9 million and increased digital sales taxes of $2.0 million.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
General and administrative expense	$305,404	$(20,108)	(6)%	$325,512
Percentage of revenue	12%			14%
General and administrative expense declined primarily due to a decrease in legal and other professional fees of $14.2 million, a decrease in stock-based compensation expense of $11.0 million due to forfeitures of equity awards related to recent management departures and modification of certain stock-based awards in the prior year, and a reduction in office expenses of $4.1 million. These decreases were partially offset by an increase in employee compensation of $11.8 million, due to an increase in headcount, and increased digital sales taxes of $2.9 million.
Product development expense
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	Three Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Product development expense	$94,141	$6,261	7%	$87,880
Percentage of revenue	11%			11%
Product development expense increased primarily due to an increase in compensation expense of $7.3 million related to higher headcount at Hinge and an increase in stock-based compensation expense associated with new equity awards granted in the current year.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Product development expense	$286,614	$33,530	13%	$253,084
Percentage of revenue	11%			11%
Product development expense increased primarily due to the factors described above in the three-month discussion, partially offset by a decrease in professional fees of $4.5 million.

Depreciation
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	Three Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Depreciation	$17,310	$6,631	62%	$10,679
Percentage of revenue	2%			1%
Depreciation was higher in 2023 compared to 2022 primarily due to an increase in internally developed software placed in service.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Depreciation	$42,427	$9,763	30%	$32,664
Percentage of revenue	2%			1%
Depreciation increased primarily due to the factors described above in the three-month discussion.
Impairments and amortization of intangibles
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	Three Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Impairments and amortization of intangibles	$10,489	$883	9%	$9,606
Percentage of revenue	1%			1%
Impairments and amortization of intangibles increased primarily due to reclassification of certain trade names from indefinite-lived into definite-lived intangible assets in the fourth quarter of 2022, which increased the amount of intangibles subject to amortization.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Impairments and amortization of intangibles	$33,921	$(217,917)	(87)%	$251,838
Percentage of revenue	1%			10%
Impairments and amortization of intangibles decreased primarily due to impairments of both indefinite-lived intangible assets and definite-lived intangible assets in the prior year period, which definite-lived impairment also reduced the amortization in the current period, partially offset by the reclassification of certain trade names from indefinite-lived into definite-lived intangible assets in the fourth quarter of 2022, which increased the amount of intangibles subject to amortization.

Operating income and Adjusted Operating Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022

	(Dollars in thousands)
Operating income	$243,559	$32,924	16%	$210,635	$656,644	$248,272	61%	$408,372
Percentage of revenue	28%			26%	26%			17%

Adjusted Operating Income	$333,103	$48,921	17%	$284,182	$896,937	$53,739	6%	$843,198
Percentage of revenue	38%			35%	36%			35%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Operating income and Adjusted Operating Income increased $32.9 million and $48.9 million, respectively. Both were positively affected by increases in revenue at Tinder and Hinge and decreases in general and administrative expenses primarily related to decreases in legal and other professional fees. Those positive effects were partially offset by increases in selling and marketing spend at Tinder and Hinge and increases in cost of revenue due to higher in-app fees, including a final $2.6 million escrow payment related to the Google litigation. Operating income was further impacted by increases in stock-based compensation expense and increases in depreciation due to increases in internally developed software placed in service.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Operating income and Adjusted Operating Income increased 61% and 6%, respectively. Operating income was positively affected by decreased impairment and amortization expense compared to 2022, during which there was an impairment of certain Hyperconnect intangible assets. Both operating income and Adjusted Operating Income were positively affected by increases in revenue at Tinder and Hinge, partially offset by increases in selling and marketing expense, increases in cost of revenue due to higher in-app fees, including $18.8 million of escrow payments related to the Google litigation, and an increase in product development expense due to increases in compensation expense.
At September 30, 2023, there was $416.9 million of unrecognized compensation cost, net of estimated forfeitures, related to equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.
Interest expense
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	Three Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Interest expense	$40,380	$3,566	10%	$36,814
Interest expense increased primarily due to a higher interest rate on the Term Loan in the current period.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Interest expense	$119,473	$12,140	11%	$107,333
Interest expense increased primarily due to the factors described above in the three-month discussion.
Other income, net
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	Three Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Other income, net	$7,905	$5,579	240%	$2,326
Other income, net in 2023 includes interest income of $7.8 million, partially offset by $0.7 million in net foreign currency losses.
Other income, net in 2022 includes interest income of $1.1 million, gains of $0.6 million related to mark-to-market adjustments pertaining to liability classified equity instruments, and $0.5 million of foreign currency gains.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Other income, net	$14,729	$6,294	75%	$8,435
Other income, net in 2023 includes interest income of $18.8 million, partially offset by $4.8 million in net foreign currency losses.
Other income, net in 2022 includes gains of $3.5 million related to finalization of a legal settlement, gains of $2.5 million related to mark-to-market adjustments pertaining to liability classified equity instruments, interest income of $2.2 million, and $0.5 million of foreign currency gains.
Income tax provision
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	Three Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Income tax provision	$47,328	$(553)	(1)%	$47,881
Effective income tax rate	22%			27%
In 2023, the income tax provision of $47.3 million represents an effective tax rate of 22%.
In 2023 and 2022, the effective tax rate was higher than the U.S. federal statutory rate primarily due to nondeductible stock-based compensation and state income taxes. The 2023 effective tax rate was partially offset by a lower tax rate on U.S. income derived from foreign sources.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Income tax provision	$130,108	$97,142	295%	$32,966
Effective income tax rate	24%			11%
In 2023, the income tax provision of $130.1 million represents an effective tax rate of 24%.
In 2023, the effective tax rate was higher than the U.S. federal statutory rate primarily due to nondeductible stock-based compensation and state income taxes, partially offset by a lower tax rate on U.S. income derived from foreign sources. The effective tax rate in 2022 was lower than the U.S. federal statutory rate primarily due to excess tax benefits generated by the exercise or vesting of stock-based awards.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$163,727	$128,696	$421,881	$277,371
Add back:
Net earnings (loss) attributable to noncontrolling interests	29	(430)	(89)	(863)
Income tax provision	47,328	47,881	130,108	32,966
Other income, net	(7,905)	(2,326)	(14,729)	(8,435)
Interest expense	40,380	36,814	119,473	107,333
Operating Income	243,559	210,635	656,644	408,372
Stock-based compensation expense	61,745	53,262	163,945	150,324
Depreciation	17,310	10,679	42,427	32,664
Impairments and amortization of intangibles	10,489	9,606	33,921	251,838
Adjusted Operating Income	$333,103	$284,182	$896,937	$843,198
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022

	(Dollars in thousands)
Revenue, as reported	$881,600	$72,054	9%	$809,546	$2,498,276	$95,586	4%	$2,402,690
Foreign exchange effects	(2,095)				46,842
Revenue excluding foreign exchange effects	$879,505	$69,959	9%	$809,546	$2,545,118	$142,428	6%	$2,402,690

Americas Direct Revenue, as reported	$455,210	$41,405	10%	$413,805	$1,291,083	$68,570	6%	$1,222,513
Foreign exchange effects	2,491				10,187
Americas Direct Revenue, excluding foreign exchange effects	$457,701	$43,896	11%	$413,805	$1,301,270	$78,757	6%	$1,222,513

Europe Direct Revenue, as reported	$251,982	$37,211	17%	$214,771	$692,216	$53,646	8%	$638,570
Foreign exchange effects	(16,646)				(5,568)
Europe Direct Revenue, excluding foreign exchange effects	$235,336	$20,565	10%	$214,771	$686,648	$48,078	8%	$638,570

APAC and Other Direct Revenue, as reported	$159,608	$(6,960)	(4)%	$166,568	$474,075	$(23,972)	(5)%	$498,047
Foreign exchange effects	12,216				41,922
APAC and Other Direct Revenue, excluding foreign exchange effects	$171,824	$5,256	3%	$166,568	$515,997	$17,950	4%	$498,047

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022

RPP, as reported	$18.39	$2.37	15%	$16.02	$17.35	$1.39	9%	$15.96
Foreign exchange effects	(0.04)				0.32
RPP, excluding foreign exchange effects	$18.35	$2.33	15%	$16.02	$17.67	$1.71	11%	$15.96

Americas RPP, as reported	$20.25	$3.50	21%	$16.75	$18.55	$2.00	12%	$16.55
Foreign exchange effects	0.11				0.15
Americas RPP, excluding foreign exchange effects	$20.36	$3.61	22%	$16.75	$18.70	$2.15	13%	$16.55

Europe RPP, as reported	$18.37	$2.97	19%	$15.40	$17.23	$1.96	13%	$15.27
Foreign exchange effects	(1.22)				(0.13)
Europe RPP, excluding foreign exchange effects	$17.15	$1.75	11%	$15.40	$17.10	$1.83	12%	$15.27

APAC and Other RPP, as reported	$14.60	$(0.54)	(4)%	$15.14	$14.86	$(0.63)	(4)%	$15.49
Foreign exchange effects	1.12				1.31
APAC and Other RPP, excluding foreign exchange effects	$15.72	$0.58	4%	$15.14	$16.17	$0.68	4%	$15.49

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents:
United States	$512,331	$399,732
All other countries	194,550	172,663
Total cash and cash equivalents	706,881	572,395
Short-term investments	5,936	8,723
Total cash and cash equivalents and short-term investments	$712,817	$581,118

Long-term debt:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2026 Exchangeable Notes	575,000	575,000
2030 Exchangeable Notes	575,000	575,000
Total long-term debt	3,875,000	3,875,000
Less: Unamortized original issue discount	3,704	4,366
Less: Unamortized debt issuance costs	30,707	34,908
Total long-term debt, net	$3,840,589	$3,835,726
Long-term Debt
For a detailed description of long-term debt, see “Note 4—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$620,672	$300,451
Net cash used in investing activities	(47,576)	(61,439)
Net cash used in financing activities	(436,506)	(646,271)
2023
Net cash provided by operating activities in 2023 includes adjustments to earnings of $163.9 million of stock-based compensation expense, $42.4 million of depreciation, $33.9 million of amortization of intangibles, and deferred income taxes of $44.8 million. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $100.1 million primarily related to the timing of cash receipts, and a decrease in deferred revenue of $23.7 million. These changes were partially offset by an increase in accounts payable and other liabilities of $15.7 million due to the timing of payments and an increase to working capital from taxes payable and receivable of $7.8 million due to the timing of tax payments and receipt of tax refunds.
Net cash used in investing activities in 2023 consists primarily of capital expenditures of $50.0 million primarily related to internal development of software and purchases of computer hardware.
Net cash used in financing activities in 2023 is primarily due to purchases of treasury stock of $445.1 million, payments of $5.9 million of withholding taxes paid on behalf of employees for net-settled equity awards, and purchases of non-controlling interests for $1.9 million. These uses of cash were partially offset by $16.4 million of proceeds from the issuance of common stock pursuant to stock-based awards.
2022
Net cash provided by operating activities in 2022 includes adjustments to earnings of $251.8 million of impairment and amortization of intangibles, $150.3 million of stock-based compensation expense, $32.7 million of depreciation, and deferred income taxes of $6.5 million. The decrease in cash from changes in working capital primarily consists of a decrease in accounts payable and other liabilities of $467.3 million due mainly to the settlement payment for Rad, et al. v. IAC/InterActiveCorp, et al. and related arbitrations, and the timing of payments and a decrease in income taxes payable of $11.7 million primarily related to the timing of payments related to international taxes. These changes were partially offset by an increase from other assets of $53.8 million primarily due to the settlement of a derivative asset related to the 2022 Exchangeable Notes Hedges and the amortization of prepaid hosting services and a decrease in accounts receivable of $7.0 million primarily related to the timing of cash receipts.
Net cash used in investing activities in 2022 consists primarily of capital expenditures of $38.4 million that were primarily related to internal development of software and purchases of computer hardware to support our services, and cash used in an acquisition, net of cash acquired, of $25.7 million.
Net cash used in financing activities in 2022 is primarily due to purchases of treasury stock of $482.0 million, payments of $117.8 million to repurchase a portion of outstanding 2022 Exchangeable Notes, payments of $106.7 million for withholding taxes paid on behalf of employees for net-settled equity awards, purchases of non-controlling interests for $10.6 million, and payments of $7.5 million to settle outstanding warrants associated with the 2022 Exchangeable Notes. These uses of cash were partially offset by proceeds of $61.5 million related to the settlement of certain outstanding note hedges associated with the 2022 Exchangeable Notes, and $16.8 million of proceeds from the issuance of common stock pursuant to stock-based awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of September 30, 2023, $749.6 million was available under the Credit Facility that expires on February 13, 2025.
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
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2023 cash capital expenditures will be between $65 million and $70 million, an increase from 2022 cash capital expenditures driven by increases in capitalized labor and planned leasehold improvements in spaces we have recently leased.
In connection with our previous agreement with Google to withdraw our temporary restraining order, we agreed to pay $40 million into an escrow account, all of which was paid as of September 30, 2023. Under the terms of our settlement agreement with Google, the $40 million placed in escrow will be returned to us.
Our U.S. federal net operating losses, primarily generated from excess tax benefits from the exercise and vesting of stock-based awards, had been largely utilized as of December 31, 2022. Based on current estimates, we anticipate a $60 million to $70 million increase in cash income taxes paid during 2023 compared to cash income taxes paid in 2022. This estimate will be impacted by a variety of factors, including our stock price at the time stock-based awards vest or are exercised.
We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $15.6 million for the remainder of 2023, $108.1 million for 2024, $88.6 million for 2025, and $14.2 million for 2026.
At September 30, 2023, we do not have any off-balance sheet arrangements, other than as described above.
In May 2022, our Board of Directors approved a share repurchase program (the “Prior Share Repurchase Program”) to repurchase up to 12.5 million shares of our common stock. On April 28, 2023, our Board of Directors approved a new share repurchase program (the “Current Share Repurchase Program”) for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock, which replaced the Prior Share Repurchase Program. Under the Current Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The Current Share Repurchase Program may be commenced, suspended or discontinued at any time. During the nine months ended September 30, 2023, we repurchased 10.3 million shares for $445.1 million on a trade date basis under the Share Repurchase Programs. As of October 31, 2023, $667.4 million in aggregate value of shares of Match Group stock remains available under the Current Share Repurchase Program.
As of September 30, 2023, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the nine months ended September 30, 2023, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2023, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
On June 27, 2022, the trial court issued an order staying the class claims in Candelore pending the Ninth Circuit’s decision on the Kim appeal. We believe that we have strong defenses to the allegations in the Candelore lawsuit and will continue to defend vigorously against it.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. On September 11, 2023, both parties filed motions for summary judgment. We believe we have strong defenses to the FTC’s claims regarding Match.com’s practices, policies, and procedures and will continue to defend vigorously against them.
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
Newman Derivative and Stockholder Class Action Regarding Separation Transaction
On June 24, 2020, a Former Match Group shareholder filed a complaint in the Delaware Court of Chancery against Former Match Group and its board of directors, as well as Match Group, IAC Holdings, Inc., and Barry Diller seeking to recover unspecified monetary damages on behalf of the Company and directly as a result of his ownership of Former Match Group stock in relation to the separation of Former Match Group from its former majority shareholder, Match Group. See David Newman et al. v. IAC/Interactive Corp. et al., C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). The complaint alleges that that the special committee established by Former Match Group’s board of directors to negotiate with Match Group regarding the separation transaction was not sufficiently independent of control from Match Group and Mr. Diller and that Former Match Group board members failed to adequately protect Former Match Group’s interest in negotiating the separation transaction, which resulted in a transaction that was unfair to Former Match Group and its shareholders. On January 21, 2021, the case was consolidated with other shareholder actions, and an amended complaint was filed on April 14, 2021. See In Re Match Group, Inc. Derivative Litigation, Consolidated C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). On September 1, 2022, the court granted defendants’ motion to dismiss with prejudice. On October 3, 2022, plaintiffs filed an amended notice of appeal with the Delaware Supreme Court. We believe we have strong defenses to the allegations in this lawsuit and the appeal and will defend vigorously against them.
FTC Investigation of Certain Subsidiary Data Privacy Representations
On March 19, 2020, the FTC issued an initial Civil Investigative Demand (“CID”) to the Company requiring us to produce certain documents and information regarding the allegedly wrongful conduct of OkCupid in 2014 and our public statements in 2019 regarding such conduct and whether such conduct and statements were unfair or deceptive under the FTC Act. On May 26, 2022, the FTC filed a Petition to Enforce Match Civil Investigative Demand. See FTC v. Match Group, Inc., No. 1:22-mc-00054 (District of Columbia). We believe we have strong defenses to the FTC's investigation and petition to enforce and will defend vigorously against them.
Google Litigation
On May 9, 2022, Match Group, LLC, Humor Rainbow, Inc., Plenty of Fish Media ULC, and People Media, Inc. (collectively, the “Match Group Parties”) filed a complaint in federal district court in California against Google LLC, Google Ireland Limited, Google Commerce Limited, Google Asia Pacific Pte. Limited, and Google Payment Corp. (collectively, “Google”). See Match Group, LLC et al. v. Google LLC et al., No. 3:22-cv-02746-JD (Northern District of California). In the lawsuit, the Match Group Parties alleged that Google’s dominance and anti-competitive conduct in the Android app distribution and in-app payment markets violate federal antitrust laws and California state law, particularly with respect to Google’s requirement that the Match Group Parties use Google Play Billing exclusively and end their practice of offering users payment options for in-app purchases. The Match Group Parties sought injunctive relief preventing Google from requiring their apps to use Google Play Billing, as well as monetary and other relief. The lawsuit was deemed related to the multi-district litigation ("MDL") In re Google Play Store Antitrust Litigation, 3:21-md-02981-JD (Northern District of California) and coordinated with that MDL for certain pre-trial and trial purposes. On November 17, 2022, the Match Group Parties filed an amended complaint to assert per se violations of Section 1 of the Sherman Act against Google.
On July 11, 2022, Google filed its Answer and Counterclaims, asserting counterclaims against the Match Group Parties for (1) breach of contract, based on the Match Group Parties' alleged breach of the Google Play Developer Distribution Agreement (“DDA”) and Payments Policy by failing to exclusively offer Google Play Billing as the payment option for in-app purchases, (2) breach of the implied covenant of good faith and fair dealing, based on the Match Group Parties’ purportedly having misled Google to believe that the Match Group Parties would comply with the DDA’s Payment policy, (3) false promise, based on the Match Group Parties’ alleged promise and failure to comply with the DDA, (4) quasi-contract/unjust enrichment, based on the Match Group Parties’ alleged inducement to Google to make modifications to its billing systems and provide distribution and other services under the understanding that such services were in furtherance of complying with the DDA, and (5) declaratory judgment. Google sought damages, as well as a declaratory judgment including the right to remove the Match Group Parties’ apps from the Google Play Store.
On October 31, 2023, the Match Group Parties and Google filed a joint stipulation of voluntary dismissal with prejudice of their claims against each other in the lawsuit after reaching a settlement. Under the terms of the settlement, $40 million previously placed in escrow will be returned to Match Group and no other amounts will be owed by the Match Group Parties to Google relating to the claims in the lawsuit for the period ending December 31, 2023. The parties have agreed that by March 31, 2024, Match Group’s apps will implement Google’s User Choice Billing pursuant to which Match Group brands will pay standard rates of 15% on subscriptions and 30% on à la carte transactions for in-app transactions processed through Google’s payment system and 11% on subscriptions and 26% on à la carte transactions for in-app transactions processed through our payment systems. The parties will enter a new partnership agreement that will provide value exchange across their broad relationship, which we expect will essentially offset the additional costs that Match Group brands expect to incur over the three years starting in 2024 associated with the implementation and continued use of User Choice Billing in compliance with Google’s payment policy during that period.
Bardaji Securities Class Action
On March 6, 2023, a Match Group shareholder filed a complaint in federal district court in Delaware against Match Group, Inc., its Chief Executive Officer, its former Chief Executive Officer, and its President and Chief Financial Officer seeking to recover unspecified monetary damages on behalf of a class of acquirers of Match Group securities between November 3, 2021 and January 31, 2023. See Leopold Riola Bardaji v. Match Group, Inc. et al, No. 1:23-cv-00245-UNA (District of Delaware). The complaint alleges that Match Group, Inc. misrepresented and/or failed to disclose that its Tinder business was not effectively executing on its new product initiatives; as a result, Tinder was not on track to deliver its planned product initiatives in 2022; and therefore, Match Group, Inc.’s statements about its Tinder’s business, product initiatives, operations, and prospects lacked a reasonable basis. On July 24, 2023, lead plaintiff Northern California Pipe Trades Trust Funds filed an amended complaint. The amended complaint added allegations regarding misrepresentations relating to Match Group's acquisition of Hyperconnect and the business' subsequent integration and performance. On September 20, 2023, defendants filed a motion to dismiss. We believe that we have strong defenses to the allegations in this lawsuit and will defend vigorously against them.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: competition, our ability to maintain user rates on our higher monetizing services, our ability to attract users to our services through cost-effective marketing and related efforts, foreign currency exchange rate fluctuations, our ability to distribute our services through third parties and offset related fees, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, risks related to our use of artificial intelligence, risks relating to certain of our international operations and acquisitions, certain risks relating to our relationship with IAC post-separation, the impact of the outbreak of pandemics such as the COVID-19 coronavirus, the risks inherent in separating Match Group from IAC, including uncertainties related to, among other things, the tax treatment of the transaction, uncertainties related to the acquisition of Hyperconnect, including, among other things, the expected benefits of the transaction, any litigation arising out of or relating to the transaction, and the impact of the transaction on the businesses of Match Group, and inflation and other macroeconomic conditions.
Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II “Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the quarter ended June 30, 2023. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition, and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report. Match Group does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2023.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2023	—	$—	—	$967,394,608
August 2023	6,000,000	$44.81	6,000,000	698,512,978
September 2023	667,465	$46.62	667,465	667,394,650
Total	6,667,465	$44.99	6,667,465	$667,394,650
______________________
(1)Reflects repurchases made pursuant to the $1.0 billion share repurchase program authorized in April 2023.
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
Item 5.    Other Information
Insider Trading Arrangements
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

November 2, 2023	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
President and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	President and Chief Financial Officer	November 2, 2023
Gary Swidler