Form 10-K
period 2023-12-31
Match Group, Inc.
filed 2024-02-23
CIK 891103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2023
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of February 21, 2024, there were 268,011,754 shares of common stock outstanding.
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $11,627,988,894. For the purpose of the foregoing calculation only, shares held by all directors and executive officers of the registrant are assumed to be held by affiliates of the registrant.
Documents Incorporated By Reference:
Portions of Part III of this Annual Report are incorporated by reference to the Registrant’s proxy statement for its 2024 Annual Meeting of Stockholders.

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

PART I

Item 1. Business
Who we are
Match Group, Inc., through its portfolio companies, is a leading provider of digital technologies designed to help people make meaningful connections. Our global portfolio of brands includes Tinder®, Hinge®, Match®, Meetic®, OkCupid®, Pairs™, Plenty Of Fish®, Azar®, BLK®, and more, each built to increase our users’ likelihood of connecting with others. Through our trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world.
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
•Safely meet new people: Social connection apps can offer a safer way to contact new people for the first-time by allowing people to limit the amount of personal information exchanged and providing an opportunity to vet a new connection before meeting in person, including via video communication.
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
Our portfolio
Tinder
Tinder® was launched in 2012 and has since risen to scale and popularity faster than any other service in the online dating category, growing to over 10.0 million payers as of the fourth quarter of 2023. Tinder’s patented Swipe® technology has led to significant adoption, particularly among 18 to 30 year-old users, who were historically underserved by the online dating category. Tinder employs a freemium model, through which users are allowed to enjoy many of the core features of Tinder for free, including limited use of the Swipe Right® feature with unlimited communication with other users. However, to enjoy premium features, such as unlimited use of the Swipe Right feature, a Tinder user must subscribe to one of several subscription offerings: Tinder Plus®, Tinder Gold®, or Tinder Platinum®. Tinder users and subscribers may also pay for certain premium features, such as Super Likes™ and Boosts, on a pay-per-use basis. Tinder Explore is an additional feature available for users to interact with others in ways that are non-traditional to Tinder.
Hinge
Hinge® launched in 2012 and has grown to be a popular app for relationship-minded individuals, particularly among the millennial and younger generations, in English speaking countries and several other European markets. Hinge is a mobile-only experience and employs a freemium model. Hinge is Designed to be Deleted® and focuses on users with a higher level of intent to enter into a relationship and its services are designed to reinforce that purpose. Hinge has Video Prompts, Voice Prompts, and Voice Notes, which allows users to better showcase who they are through text, photos, video, and voice at different points in their dating journey. Hinge offers two premium subscription offerings: Hinge+ and HingeX.
Match Group Asia (“MG Asia”)
The focus of the MG Asia brands has primarily been to serve various Asian and Middle Eastern markets. Plans to grow revenue include further expansion by certain brands into the European and U.S. markets. The following brands are included in MG Asia:
Pairs. The Pairs™ app was launched in 2012 and is a leading provider of online dating services in Japan, with a presence in Taiwan and South Korea. Pairs is a dating platform that was specifically designed to address social barriers generally associated with the use of dating services in Japan.
Azar. Azar® was launched in 2014 and acquired in 2021 through our acquisition of Hyperconnect. Azar is a one-to-one video chat service powered by real-time language translations that allow users to meet and interact with a variety of people across the globe in their native language. Azar also has a live streaming option. Azar is currently focused in the APAC and Other region, with growth in Western Europe and plans to expand to the U.S.

Evergreen & Emerging (“E&E”)
Our collections of brands within E&E include well-known pioneers in online relationships (which we refer to as Evergreen brands) and newer bets which target specific demographics (which we refer to as Emerging brands). The following brands are included in E&E:
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
Meetic. Meetic®, a leading European online dating brand based in France, was launched in 2001. Meetic is the most recognized dating app for singles over age 35 in Europe. Meetic is a brand that focuses on users with a higher level of intent to enter into a serious relationship and its service and marketing are designed to reinforce that purpose. Meetic also has online audio and video chat rooms available for users.
OkCupid. The OkCupid® service was launched in 2004 and has attracted users through a Q&A approach to the dating category. OkCupid relies on a freemium model and has a loyal, culturally progressive user base predominately located in larger metropolitan areas in English-speaking markets.
Plenty Of Fish. The Plenty Of Fish® dating service launched in 2003. Among its distinguishing features is the ability to both search profiles and receive algorithmic recommendations. Plenty Of Fish has grown in popularity over the years and relies on a freemium model. Plenty Of Fish has broad appeal in the United States, Canada, the United Kingdom, and a number of other international markets. POF Live™, a one-to-many live streaming video feature, allows users to engage with other users at Plenty Of Fish in a different format from traditional dating profiles.
BLK. BLK® brings the Swipe® feature made popular by Tinder to the Black community.
Our Portfolio Strategy
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
•our brands’ reputations for trust and safety;
•our ability to evolve our services and introduce new services to keep up with user requirements, social trends, and the ever-evolving technological landscape;
•our brands’ ability to keep up with the constantly changing regulatory landscape, in particular, as it relates to the regulation of consumer digital media platforms;
•our ability to efficiently acquire new users for our services;
•our ability to continue to optimize our monetization strategies;
•the design and functionality of our services; and
•macroeconomic and geopolitical conditions.
A large portion of customers use multiple services over a given period of time, either concurrently or sequentially, making our broad portfolio of brands a competitive advantage.
Where we earn our revenue
Many of our brands enable users to establish a profile and review other users’ profiles without charge. Each brand also offers additional features, some of which are free, and some of which require payment depending on the particular service. In general, access to premium features requires a subscription, which is typically offered in packages (generally ranging from one week to six months), depending on the service and circumstance. Prices can differ meaningfully within a given brand depending on the duration of a subscription, the bundle of paid features that a user chooses to access, and whether or not a user is taking advantage of any special offers. In addition to subscriptions, many of our brands offer users certain features, such as the ability to promote themselves for a given period of time, or highlight themselves to a specific user, and these features are offered on a pay-per-use, or à la carte, basis. The precise mix of paid and premium features is established over time on a brand-by-brand basis and is subject to constant iteration and evolution.
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
We rely on the Apple App Store and the Google Play Store to distribute and monetize our mobile applications and related in-app services. While our mobile applications are free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features are required in most cases to be processed through the in-app payment systems provided by Apple and Google, although some of our applications are currently able to use their own payment systems for in-app purchases made on Android devices. We pay Apple and Google a meaningful share of the revenue we receive from transactions occurring both on and off their operating systems. For additional information, see “Item 1A Risk factors—Risks relating to our business—As the distribution of our services through app stores increases, in order to maintain our profit margins, we have taken steps to, and in the future may need to further, offset increasing app store fees by decreasing traditional marketing expenditures, increasing user volume or monetization per user, consolidating back-office and technical functions, or by engaging in other efforts to increase revenue or decrease costs generally.”
Additionally, when our users and subscribers access and pay through the app stores, Apple and Google may receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. Apple and Google have restricted our access to much of that data.
Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by Apple and Google through their payment systems, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through their stores, the features we provide, the manner in which we market our in-app services, and our ability to access information about our users and subscribers that they collect. Apple or Google could also make changes to their operating systems or payment services that could negatively impact our business, including by unilaterally raising the prices for those services. For additional information, see “Item 1A Risk factors—Risks relating to our business—Distribution and marketing of, and access to, our services relies, in significant part, on a variety of third-party platforms, in particular, mobile app stores. If these third parties limit, prohibit, or otherwise interfere with features or services or change their policies in any material way, it could adversely affect our business, financial condition, and results of operations.”
The manner in which Apple and Google operate these services is being reviewed by legislative and regulatory bodies globally. Notably, the European Union (the “EU”) has, under the Digital Markets Act, designated Apple and Google as “gatekeepers.” As such, we expect Apple and Google to be restricted from (i) imposing fees or other requirements that are not fair, reasonable and non-discriminatory to all application developers and (ii) prohibiting application developers from informing users about alternative payment options, offering their own in-app payment systems and making their applications available through alternate app stores on iOS and Android devices. In addition, the Republic of Korea has adopted legislation that prohibits Apple and Google from requiring that developers exclusively use Apple and Google to process payments. Further, courts and regulators in several jurisdictions, including France, India, and the Netherlands have all found that certain app store commissions or requirements that application developers exclusively use in-app payment systems violates laws in those jurisdictions. Multiple other jurisdictions, including the United Kingdom, Japan, Mexico, Brazil, Indonesia, Chile, and Australia, are investigating, considering regulatory action or considering legislation to restrict or prohibit these practices. The United States Congress, as well as a number of state legislatures, are also considering legislation that would regulate certain terms of the relationships between developers and Apple and Google and prohibit Apple and Google from requiring in-app payment processing.
Cloud and Other Services
We rely on third parties, primarily data centers and cloud-based, hosted web service providers, such as Amazon Web Services, as well as third party computer systems, broadband and other communications systems and service providers, in connection with the provision of our applications generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations.
Problems experienced by third-party data center and cloud-based, hosted web service providers upon which our brands including Tinder, Hinge, and Pairs rely, the telecommunications network providers with which we or they contract, or with the systems through which telecommunications providers allocate capacity among their customers could also adversely affect us. Any changes in service levels at our data centers or hosted web service providers or any interruptions, outages or delays in our systems or those of our third-party providers, or deterioration in the performance of such systems, could impair our ability to provide our services or process transactions with our users, which would adversely impact our business, financial condition and results of operations.

Sales and marketing
All of our brands rely on word-of-mouth, or free, user acquisition and also paid user acquisition, both to varying degrees. Our online marketing activities generally consist of purchasing social media advertising, advertising on streaming services, banner, and other display advertising, search engine marketing, email campaigns, video advertising, business development or partnership arrangements, creating content, and partnering with influencers, among other means to promote our services. Our offline marketing activities generally consist of television advertising, out-of-home advertising, and public relations efforts.
Intellectual property
We regard our intellectual property rights, including trademarks, domain names, and other intellectual property, as critical to our success.
For example, we rely heavily upon the use of trademarks (primarily Tinder®, Hinge®, Match®, Plenty Of Fish®, OkCupid®, Meetic®, Pairs™, Swipe®, Azar®, and BLK®, and associated domain names, taglines and logos) to market our services and applications and build and maintain brand loyalty and recognition. We maintain an ongoing trademark and service mark registration program, pursuant to which we register our brand names, service names, taglines and logos and renew existing trademark and service mark registrations in the United States and other jurisdictions to the extent we determine it to be necessary or otherwise appropriate and cost-effective. In addition, we have a trademark and service mark monitoring policy pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as potential unauthorized use of our material trademarks and service marks. Our enforcement of this policy affords us valuable protection under current laws, rules, and regulations. We also reserve and register (to the extent available) and renew existing registrations for domain names that we believe are material to our business.
We also rely upon a combination of in-licensed third-party and proprietary trade secrets, including proprietary algorithms, and upon patented and patent-pending technologies, processes, and features relating to our recommendation process systems or features and services with expiration dates from 2024 to 2041. We have an ongoing invention recognition program pursuant to which we apply for patents to the extent we determine it to be core to our service or businesses or otherwise appropriate and cost-effective.
We rely on a combination of internal and external controls, including applicable laws, rules, and regulations, and contractual restrictions with employees, contractors, customers, suppliers, affiliates, and others, to establish, protect, and otherwise control access to our various intellectual property rights.
Government regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, antitrust and competition issues, broadband internet access, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, consumer protection, general safety, sex-trafficking, taxation, money laundering, artificial intelligence, and securities law compliance. As a result, we have and could again in the future be subject to actions based on negligence, regulatory compliance, various torts, and trademark and copyright infringement, among other actions. See “Item 1A Risk factors—Risks relating to our business—Our business is subject to complex and evolving U.S. and international laws and regulations, including with respect to data privacy and platform liability. These laws and regulations are subject to change and uncertain interpretation, and could result in changes to our business practices, increased cost of operations, declines in user growth or engagement, claims, monetary penalties, or other harm to our business” and “—Risks relating to our business—We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.”
Because we receive, store, and use a substantial amount of information received from or generated by our users, we are particularly impacted by laws and regulations governing privacy; the storage, sharing, use, processing, disclosure, transfer, and protection of personal data; and data breaches, in many of the countries in which we operate. For example, in the EU we are subject to the General Data Protection Act (“GDPR”), which applies to companies established in the EU or otherwise providing services or monitoring the behavior of people located in the EU and provides for significant penalties in case of non-compliance as well as a private right of action for individual claimants. GDPR will continue to be interpreted by EU data protection regulators, which have and may in the future require that we make changes to our business practices, and could generate additional costs, risks, and liabilities. See “Item 3 Legal Proceedings—Irish Data Protection Commission Inquiry Regarding Tinder’s Practices.” The EU is also considering an update to its Privacy and Electronic Communications (so-called “e-Privacy”) Directive, notably to amend rules on the use of cookies, direct marketing and processing of private communications and related metadata, which may also require that we make changes to our business practices and could generate additional costs, risks and liabilities. In 2020, the Court of Justice of the EU declared transfers of personal data on the basis of the European Commission’s Privacy Shield Decision illegal and stipulated stricter requirements for the transfer of personal data based on standard contract clauses to non-EU countries. In 2023, the EU-U.S. Data Privacy Framework was adopted and extended to certain other European countries to provide U.S. organizations with reliable mechanisms for personal data transfers to the United States from the EU as well as certain other European countries, while ensuring data protection that is consistent with applicable law. Compliance with the various EU data transfer requirements, and the resulting interpretations, decisions, and guidelines from EU supervisory authorities, may require changes to our business practices and generate additional costs, risks, and liabilities.
At the same time, many countries in which we do business have already adopted or are also currently considering adopting privacy and data protection laws and regulations. For instance, multiple legislative proposals concerning privacy and the protection of user information have been introduced in the U.S. Congress. Various U.S. state legislatures are also considering privacy legislation in 2024 and beyond. Some U.S. state legislatures have already passed and enacted privacy legislation, most prominently the California Consumer Privacy Act of 2018, which came into effect in 2020. Also the California Privacy Rights Act of 2020 (the “CPRA”) was enacted, which expanded the state’s consumer privacy laws and created a new government organization, the California Privacy Protection Agency, to enforce the law. The majority of the CPRA’s provisions entered into force on January 1, 2023, with a lookback to January 2022. In addition to California, comprehensive privacy laws were passed in Virginia, Colorado, Connecticut, and Utah, which came into force in 2023. Additionally, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by its levying of several large fines against digital companies for privacy violations in recent years. Finally, talks of a U.S. federal privacy law are ongoing in Congress, with multiple proposals being considered, and may lead to the passing of a new law in the coming years.
Concerns about harms and the use of dating services and social networking platforms for illegal conduct, such as romance scams, promotion of false or inaccurate information, financial fraud, and sex-trafficking, have produced and could continue to produce future legislation or other governmental action. For example, the EU recently adopted the Digital Services Act (the “DSA”), which goes into effect in 2024 and imposes additional requirements on technology companies around moderation, transparency, and the overall safety of their platforms. In addition, the UK passed into law the Online Safety Bill, which imposes similar requirements to those provided in the DSA. Of note, this law places new requirements on social media companies, including online dating companies, to protect children from being exposed to inappropriate material. Most of the provisions of this law are scheduled to go into effect in 2025.
In the United States, government authorities, elected officials, and political candidates have called for amendments to Section 230 of the Communications Decency Act (the “CDA”) that would purport to limit or remove protections afforded to technology companies. If these proposed laws are passed, or if future legislation or governmental action is proposed or taken to address concerns regarding such harms, changes could be required to our services that could restrict or impose additional costs upon the conduct of our business generally or otherwise expose us to additional liability. There are also a number of pending legal challenges to the CDA, including multiple lawsuits in United States federal courts. Any weakening of the CDA could result in increased litigation costs, as well as a potentially increased chance of liability. See “Item 1A Risk factors—Risks relating to our business—Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could adversely affect our business.”
Our global businesses are subject to a variety of complex and continuously evolving income and other tax frameworks. For example, sweeping international tax reform known as Pillar Two is set to go into effect in certain jurisdictions starting in 2024. The work is being undertaken by the Organization for Economic Cooperation and Development’s (“OECD”) Inclusive Framework (a wide-reaching network of more than 140 countries) and organized by the OECD’s Centre for Tax Policy and Administration. Pillar Two has been agreed to by 138 countries thus far reportedly representing 90% of global economic activity. The reform aims to level the playing field between countries by discouraging them from reducing their corporate income taxes to attract foreign business investment. Pillar Two’s remedy is to compel multinational enterprises with €750 million or more in annual revenue to pay a global minimum tax of 15% on income received in each country in which they operate. Multinational enterprises will need to conform to the various rules in every Pillar Two country in which they operate. We are continuing to monitor these developments and any potential impact on our results of operations.
As a provider of subscription services, we are also subject to laws and regulations in certain U.S. states and other countries that apply to our automatically-renewing subscription payment models. For example, the EU’s Payment Services Directive (PSD2), which became effective in 2018, has impacted our ability to process auto-renewal payments and offer promotional or differentiated pricing for users in the EU. Also, new legislation in Germany and France has imposed additional obligations on providers of subscription services regarding the automatic renewal and cancellation of online subscriptions. Similar legislation or regulation, or changes to existing laws or regulations governing subscription payments, have been adopted or are being considered in many U.S. states and in the UK.
The EU, the U.S. Congress, and many U.S. states are considering legislation or regulations that would impact the use of generative artificial intelligence (“AI”) by companies. For example, several states are considering exactly how generative AI can be used or what permissions must be granted before it can be used. In addition, the Federal Trade Commission has approved authorizing using a compulsory process in nonpublic investigations involving products and services that use or claim to be produced using generative AI or claim to detect its use. Further, draft EU legislation aims at updating liability rules, providing for specific liability related to generative AI or extending product liability to software and digital services. As we seek to further integrate AI technologies into our services, compliance with existing, new, and changing laws, regulations, and industry standards relating to AI may limit some uses of AI and may impose significant operational costs.
Finally, certain U.S. states and certain countries in the Middle East and Asia have laws that specifically govern dating services. At the same time, a number of U.S. states, the U.S. Congress, and some other countries such as Brazil are considering legislation that would directly regulate online dating services.
Human capital
Our people are critical to Match Group’s continued success and we work hard to attract, retain and motivate qualified talent. As of December 31, 2023, we had approximately 2,600 full-time and approximately 20 part-time employees, which represents a 4% year-over-year decrease in employee headcount. We expect our overall headcount to grow modestly in 2024 as we expect to continue to focus on recruiting employees in technical functions such as software and other engineers at growing brands and where critical needs arise, as well as to hire a number of employees and contractors to support our innovation initiatives.
As of December 31, 2023, approximately 66%, 13%, and 21% of our employees reside in the Americas, Europe, and APAC and Other regions, respectively, spanning 22 countries and reflecting various cultures, backgrounds, ages, sexes, gender identities, sexual orientations, and ethnicities. Our global workforce is highly educated, with the majority of our employees working in engineering or technical roles that are central to the technological and service innovations that drive our business. While the market for qualified talent has softened somewhat recently, competition for software engineers and other technical staff has historically been intense and we expect will remain so for the foreseeable future.
We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better, more innovative services, and is crucial to our efforts to attract and retain key talent. We work to support our goals of diversifying our workforce through recruiting, retention, and people development. Our goal is to continue to cultivate a culture where sought after talent from all backgrounds can contribute, grow, and thrive.
Our compensation and benefits programs are designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals, and create long-term value for our stockholders. In addition to salaries, these programs (which vary by country/region) include annual bonuses, stock-based awards, an employee stock purchase plan, retirement benefits, healthcare and insurance benefits, paid time off, family leave, flexible work schedules, mental health and wellness programs, and employee assistance programs. We are committed to providing competitive and equitable pay. We base our compensation on market data and conduct evaluations of our compensation practices at all levels on a regular basis to determine the competitiveness and fairness of our packages.
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
Additional information
Company website and public filings. Investors and others should note that we announce material financial and operational information to our investors using our investor relations website at https://ir.mtch.com, our newsroom website at https://mtch.com/news, Tinder’s newsroom website at www.tinderpressroom.com, Hinge’s newsroom website at https://hinge.co/press, Securities and Exchange Commission (“SEC”) filings, press releases, and public conference calls. We use these channels as well as social media to communicate with our users and the public about our company, our services, and other issues. It is possible that the information we post on social media could be deemed to be material information. Accordingly, investors, the media, and others interested in our company should monitor the websites listed above and the social media channels listed on our investor relations website in addition to following our SEC filings, press releases, and public conference calls. Neither the information on our website, nor the information on the website of any Match Group business, is incorporated by reference into this report, or into any other filings with, or into any other information furnished or submitted to, the SEC.
The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (including related exhibits and amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of ethics. The Company’s code of ethics applies to all employees (including Match Group’s principal executive officer, principal financial officer, and principal accounting officer) and directors and is posted on the Company’s website at https://ir.mtch.com under the heading of “Corporate Governance.” This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for Match Group’s executive officers, senior financial officers, or directors, will also be disclosed on Match Group’s website.

Item 1A. Risk Factors
Risks relating to our business
If we fail to retain existing users or add new users, our revenue, financial results, and business may be significantly harmed.
Our financial performance has been and will continue to be significantly determined by our success in adding and retaining users of our services. In the past we have experienced, and expect to continue to experience, fluctuations in the size of our user base in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. The size of our user base is also impacted by a number of other factors, including competitive products and services and global and regional business, macroeconomic, and geopolitical conditions. For example, wars in the Middle East and Ukraine have led to reduced supply as well as the decision to suspend our services in Russia.
Further, if people do not perceive our services to be useful, we may not be able to attract or retain users. In recent years, some users, particularly younger generations, have shown a decreased appetite for our services and those of our competitors due potentially to a number of factors. With each new generation of users, expectations of our services change and user behaviors and priorities shift. As a result, we may need to further leverage our existing capabilities or advances in technologies like artificial intelligence (“AI”), or adopt new technologies, to improve our existing services or introduce new services in order to better satisfy existing users and to expand our penetration of what continues to be a large available new user market. However, there can be no assurances that further implementation of technologies like AI will enhance our services or be beneficial to our business and the introduction of new features or services to our existing services may have unintended consequences on our ecosystem, which could lead to fluctuations in the size of our user base. Additionally, in 2023 we began consolidating some of our legacy brands’ platforms in order to decrease operating costs, which may result in changes to the user experience for some of our brands that some existing users may perceive negatively.
If we are unable to maintain or increase the size of our user base, our revenue and other financial results may be adversely affected. Further, as the size of our user base fluctuates in one or more markets from time to time, we may become increasingly dependent on our ability to maintain or increase levels of monetization in order to grow revenue. Any significant decrease in user retention or growth could render our services less attractive to users, which is likely to have a material and adverse impact on our business, financial condition, and results of operations.
The industry for social connection apps is competitive, with low switching costs and a consistent stream of new services and entrants, and innovation by our competitors may disrupt our business.
The industry for social connection apps is competitive, with a consistent stream of new services and entrants. Some of our competitors may enjoy better competitive positions in certain geographical regions, user demographics, or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer services that are more appealing to users and potential users than our services or to respond more quickly and/or cost-effectively than us to new or changing opportunities.
In addition, within the industry for social connection apps generally, costs for consumers to switch between services are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple services at the same time. As a result, new services, entrants, and business models are likely to continue to emerge. It is possible that a new service could gain rapid scale at the expense of existing brands through harnessing a new technology, such as generative AI, or a new or existing distribution channel, creating a new or different approach to connecting people, or some other means. We may need to respond by introducing new services or features, which we may not do successfully. If we do not sufficiently innovate to provide new, or improve upon existing, services that our users or prospective users find appealing, we may be unable to continue to attract new users or continue to appeal to existing users in a sufficient manner.
Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their services, take advantage of acquisition or other opportunities more readily, or develop and expand their services more quickly than we do. Potential competitors also include established social media companies that may develop features or services that may compete with ours or operators of mobile operating systems and app stores. For example, Facebook offers a dating feature on its platform, which it rolled out globally several years ago and has grown dramatically in size supported by Facebook’s massive worldwide user footprint. These social media and mobile platform competitors could use strong or dominant positions in one or more markets, coupled with ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us, including by offering different features or services that users may prefer or offering their services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.
If we are not able to compete effectively against current or future competitors as well as other services that may emerge, or if our decisions regarding where to focus our investments are not successful long-term, the size and level of engagement of our user base may decrease, which could have an adverse effect on our business, financial condition, and results of operations.
The limited operating history of our newer brands and services makes it difficult to evaluate our current business and future prospects.
We seek to tailor each of our brands and services to meet the preferences of specific geographies, demographics, and other communities of users. Building a given brand or service is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer brands and services have experienced significant growth over relatively short periods of time, such as at our Hinge brand over recent years, the historical growth rates of these brands and services may not be an indication of future growth rates for such services or our newer brands and services generally. We have encountered, and may continue to encounter, risks and difficulties as we build our newer brands and services. The failure to successfully scale these brands and services and address these risks and difficulties could adversely affect our business, financial condition, and results of operations.
Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in those efforts could adversely affect our business, financial condition, and results of operations.
Attracting and retaining users for our services involve considerable expenditures for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to attract and retain users and sustain our growth. For example, in 2023 Tinder launched its first-ever comprehensive global marketing campaign in order to help sustain its growth and attract new users.
Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and as consumers spend more time on mobile devices rather than desktop computers, the reach of many of our traditional advertising channels continues to contract. Similarly, as consumers communicate less via email and more via text messaging, messaging apps, and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our services is adversely impacted. Additionally, changes by large tech platforms, such as Apple and Google, to advertisers’ ability to access and use unique advertising identifiers, cookies, and other information to acquire potential users, such as Apple’s rules regarding the collection and use of identifiers for advertising (“IDFA”), have adversely impacted, and may continue to adversely impact, our advertising efforts. To continue to reach potential users and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile, social media, and online video platforms. Generally, the opportunities in and sophistication of newer advertising channels and methods continue to be less developed, proven, and precise, making it more difficult to assess returns on investment associated with our advertising efforts and to cost-effectively identify potential users. There can be no assurance that we will be able to continue to appropriately manage our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could adversely affect our business, financial condition, and results of operations.

Distribution and marketing of, and access to, our services rely, in significant part, on a variety of third-party platforms, in particular, mobile app stores. If these third parties limit, prohibit, or otherwise interfere with features or services or change their policies in any material way, it could adversely affect our business, financial condition, and results of operations.
We market and distribute our services (including related mobile applications) through a variety of third-party distribution channels, including Facebook, which has rolled out its own dating service. Our ability to market our brands on any given property or channel is subject to the policies and practices of the relevant third party. Certain platforms and channels have, from time to time, limited or prohibited advertisements for our services for a variety of reasons, including poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain marketing channels in the future. Further, certain platforms on which we market our brands may not properly monitor or ensure the quality of content located adjacent to or near our advertisements on such platforms, which may have a negative effect on consumers’ perceptions of our own brands due to association with such content, which content our users may deem inappropriate. If this were to happen with a significant marketing channel and/or for a significant period of time, our business, financial condition, and results of operations could be adversely affected.
Additionally, our mobile applications are almost exclusively accessed through the Apple App Store and Google Play Store. Both Apple and Google have broad discretion to change, and from time to time have changed, their policies regarding their mobile operating systems and app stores in ways that may limit, eliminate, or otherwise interfere with our ability to distribute or market our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of them do so, our business, financial condition, and results of operations have in the past been, and could again in the future be, adversely affected.
Apple and Google are also known to retaliate against application developers who publicly or privately challenge their app store rules and policies, and such retaliation has and could adversely affect our business, financial condition, and results of operations.
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
As the distribution of our services through app stores increases, in order to maintain our profit margins, we have taken steps to, and in the future may need to further, offset increasing app store fees by decreasing traditional marketing expenditures, increasing user volume or monetization per user, consolidating back-office and technical functions, or by engaging in other efforts to increase revenue or decrease costs generally.
We rely on the Apple App Store and the Google Play Store to distribute and monetize our mobile applications and related in-app services. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features within these applications. We determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features are required in most cases to be processed through the in-app payment systems provided by Apple and Google, although some of our applications are currently able to use their own payment systems for in-app purchases made on Android devices. Where we are required to use

Apple’s or Google’s payment systems, we pay Apple and Google, as applicable, a meaningful share (generally 30% or, for subscriptions purchased on Android devices, 15%) of the revenue we receive from these transactions. Where payments on Android devices are processed through other payment systems, we are also required to pay Google a meaningful share. However we have entered into a partnership with Google that will provide value exchange across our broad relationship with them, which we expect to help offset the additional costs that our brands expect to incur over the three years starting in 2024 associated with implementing Google’s User Choice Billing system, which allows application developers to offer an additional billing system alongside Google Play’s billing system. Additionally, while Apple was recently forced to change its rules in the U.S. marketplace on anti-steering to allow for payment processing outside its payment systems, Apple has stated that it will still charge up to 27% for those transactions. We do not expect to realize any meaningful decrease in app store fees as a result of this change. In the EU, the Digital Markets Act is set to go into effect in March 2024. Apple has submitted its plan for compliance, which would lower the 30% service fee in the EU to 17% for our applications, but would also add a payment processing fee of 3%, as well as a 0.50 Euro fee per download (including updates) per year. Apple’s plan is subject to approval by EU regulators. For additional information, see “Item 1—Business—Dependencies on services provided by others—App Stores.”
While we are constantly innovating on and creating our own payment systems and methods, given the ever increasing distribution of our services through app stores and the combination of their strict anti-steering rules and mandates to use the in-app payments systems tied into those app stores, we have taken steps to, and in the future may need to further, offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, consolidating back-office or technical functions, or by engaging in other efforts to increase revenue or decrease costs generally. For example, in 2023 we began consolidating some of our legacy brands’ platforms to decrease operating costs. Any failure to offset increased app store fees could adversely affect our business, financial condition, and results of operations.
Challenges with properly managing the use of artificial intelligence could result in reputational harm, competitive harm, and legal liability.
We currently incorporate AI into certain of our services and are working to further integrate AI technologies into our services, which integrations may become important to our operations over time. Our competitors or other third parties may incorporate AI into their services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, AI algorithms and training methodologies may be flawed. If the content or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, offensive, biased, or otherwise improper or harmful, we may face reputational consequences or legal liability, and our business, financial condition, and results of operations may be adversely affected. Further, the use of AI has been known to result in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of AI-enhanced services. Any such cybersecurity incidents related to our use of AI could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI will require the dedication of significant resources to develop, test, and maintain AI technologies, including to further implement AI ethically in order to minimize unintended harmful impact. While we aim to deploy AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise.
The legal and regulatory landscape surrounding generative AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, discrimination, cybersecurity, and privacy and data protection. Compliance with existing, new, and changing laws, regulations, and industry standards relating to AI may limit some uses of AI, impose significant operational costs, and limit our ability to develop, deploy, or use AI technologies. Further, the continued integration of any AI technologies into our service may result in new or enhanced governmental or regulatory scrutiny. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

Foreign currency exchange rate fluctuations have adversely affected and may in the future adversely affect our results of operations.
We operate in various international markets, including jurisdictions within the EU and Asia. During periods of a strengthening U.S. dollar, our international revenues have been and will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and will also result in foreign currency exchange gains and losses. For additional information, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Effects of Changes in Foreign Exchange Rates on Revenue,“ and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across Match Group and its various businesses is intense, particularly in the case of senior leadership and technology roles, and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In particular, declines in our stock price, or lower stock price performance relative to competitors for talent, have reduced the retentive value of our stock-based awards, which can impact the competitiveness of our compensation. Further, in the past we have had, and may continue to have for the foreseeable future, significant amounts of stock-based compensation expense due to the competitive market for executive and technical talent, which includes competitors that are much larger than us.
Effective succession planning is also important to our future success. At times we have experienced significant changes to our senior leadership team. Those changes and any future significant leadership changes or senior management transitions involve inherent risk. If we fail to ensure the effective transfer of senior management or other institutional knowledge as well as smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial, and operating goals, as well as our business, financial condition, and results of operations generally, could be adversely affected. In addition to intense competition for talent, workforce dynamics are constantly evolving, such as recent broad shifts to hybrid work models. If we do not manage changing workforce dynamics effectively, it could materially adversely affect our culture, reputation, and operational flexibility.
Our success depends, in part, on the integrity of our systems and infrastructures and on our ability to enhance, expand, and adapt these systems and infrastructures in a timely and cost-effective manner.
To succeed, our systems and infrastructures must perform well on a consistent basis. We have experienced and may from time to time experience system interruptions that make some or all of our systems or data unavailable and prevent our services from functioning properly for our users. Any such interruption could arise for any number of reasons, including as a result of our current efforts to consolidate some of the legacy brands’ platforms or as a result of actions by government agencies. Further, our systems and infrastructures are vulnerable to damage from cyberattacks, fire, power loss, telecommunications failures, computer viruses, software bugs, acts of God, and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant, disaster recovery planning is not sufficient for all eventualities, and our property and business interruption insurance coverage may not be adequate to fully compensate us for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our platforms, tarnish our brands’ reputations, and decrease demand for our services, any or all of which could adversely affect our business, financial condition, and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various platforms, ensure acceptable load times for our services, and keep up with changes in technology and user preferences. Any failure to do so in a timely and cost-effective manner could adversely affect our users’ experience with our various services, thereby negatively impacting the demand for our services, and could increase our costs, either of which could adversely affect our business, financial condition, and results of operations.
From time to time we have and may continue to, augment and enhance, or transition to other, enterprise resource planning, human resources, financial, or other systems. Such actions may cause us to experience difficulties in managing our systems and processes, which could disrupt our operations, the management of our finances, and the reporting of our financial results, which, in turn, may result in our inability to manage the growth of our business and to accurately forecast and report our results, each of which could adversely affect our business, financial condition, and results of operations.
We may not be able to protect our systems and infrastructure from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.
We are regularly under attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks, and attempts to misappropriate customer information, including personal user data, credit card information, and account login credentials. While we have invested (and continue to invest) in the protection of our systems and infrastructure, in related personnel and training, and in employing a data minimization strategy, where appropriate, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Some of our systems have experienced past security incidents, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. There is also no guarantee that a series of incidents may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence. Any cyber or similar attack we are unable to protect ourselves against could damage our systems and infrastructure, prevent us from providing our services, tarnish our brand reputation, result in the disclosure of confidential or sensitive information of our users, and/or be costly to remedy, as well as subject us to investigations by regulatory authorities and/or litigation that could result in liability to third parties.
The impact of cyber or similar attacks experienced by third parties who provide services to us or otherwise process data on our behalf could have a similar effect on us. Moreover, even cyber or similar attacks that do not directly affect us or our third party service providers or data processors may result in widespread access to user data, for instance through account login credentials that such users might have used across multiple internet sites, including our sites, or directly through access to user data that these third party service providers could process in the context of the services they provide to us. These events can lead to government enforcement actions, fines, and litigation, as well as loss of consumer confidence generally, which could make users less likely to use or continue to use online services generally, including our services. The occurrence of any of these events could have an adverse effect on our business, financial condition, and results of operations.
Our success depends, in part, on the integrity of third-party systems and infrastructure.
We rely on third parties, primarily data center and cloud-based, hosted web service providers, such as Amazon Web Services, as well as third party computer systems, service providers, and broadband and other communications systems, in connection with the provision of our services generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations and such third party systems are increasingly complex. Any changes in service levels at our data centers or hosted web service providers or any interruptions, outages, or delays in our systems or those of our third party providers, deterioration in the performance of these systems, or cyber or similar attacks on these systems could impair our ability to provide our services or process transactions with our users, which would adversely impact our business, financial condition, and results of operations. For additional information, see “Item 1—Business—Dependencies on services provided by others—Cloud and Other Services.”
If the security of personal and confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event and our reputation could be harmed.
We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including, without limitation, credit card information and user-to-user communications. We also enable our users to share their personal information with each other. In some cases, we engage third party service providers to store or process this information. We continuously develop and maintain systems to protect the security, integrity, and confidentiality of this information, but we have experienced past incidents and cannot guarantee that inadvertent or unauthorized use or disclosure will not occur in the future or that third parties will not gain unauthorized access to, or will not use for unauthorized purposes, this information despite our efforts. When such events occur, we may not be able to remedy them, and we may be required by an increasing number of laws to notify regulators and individuals whose personal information was processed, used, or disclosed without authorization. We may also be subject to claims against us, including government enforcement actions, fines, and litigation, and have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of security (or the security of our service providers) occur, the perception of the effectiveness of our security measures, the security measures of our service providers, and our reputation may be harmed, we may lose current and potential users, and our various brands’ reputations and competitive positions may be tarnished, any or all of which might adversely affect our business, financial condition, and results of operations.
Our business is subject to complex and evolving U.S. and international laws and regulations, including with respect to data privacy and platform liability. These laws and regulations are subject to change and uncertain interpretation, and could result in changes to our business practices, increased cost of operations, declines in user growth or engagement, claims, monetary penalties, or other harm to our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business. See “Item 1—Business—Government regulation.” These U.S. federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and subject to change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country. These laws and regulations, as well as any associated inquiries, investigations, or other government actions, may be costly to comply with and have in the past, and may in the future delay or impede the development of new services, require changes to or cessation of certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or modifications to existing business practices. See “Item 3 Legal Proceedings—Irish Data Protection Commission Inquiry Regarding Tinder’s Practices.”
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
Proposed or new legislation and regulations could also adversely affect our business. See “Item 1—Business—Government regulation.” To the extent such new or more stringent measures are required to be implemented, impose new liability, or limit or remove existing protections, our business, financial condition, and results of operations could be adversely affected.
The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business. For example, in 2017, the Federal Communications Commission adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling, or “paid prioritization” of content or services by internet service providers. To the extent internet service providers engage in such blocking, throttling, “paid prioritization” of content, or similar actions as a result of this order and the adoption of similar laws or regulations, our business, financial condition, and results of operations could be adversely affected.
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
Users of our services have been, and may in the future be, physically, financially, emotionally, or otherwise harmed by other individuals that such users met or may meet through the use of one of our services. When one or more of our users suffers or alleges to have suffered any such harm, we have in the past, and could in the future, experience negative publicity or legal action that could damage our reputation and our brands. Similar events affecting users of our competitors’ services have in the past, and could in the future, result in negative publicity for our industry generally, which could in turn negatively affect our business.
In addition, the reputations of our brands may be adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate, untrue, or unlawful. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our services, and have adopted policies regarding illegal, offensive, or inappropriate use of our services, our users have in the past, and could in the future, nonetheless engage in activities that violate our policies. Such bad actors may also use emerging technologies, such as AI, to engage in such activities, which would make it more difficult for us and other users to detect and prevent such negative behavior. Our safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive, or inappropriate use is well-publicized.
Our business and results of operations have been and may in the future be adversely affected by global health pandemics.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as the Coronavirus Disease 2019 (COVID-19) pandemic. The COVID-19 pandemic reached across the globe, resulting in the implementation of significant governmental measures intended to control the spread of the virus, including lockdowns, closures, quarantines, and travel bans, as well as changes in consumer behavior as individuals became reluctant to engage in social activities with people outside their households. Such measures had an adverse impact on global economic conditions and consumer confidence and spending, and adversely affected users’ ability to pay, for our services.
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location, and duration, and actions taken to contain or further prevent its spread. Additionally, pandemics could increase the magnitude of many of the other risks described in this annual report, and have other adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, it could materially and adversely affect our business, financial condition, and results of operations.

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
We rely on a combination of laws as well as contractual restrictions with employees, customers, suppliers, and others, to establish and protect our intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register, and renew domain names as we deem appropriate. Effective trademark protection may not be available or sought in every country in which our services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or registered, even if available.
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
From time to time, we have been subject to legal proceedings and claims regarding intellectual property, including claims of alleged infringement of trademarks, copyrights, patents, and other intellectual property rights held by third parties and of invalidity of our own rights. In addition, from time to time we have engaged in litigation, and may continue to do so in the future, to enforce our intellectual property rights, protect our trade secrets and patents, or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition, and results of operations.
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
•limitations on the level of intellectual property protection; and

•trade sanctions, political unrest, terrorism, war, and epidemics or the threat of any of these events.
The occurrence of any or all of the events described above could adversely affect our international operations, which could in turn adversely affect our business, financial condition, and results of operations.
We may experience operational and financial risks in connection with acquisitions.
We have made acquisitions in the past, including our acquisition of Hyperconnect in 2021, and continue to seek potential acquisition candidates. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:
•properly value prospective acquisitions, especially those with limited operating histories;
•fully identify potential risks and liabilities associated with acquired businesses;
•accurately project the future financial condition and results of operations of acquired businesses;
•successfully integrate the operations, financial, and other administrative systems of the acquired businesses with our existing operations and systems;
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
We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangible assets. We assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if an event occurs or there is a change in circumstances that indicates the carrying value may not be recoverable, including, but not limited to, a decline in our stock price and market capitalization, reduced future cash flow estimates, or slower growth rates in our industry. For example, in 2022, we recorded impairment charges related to Hyperconnect intangible assets that stemmed from a decline in long-term projections for the business since the acquisition in 2021, including adverse foreign currency impacts in certain of Hyperconnect’s key markets, and the use of higher discount rates to value the assets. We may in the future be required to record additional significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For further information, see “Note 5—Goodwill and Intangible Assets” to the consolidated financial statements included in “Part II, Item 8—Consolidated Financial Statements and Supplementary Data.”
We are subject to litigation, and adverse outcomes in such litigation could have an adverse effect on our financial condition.
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to employment matters, intellectual property matters, and privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, mass arbitrations, and other matters. Such litigation and proceedings may involve claims for substantial amounts of money or for other relief, result in significant costs for legal representation, arbitration fees, or other legal or related services, or might necessitate changes to our business or operations. The defense of these actions is time consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigation claims or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition, and results of operations. See “Item 3—Legal Proceedings.”
Our operations are subject to volatile global economic conditions, particularly those that adversely impact consumer confidence and spending behavior.
Adverse macroeconomic conditions, including lower consumer confidence, changes to fiscal and monetary policy, the availability and cost of credit, and weakness in the economies in which we and our users are located, have adversely affected and may continue to adversely affect our business, financial condition, and results of operations. In recent years, the United States, Europe and other key global markets have experienced historically high levels of inflation, which have impacted, among other things, employee compensation expenses. If inflation rates rise again or continue to remain historically high or further increase in those locations where inflation rates remain elevated, it will likely affect our expenses, and may reduce consumer discretionary spending, which could affect the buying power of our users and lead to a reduced demand for our services, particularly for à la carte features or at brands that serve consumers with less discretionary income. Other events and trends that could result in decreased levels of consumer confidence and discretionary spending include a general economic downturn, recessionary concerns, high unemployment levels, and increased interest rates, as well as any sudden disruption in business conditions. Additionally, geopolitical developments, such as wars in Ukraine and the Middle East, tensions with China, climate change, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.
Risks relating to our indebtedness
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of December 31, 2023, we had total debt outstanding of approximately $3.9 billion and borrowing availability of $749.6 million under our revolving credit facility.
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
•restricting our business operations due to financial and operating covenants in the agreements governing our and certain of our subsidiaries’ existing and future indebtedness, including certain covenants that restrict the ability of our subsidiaries to pay dividends or make other distributions to us; and
•exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition, and operating results.
Although the terms of our credit agreement and the indentures related to our senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our and our subsidiaries’ current debt levels, the risks described above could increase. Further, as financial markets have become more costly to access due to increased interest rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted, and any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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
We currently have $425 million of indebtedness outstanding under our term loan and no outstanding borrowings under our revolving credit agreement. Borrowings under the term loan are, and any borrowings under the revolving credit facility will be, at variable rates of interest. Indebtedness that bears interest at variable rates exposes us to interest rate risk. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”
Exchange of our outstanding exchangeable notes may dilute the ownership interests of existing stockholders or may otherwise depress the price of our common stock.
We are obligated as a guarantor under the indentures relating to the outstanding exchangeable notes issued by certain of our subsidiaries. The exchange of some or all of the exchangeable notes may dilute the ownership interests of our stockholders to the extent we deliver shares of our common stock upon exchange. While outstanding hedges relating to the exchangeable notes are expected to reduce the potential dilutive effect on our common stock upon any exchange and/or offset any cash payment the issuers of the exchangeable notes would be required to make in excess of the principal amount of the exchanged notes, outstanding warrants relating to the exchangeable notes have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants. Any sales in the public market of our common stock issuable upon exchange of any exchangeable notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the exchangeable notes may encourage short selling of our common stock by market participants because the exchange of the exchangeable notes could be used to satisfy short positions. In addition, the anticipated exchange of the exchangeable notes could depress the price of our common stock.
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
In addition to potential tax liabilities relating to Former Match Group, we and our subsidiaries could be liable to satisfy any tax liabilities relating to Former IAC or IAC with respect to the Separation if their tax-free treatment for U.S. federal income tax purposes were successfully challenged by the IRS. While, in some cases, IAC may be obligated under certain agreements to indemnify us for some or all of such taxes, even in those cases, there is no assurance that they will in fact indemnify us.
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
Our dilutive securities consist of vested options to purchase shares of our common stock, restricted stock unit awards, equity awards denominated in the equity of our non-public subsidiaries but settleable in shares of our common stock, the exchangeable notes, and the exchangeable note warrants.
These dilutive securities are reflected in our dilutive earnings per share calculation contained in our financial statements for fiscal years ended December 31, 2023, 2022, and 2021. For more information, see “Note 10—Earnings per Share” to the consolidated financial statements included in “Part II, Item 8—Consolidated Financial Statements and Supplementary Data.” Intra-quarter movements in our stock price could lead to more or less dilution than reflected in these calculations.
We do not plan to declare any regular cash dividends in the foreseeable future.
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
Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous, including provisions which:
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
Any provision of our certificate of incorporation, our bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
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
Generally, Match Group’s officers or directors who are also IAC’s officers or directors will not be liable to Match Group or its stockholders for breach of any fiduciary duty because such person fails to communicate or offer to Match Group a corporate opportunity that has been communicated or offered to IAC, that may also be a corporate opportunity of Match Group or because such person communicates or offers to IAC any corporate opportunity that may also be a corporate opportunity of Match Group. In order for any Match Group director or officer who is also an IAC director or officer not to be liable to Match Group or its stockholders, such opportunity cannot become known to the officer or director in his or her capacity as a Match Group director or officer and cannot be presented to any party other than IAC. In addition, such officer or director cannot pursue such an opportunity in his or her individual capacity. The corporate opportunity provision may exacerbate conflicts of interest between Match Group and IAC because the provision effectively permits any of Match Group’s directors or officers who also serve as an officer or director of IAC to choose to direct a corporate opportunity to IAC instead of to Match Group.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Match Group maintains an enterprise-wide information security program designed to identify, protect against, detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats. Our information security teams, led by our Senior Vice President, Security Engineering, are responsible for assessing and managing our exposure to information security risks, including by:
•Implementing and enforcing physical, operational and technical security policies, procedures and controls;
•Conducting, and engaging independent third-party experts to conduct, regular internal and external security assessments and audits, including assessments of the security posture of third-party vendors and partners;
•Collaborating with our development teams to engineer and integrate security throughout the product development lifecycle;
•Implementing scalable and continuous data protection practices; and
•Detecting, monitoring, investigating, and responding to potential security threats and incidents.
With a focus on both product and enterprise security, the security program has been set up to protect our information systems from cybersecurity threats as part of our development lifecycles and our ongoing business operations. We implement various technical and operational processes to help prevent, identify, escalate, investigate, resolve, and recover from vulnerabilities and security incidents in a timely manner. These include, but are not limited to, monitoring and detection tools, internal and third-party penetration testing, continuous testing by a dedicated red team, a comprehensive bug bounty program to allow security researchers to assist us in identifying vulnerabilities in our services before they are exploited, and annual and ongoing security awareness training for employees.
We have implemented cybersecurity controls to detect and address threats arising from our use of third-party service providers. Security risk assessments are conducted during onboarding, contract renewal, and when an increased risk profile is identified. We also require specified security controls and other responsibilities from our service providers and we investigate security incidents affecting them as deemed necessary.
Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the International Organization for Standardization (“ISO”) and other applicable industry standards. Our cybersecurity policies, standards, processes and practices are regularly assessed by consultants and external auditors. These assessments include a variety of activities, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. Cybersecurity processes are adjusted based on the information provided from these assessments. We have also obtained industry certifications and attestations that demonstrate our dedication to protecting the data our users entrust to us, including Tinder obtaining certification for its Information Security Management System (ISMS) under the ISO/IEC 27001:2022 standard.

We conduct regular reviews and tests of our information security program and leverage audits by our internal audit team and ongoing testing by our red team. We employ external services to conduct tabletop exercises, penetration and vulnerability testing, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning across Match Group’s businesses. The results of these assessments are reported to the Audit Committee of our Board of Directors.
We have established standardized and comprehensive incident response and recovery plans across Match Group’s businesses. Our incident response and recovery plans address — and guide our employees, management, and our Board of Directors on — our response to a cybersecurity incident, and our procedures with regard to material incidents. We regularly test and evaluate the effectiveness of our incident response process.
Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our users) and other data, confidential information or intellectual property.
We have not identified risks from cybersecurity threats, including from previous cybersecurity incidents, that have materially affected us. However, we face ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Any significant disruption to our service or unauthorized access to our systems could result in a loss of users and adversely affect our business, financial condition, and results of operations. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition, and results of operations. While Match Group maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For additional discussion of cybersecurity risks, see “Item 1A Risk factors—Risks relating to our business—We may not be able to protect our systems and infrastructure from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.”
Governance
Board Oversight
Our Board of Directors, in coordination with the Audit Committee, oversees our management of cybersecurity risk, including our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee directly oversees our cybersecurity program. The Audit Committee receives quarterly cybersecurity updates from management, including risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents. Cybersecurity reviews by the Audit Committee or the Board of Directors generally occur quarterly, or more frequently as determined to be necessary or advisable.
Management’s Role
Our cybersecurity program is managed by our SVP, Security Engineering, who reports to our Chief Business Affairs and Legal Officer. Our SVP, Security Engineering, has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Our information security program encompasses partnerships among teams that are responsible for cyber governance, prevention, detection and remediation activities within our cybersecurity environment. Team members have relevant certifications, educational and industry experience, including experience holding similar positions at other large technology companies. The information security teams provide regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings. Our information security leadership reports directly to the Audit Committee or the Board of Directors on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues. We also maintain an escalation process to inform senior management and the Board of Directors of material issues and make determinations with respect to any required disclosures.

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
In a related development, on June 21, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court entered judgment granting final approval of a class-wide settlement, the terms of which were not material to the Company. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (Central District of California). Because the approved settlement class in Kim subsumed the proposed settlement class in Candelore, the judgment in Kim effectively rendered Candelore a single-plaintiff lawsuit. On March 4, 2022, the trial court granted final approval of the settlement agreement, the terms of which were not material to the Company. On March 31, 2022, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment with the U.S. Court of Appeals for the Ninth Circuit.
On June 27, 2022, the trial court issued an order staying the class claims in Candelore pending the Ninth Circuit’s decision on the Kim appeal. On December 5, 2023, the Ninth Circuit issued an opinion reversing the Kim settlement. On January 2, 2024, the mandate of the decision was issued. The only remaining claim in the Kim case is Kim’s individual claim. In Candelore, the stay was lifted. We believe that we have strong defenses to the allegations in the Candelore lawsuit and will continue to defend vigorously against it.
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
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”) notifying us that the DPC had commenced an inquiry examining Tinder’s compliance with the EU’s General Data Protection Regulation (“GDPR”), focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. On January 8, 2024, the DPC provided us with a preliminary draft decision alleging that certain of Tinder’s access and retention policies, largely relating to protecting the safety and privacy of Tinder’s users, violate GDPR requirements. Our response to the preliminary draft decision is due by March 15, 2024. We believe we have strong defenses to these claims and will defend vigorously against them.
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
As of January 31, 2024, there were 982 holders of record of the Company’s common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
Stock Performance Graph
The following graph compares the cumulative total return (assuming dividend reinvestment, as applicable) of Match Group common stock (including such cumulative total return of Former Match Group common stock for the period prior to, and adjusted for, the separation of Match Group and IAC), the NASDAQ Composite index, the Russell 1000 Technology Index, and the Standard & Poor’s 500 Stock Index, in each case, based on $100 invested at the close of trading on December 31, 2018 through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
Match Group, Inc. Common Stock
Among Match Group, Inc., the NASDAQ Composite Index,
the Russell 1000 Technology Index, and the S&P 500 Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Match Group, Inc.	$100.00	$191.98	$353.50	$309.21	$97.01	$85.34
NASDAQ Composite Index	$100.00	$136.73	$198.33	$242.38	$163.58	$236.70
Russell 1000 Technology Index	$100.00	$147.22	$215.97	$296.24	$193.71	$323.27
S&P 500 Index	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended December 31, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 2023	—	$—	—	$667,394,650
November 2023	2,406,889	$30.75	2,406,889	593,378,490
December 2023	829,396	$32.64	829,396	566,304,056
Total	3,236,285	$31.24	3,236,285	$566,304,056
______________________
(1)Reflects repurchases made pursuant to the $1.0 billion share repurchase program authorized in April 2023 (the “2023 Share Repurchase Program”). On January 30, 2024, the Board of Directors of the Company approved a new share repurchase program of up to $1.0 billion in aggregate value of shares of Match Group stock (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program replaces the 2023 Share Repurchase Program.
(2)Represents the aggregate value of shares of common stock that remained available for repurchase pursuant to the 2023 Share Repurchase Program.
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
•APAC and Other includes Asia, Australia, the Pacific islands, the Middle East, and Africa.
•Match Group Asia (“MG Asia”) consists of the brands primarily focused on Asia and the Middle East including Pairs™ and Azar®.
•Evergreen & Emerging (“E&E”) consists primarily of the brands Match®, Meetic®, OkCupid®, Plenty Of Fish®, and BLK®.
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
Operating costs and expenses:
•Cost of revenue - consists primarily of the amortization of in-app purchase fees, hosting fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center and customer care functions, live video costs, credit card processing fees, and data center rent, energy, and bandwidth costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and service features through the in-app payment systems provided by Apple and Google.
•Selling and marketing expense - consists primarily of advertising expenditures and compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures includes online marketing, including fees paid to search engines and social media sites, offline marketing, and production of advertising content.
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

Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. At December 31, 2023, there was $0.4 million outstanding in letters of credit and $749.6 million of availability under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2022, the Term Loan bore interest at LIBOR plus 1.75% and the then applicable rate was 6.49%. Effective June 30, 2023, we entered into an amendment to replace the LIBOR rate with a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”) for future repricing events under the Term Loan. As of December 31, 2023, $425 million was outstanding under the Term Loan, which bore interest at 7.27% based on the Adjusted Term SOFR plus 1.75%.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. At December 31, 2023, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. At December 31, 2023, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. At December 31, 2023, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. At December 31, 2023, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. At December 31, 2023, $500 million aggregate principal amount was outstanding.
•2022 Exchangeable Notes - The 0.875% Exchangeable Senior Notes issued by Match Group FinanceCo, Inc., a subsidiary of the Company, which were settled prior to December 31, 2022 and are no longer outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. At December 31, 2023, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. At December 31, 2023, $575 million aggregate principal amount was outstanding.
Non-GAAP financial measure:
•Adjusted Operating Income - is a Non-GAAP financial measure. See “Non-GAAP Financial Measures” for the definition of Adjusted Operating Income and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income.

MANAGEMENT OVERVIEW
Match Group, Inc., through its portfolio companies, is a leading provider of digital technologies designed to help people make meaningful connections. Our global portfolio of brands includes Tinder®, Hinge®, Match®, Meetic®, OkCupid®, Pairs™, Plenty Of Fish®, Azar®, BLK®, and more, each built to increase our users’ likelihood of connecting with others. Through our trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world.
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
Subscription revenue is presented net of credits and credit card chargebacks. Payers who purchase subscriptions or à la carte features pay in advance, primarily by using a credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for subscriptions are deferred and recognized as revenue using the straight-line method over the term of the applicable subscription period, which primarily ranges from one week to six months, and corresponding in-app purchase fees incurred on such transactions, if any, are deferred and expensed over the same period. Revenue from the purchase of à la carte features is recognized based on usage. We also earn revenue from online advertising, which is recognized every time an ad is displayed.
Trends affecting our business
Each brand in our portfolio has the goal of using technology to help people make meaningful connections. While the goal is the same for each brand, the means to achieve that goal can be differentiated by how a specific brand targets their primary demographic. With users of our apps often utilizing multiple apps, our brands can often have overlap on targeted users. The overall trends affecting all brands within our portfolio, include the following:
Increase in acceptance and growth of technologies to meet people globally. Over the past decade, there has been meaningful growth in the use of technologies to meet people in North America and Western Europe, and we see the potential for similar growth in the rest of the world in the years ahead. As more internet-connected people seeking connections utilize technologies to meet people, we believe there remains potential for accelerating growth in the use of these technologies in certain global markets where adoption lags more developed countries. As a result, new services, entrants to the market, and business models are likely to continue to emerge, sometimes at the expense of our existing brands, by harnessing a new technology, such as generative artificial intelligence (“AI”) or a new or existing distribution channel, creating a new or different approach to connecting people, or some other means.
In-App Purchase Fees. Purchases made by our customers through mobile applications, as opposed to desktop or mobile web, continue to increase, and are required in most cases to be processed through the in-app payment systems provided by Apple and Google. Where we are required to use Apple’s or Google’s payment systems, we pay Apple and Google, as applicable, a meaningful share (generally 30% or, for subscriptions purchased on Android devices, 15%) of the revenue we receive from these transactions. Where payments on Android devices are processed through other payment systems, we are also required to pay Google a meaningful share of our revenue. However we have entered into a partnership with Google that will provide value exchange across our broad relationship with them, which we expect to help offset the additional costs that our brands expect to incur over the three years starting in 2024 associated with implementing Google’s User Choice Billing system, which allows application developers to offer an additional billing system alongside Google Play’s billing system. Additionally, while Apple was recently forced to change its rules in the U.S. marketplace on anti-steering to allow for payment processing outside its payment systems, Apple has stated that it will still charge up to 27% for those transactions. We do not expect to realize any meaningful decrease in app store fees in the U.S. market as a result of this change. In the EU, the Digital Markets Act is set to go into effect in March 2024. Apple has submitted its plan for compliance, which would lower the 30% service fee in the EU to 17% for our applications, but would also add a payment processing fee of 3%, as well as a 0.50 Euro fee per download (including updates) per year. Apple’s plan is subject to approval by EU regulators. For additional information, see “Item 1 Business—Dependencies on services provided by others—App Stores.”
Implementing new technologies that enhance our user experience. We expect new technologies, including those utilizing generative AI, to continue to drive user engagement. As new technologies develop we evaluate whether those technologies can be incorporated into our apps to enhance the user experience. We are planning to further integrate AI technologies into our services, which integrations may become important to our operations over time. The rapid evolution of AI will require the dedication of significant resources to develop, test, and maintain these technologies. We expect other technologies to evolve and be tested in our services and incorporated into our apps in the future.
In addition to the trends affecting our overall portfolio, some of our individual brands are affected by certain other trends, including the following:
Tinder. When Tinder was first developed, the smart phone provided a unique way of offering connections that traditional desktop-based services did not offer. Tinder was able to capitalize on the rise in the use of smart phones and with its younger audience was able to achieve considerable scale through word-of-mouth and viral moments on social media without the need to supplement with significant brand marketing. As the availability of services catering to human connections has increased, we have begun to supplement Tinder’s viral growth with brand marketing to build out Tinder’s brand narrative and grow the size of its user base, which has resulted in an increase in selling and marketing expense at Tinder. Recently, Tinder has experienced a decline in user growth, with plans to return to growth with product initiatives that focus on the female experience and younger users.
Hinge. Hinge has developed a strong user base in English speaking markets and began expanding into European markets in the latter half of 2022. Its strong user growth in English speaking and other European markets has helped to contribute to a high level of revenue growth, which we expect will continue into the coming years. As Hinge continues to expand its footprint globally, we intend to continue to focus on adding new features to its service to continue to drive user satisfaction for its target audience of intentioned daters, and to drive additional opportunities for monetization. In the near term, we expect to continue to make investments in the business to support this growth, including investments in product development as well as brand marketing.
MG Asia. The focus of the MG Asia brands has primarily been to serve various Asian and Middle Eastern markets. Plans to grow revenue include further expansion by certain brands into the European and U.S. markets. In Japan, our Pairs brand recently won approval to begin advertising on television. While the results of that advertising are still preliminary, early signs have been encouraging. We expect the advertising to increase Pairs’ brand recognition while we work to grow users through various product initiatives and by partnering with local government to improve declining marriage rates in the country. Our Azar app, which provides one to one video chat, has a strong presence in Asia and the Middle East and is expanding in Europe and to the U.S. Our Hakuna app provides live streaming services primarily in Korea and Japan.
Evergreen & Emerging. Our collections of brands within E&E include well-known pioneers in online relationships (which we refer to as Evergreen brands) and newer bets which target specific demographics (which we refer to as Emerging brands). Revenues from the Evergreen brands have declined in recent years, while Emerging brands are in the early stages of growth and in many cases are relying on marketing to increase the size of their user base. In 2023, we began a multi-year process of consolidating technology platforms across various Evergreen brands to enable faster feature releases and to reduce the cost to further develop and maintain those platforms.
Other trends or factors affecting the comparability of our results
Advertising spend. Our advertising spend, which is included in our selling and marketing expense, has consistently been one of our larger operating expenses. How we deploy our advertising spend varies among brands, with the majority of our advertising spend taking place online, including social media sites, streaming services, search engines, and influencers. Additionally, some brands utilize out-of-home marketing campaigns, such as on television and outdoor billboards. For established brands, we seek to optimize for total return on advertising spend by frequently analyzing and adjusting spend to focus on marketing channels and markets that generate returns above our thresholds. Our data-driven approach provides us the flexibility to scale and optimize our advertising spend. We spend advertising dollars against an expected lifetime value of a Payer that is realized over a multi-year period. While this advertising spend is intended to be profitable on that basis, it is nearly always negative during the period in which the expense is incurred. For newer brands that are gaining scale, or existing brands that are expanding into new geographies, we may make incremental advertising investments to establish the brand before optimizing monetization of the brand. In general, our more established brands spend a higher proportion of their revenue on advertising while our newer brands spend a lower proportion and tend to rely more on word of mouth and other viral marketing. Our advertising spend may be incurred unevenly throughout the year.
International markets. Our services are available across the world. Our international revenue represented 54% and 55% of our total revenue for the years ended December 31, 2023 and 2022, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenue in local currencies. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.
2023 Consolidated Results
In 2023, total revenue grew 6%, operating income increased 78%, and Adjusted Operating Income grew 11% year-over-year. Revenue growth was primarily due to strong growth at Tinder and Hinge. Operating income and Adjusted Operating Income were positively affected by the increase in revenue and decreases in general and administrative expenses primarily related to decreases in legal and other professional fees. Those positive effects were partially offset by increases in selling and marketing spend at Tinder and Hinge and increases in product development expense primarily due to an increase in compensation expense. Operating income further benefited from decreases in impairment and amortization expense compared to 2022, during which there was an impairment of certain intangible assets. That benefit was partially offset by increased stock-based compensation expense primarily due to new stock-based awards granted during the year.

Results of Operations for the years ended December 31, 2023, 2022 and 2021
The following discussion should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data.” For a discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023.
Revenue

	Years Ended December 31,
	2023	Change	% Change	2022	Change	% Change	2021

	(Amounts in thousands, except ARPU)
Direct Revenue:
Americas	$1,744,586	$115,517	7%	$1,629,069	$117,012	8%	$1,512,057
Europe	933,413	84,527	10%	848,886	27,059	3%	821,827
APAC and Other	630,132	(22,134)	(3)%	652,266	63,279	11%	588,987
Total Direct Revenue	3,308,131	177,910	6%	3,130,221	207,350	7%	2,922,871
Indirect Revenue	56,373	(2,249)	(4)%	58,622	(1,784)	(3)%	60,406
Total Revenue	$3,364,504	$175,661	6%	$3,188,843	$205,566	7%	$2,983,277

Direct Revenue
Tinder	$1,917,629	$123,162	7%	$1,794,467	$144,710	9%	$1,649,757
Hinge	396,485	112,817	40%	283,668	87,130	44%	196,538
MG Asia	302,591	(19,123)	(6)%	321,714	53,072	20%	268,642
Evergreen & Emerging	691,426	(38,946)	(5)%	730,372	(77,562)	(10)%	807,934
Total Direct Revenue	$3,308,131	$177,910	6%	$3,130,221	$207,350	7%	$2,922,871

Percentage of Total Revenue:
Direct Revenue:
Americas	52%			51%			51%
Europe	28%			27%			27%
APAC and Other	18%			20%			20%
Total Direct Revenue	98%			98%			98%
Indirect Revenue	2%			2%			2%
Total Revenue	100%			100%			100%

Payers:
Americas	7,579	(590)	(7)%	8,169	160	2%	8,009
Europe	4,462	(137)	(3)%	4,599	110	2%	4,489
APAC and Other	3,561	(7)	—%	3,568	581	19%	2,987
Total	15,602	(734)	(4)%	16,336	851	5%	15,485

(Change calculated using non-rounded numbers)
RPP:
Americas	$19.18	$2.56	15%	$16.62	$0.89	6%	$15.73
Europe	$17.43	$2.05	13%	$15.38	$0.13	1%	$15.25
APAC and Other	$14.75	$(0.49)	(3)%	$15.24	$(1.19)	(7)%	$16.43
Total	$17.67	$1.70	11%	$15.97	$0.24	2%	$15.73

For the year ended December 31, 2023 compared to the year ended December 31, 2022
Americas Direct Revenue grew $115.5 million, or 7%, in 2023 versus 2022, driven by 15% growth in RPP, partially offset by a 7% decrease in Payers. RPP growth was driven by both higher average prices paid for subscriptions at Tinder due to pricing optimizations and the introduction of weekly subscription offerings. Additionally, we saw increased average prices paid by subscribers at Hinge and increased average á la carte purchases per Payer at Tinder. The decrease in Payers was primarily driven by decreases at Tinder due to pricing optimizations, as well as decreases in Payers at Match and OkCupid, partially offset by increased Payers at Hinge.
Europe Direct Revenue grew $84.5 million, or 10%, in 2023 versus 2022, driven by 13% growth in RPP, partially offset by a 3% decrease in Payers. RPP growth was driven by higher average prices paid for subscriptions at Tinder and Hinge. Additionally, we saw increased average á la carte purchases per Payer at Tinder. RPP growth was favorably impacted by the weakening of the U.S. dollar against the Euro compared to 2022. The decrease in Payers was primarily due to decreases at Tinder and Meetic, partially offset by increases at Hinge.
APAC and Other Direct Revenue decreased $22.1 million, or 3%, in 2023 versus 2022, primarily due to a 3% decrease in RPP, which was unfavorably impacted by the strength of the U.S. dollar compared to the Japanese Yen and Turkish Lira.
Tinder Direct Revenue grew 7% in 2023 versus 2022, driven by growth in RPP due to pricing optimizations in the U.S. market and new weekly subscription offerings, partially offset by a decrease in Payers partially attributed to the pricing optimizations.
Hinge Direct Revenue grew 40% in 2023 versus 2022, driven by 27% growth in Payers and 10% growth in RPP. The Payer growth at Hinge was across geographies, but in particular in the Americas and Europe, which was a focus of international expansion in 2023 for Hinge. RPP increased as a result of pricing optimizations in the U.S.
MG Asia Direct Revenue declined 6% in 2023 versus 2022, driven by declines at Hakuna and Pairs, partially offset by growth at Azar.
E&E Direct Revenue declined 5% in 2023 versus 2022, as we continued to moderate marketing spend at our Evergreen brands. The decline at our Evergreen brands was partially offset by growth at our Emerging brands.
Indirect Revenue decreased $2.2 million primarily due to a lower rate per ad impression compared to the prior year, partially offset by higher ad impressions.
Cost of revenue (exclusive of depreciation)

	Years Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021

	(Dollars in thousands)
Cost of revenue	$954,014	$(5,949)	(1)%	$959,963	$120,655	14%	$839,308
Percentage of revenue	28%			30%			28%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Cost of revenue decreased 1% primarily due to a decrease in live video costs of $22.6 million, a decrease in employee compensation of $6.4 million, and net decreases in other expenses of $8.3 million, all of which were partially offset by an increase in in-app purchase fees of $24.2 million and an increase in hosting fees of $7.1 million. In-app fees were $646.7 million in 2023.

Selling and marketing expense

	Years Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021

	(Dollars in thousands)
Selling and marketing expense	$586,262	$51,745	10%	$534,517	$(31,942)	(6)%	$566,459
Percentage of revenue	17%			17%			19%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Selling and marketing expense increased primarily due to higher marketing spend at Tinder, Hinge, and certain Emerging brands, partially offset by lower marketing spend at a number of our other brands.
General and administrative expense

	Years Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021

	(Dollars in thousands)
General and administrative expense	$413,609	$(22,259)	(5)%	$435,868	$21,047	5%	$414,821
Percentage of revenue	12%			14%			14%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
General and administrative expense declined primarily due to a decrease in legal and other professional fees of $25.5 million and a decrease in stock-based compensation expense of $7.6 million due to forfeitures of equity awards and modification of certain stock-based awards in the prior year, partially offset by an increase in employee compensation of $15.7 million.
Product development expense

	Years Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021

	(Dollars in thousands)
Product development expense	$384,185	$50,546	15%	$333,639	$92,590	38%	$241,049
Percentage of revenue	11%			10%			8%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Product development expense increased primarily due to an increase in compensation expense of $52.0 million, including stock-based compensation, due to increased headcount at both Hinge and Tinder.
Depreciation

	Years Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021

	(Dollars in thousands)
Depreciation	$61,807	$18,213	42%	$43,594	$2,192	5%	$41,402
Percentage of revenue	2%			1%			1%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Depreciation was higher in 2023 as compared to 2022 primarily due to an increase in internally developed software placed in service.

Impairments and amortization of intangibles

	Years Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021

	(Dollars in thousands)
Impairments and amortization of intangibles	$47,731	$(318,526)	(87)%	$366,257	$337,698	NM	$28,559
Percentage of revenue	1%			11%			1%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Impairments and amortization of intangibles decreased primarily due to impairments of both indefinite-lived intangible assets and definite-lived intangible assets in the prior period.
Operating Income and Adjusted Operating Income

	Years Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021

	(Dollars in thousands)
Operating income	$916,896	$401,891	78%	$515,005	$(336,674)	(40)%	$851,679
Percentage of revenue	27%			16%			29%

Adjusted Operating Income	$1,258,533	$129,797	11%	$1,128,736	$60,280	6%	$1,068,456
Percentage of revenue	37%			35%			36%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income, see “Non-GAAP Financial Measures.”
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Operating income increased 78% or $401.9 million, and Adjusted Operating Income increased 11% or $129.8 million. Operating income and Adjusted Operated Income each benefited from the increase in revenue of $175.7 million which was driven by growth at Tinder and Hinge, and lower general and administrative expense primarily related to decreases in legal and other professional fees. That benefit was partially offset by increases in selling and marketing spend and an increase in product development expense primarily due to increased compensation expense. Operating income further benefited from decreases in impairments of intangible assets of $316.1 million, partially offset by increased stock-based compensation expense primarily due to new stock-based awards granted during the year.
At December 31, 2023, there was $368.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all stock-based awards, which is expected to be recognized over a weighted average period of approximately 2.0 years.
Interest expense

	Years Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021

	(Dollars in thousands)
Interest expense	$159,887	$14,340	10%	$145,547	$15,054	12%	$130,493
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Interest expense increased primarily due to a higher interest rate on the Term Loan in the current period.

Other income (expense), net

	Years Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021

	(Dollars in thousands)
Other income (expense), net	$19,772	$11,739	146%	$8,033	$473,071	NM	$(465,038)
________________________
NM = not meaningful
Other income, net, in 2023 includes interest income of $26.8 million, partially offset by $7.9 million in net foreign currency losses.
Other income, net, in 2022 includes interest income of $4.4 million, gains of $3.5 million related to finalization of a legal settlement, and gains of $2.7 million related to mark-to-market adjustments pertaining to liability classified equity instruments. These items were partially offset by $2.0 million in net foreign currency losses.
Income tax provision (benefit)

	Years Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021

	(Dollars in thousands)
Income tax provision (benefit)	$125,309	$109,948	NM	$15,361	$35,258	NM	$(19,897)
Effective income tax rate	16%			4%			NM
For discussion of income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
For the year ended December 31, 2023, the Company recorded an income tax provision from continuing operations of $125.3 million at an effective tax rate of 16%, which is lower than the statutory rate primarily due to (i) a release of a valuation allowance associated with U.S. foreign tax credits that we now expect to utilize, (ii) a lower tax rate on U.S. income derived from foreign sources, and (iii) the generation of federal and state research credits. These benefits were partially offset by state income taxes and nondeductible stock-based compensation.
For the year ended December 31, 2022, the Company recorded an income tax provision from continuing operations of $15.4 million at an effective tax rate of 4%, which is lower than the statutory rate primarily due to (i) excess tax benefits generated by the exercise and vesting of stock-based awards, (ii) a release of a valuation allowance on certain foreign deferred tax assets that we expect to utilize, (iii) favorable outcomes of tax audits and (iv) a lower tax rate on U.S. income derived from foreign sources. The benefits were partially offset by higher state income taxes due to higher taxable income in the U.S.
A number of countries are actively drafting legislation to implement the OECD international tax framework, including the Pillar II minimum tax regime with effect from January 1, 2024 or later. The Company is continuing to monitor these developments and any potential impact on its results of operations.

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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$651,539	$361,946	$277,723
Add back:
Net loss attributable to noncontrolling interests	(67)	(2,027)	(1,169)
Loss (earnings) from discontinued operations, net of tax	—	2,211	(509)
Income tax provision (benefit)	125,309	15,361	(19,897)
Other (income) expense, net	(19,772)	(8,033)	465,038
Interest expense	159,887	145,547	130,493
Operating Income	916,896	515,005	851,679
Stock-based compensation expense	232,099	203,880	146,816
Depreciation	61,807	43,594	41,402
Impairments and amortization of intangibles	47,731	366,257	28,559
Adjusted Operating Income	$1,258,533	$1,128,736	$1,068,456
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	Years ended December 31,
	2023	$ Change	% Change	2022

	(Dollars in thousands)
Revenue, as reported	$3,364,504	$175,661	6%	$3,188,843
Foreign exchange effects	48,517
Revenue excluding foreign exchange effects	$3,413,021	$224,178	7%	$3,188,843

Americas Direct Revenue, as reported	$1,744,586	$115,517	7%	$1,629,069
Foreign exchange effects	13,680
Americas Direct Revenue, excluding foreign exchange effects	$1,758,266	$129,197	8%	$1,629,069

Europe Direct Revenue, as reported	$933,413	$84,527	10%	$848,886
Foreign exchange effects	(17,628)
Europe Direct Revenue, excluding foreign exchange effects	$915,785	$66,899	8%	$848,886

APAC and Other Direct Revenue, as reported	$630,132	$(22,134)	(3)%	$652,266
Foreign exchange effects	52,307
APAC and Other Direct Revenue, excluding foreign exchange effects	$682,439	$30,173	5%	$652,266

Tinder Direct Revenue, as reported	$1,917,629	$123,162	7%	$1,794,467
Foreign exchange effects	22,160
Tinder Direct Revenue, excluding foreign exchange effects	$1,939,789	$145,322	8%	$1,794,467

Hinge Direct Revenue, as reported	$396,485	$112,817	40%	$283,668
Foreign exchange effects	832
Hinge Direct Revenue, excluding foreign exchange effects	$397,317	$113,649	40%	$283,668

MG Asia Direct Revenue, as reported	$302,591	$(19,123)	(6)%	$321,714
Foreign exchange effects	24,753
MG Asia Direct Revenue, excluding foreign exchange effects	$327,344	$5,630	2%	$321,714

E&E Direct Revenue, as reported	$691,426	$(38,946)	(5)%	$730,372
Foreign exchange effects	614
E&E Direct Revenue, excluding foreign exchange effects	$692,040	$(38,332)	(5)%	$730,372

	Years ended December 31,
	2023	$ Change	% Change	2022

RPP, as reported	$17.67	$1.70	11%	$15.97
Foreign exchange effects	0.26
RPP, excluding foreign exchange effects	$17.93	$1.96	12%	$15.97

Americas RPP, as reported	$19.18	$2.56	15%	$16.62
Foreign exchange effects	0.15
Americas RPP, excluding foreign exchange effects	$19.33	$2.71	16%	$16.62

Europe RPP, as reported	$17.43	$2.05	13%	$15.38
Foreign exchange effects	(0.33)
Europe RPP, excluding foreign exchange effects	$17.10	$1.72	11%	$15.38

APAC and Other RPP, as reported	$14.75	$(0.49)	(3)%	$15.24
Foreign exchange effects	1.22
APAC and Other RPP, excluding foreign exchange effects	$15.97	$0.73	5%	$15.24

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents:
United States	$647,177	$399,732
All other countries	215,263	172,663
Total cash and cash equivalents	862,440	572,395
Short-term investments	6,200	8,723
Total cash and cash equivalents and short-term investments	$868,640	$581,118

Long-term debt, net:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2026 Exchangeable Notes due June 15, 2026	575,000	575,000
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total long-term debt	3,875,000	3,875,000
Less: Unamortized original issue discount	3,479	4,366
Less: Unamortized debt issuance costs	29,279	34,908
Total long-term debt, net	$3,842,242	$3,835,726
Long-term Debt
For a detailed description of long-term debt, see “Note 7—Long-term Debt, net” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
Cash Flow Information
In summary, the Company’s cash flows from continuing operations are as follows:

	Years ended December 31,
	2023	2022	2021

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$896,791	$525,688	$912,499
Net cash used in investing activities attributable to continuing operations	(76,581)	(71,702)	(939,825)
Net cash (used in) provided by financing activities attributable to continuing operations	(534,068)	(689,173)	111,106
2023
Net cash provided by operating activities attributable to continuing operations in 2023 includes adjustments to earnings consisting primarily of $232.1 million of stock-based compensation expense; $61.8 million of depreciation; $47.7 million of impairments and amortization of intangibles; deferred income taxes of

$26.6 million; and other adjustments of $9.9 million, which includes amortization of deferred financing costs of $6.5 million. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $107.4 million primarily related to the timing of receipts and an increase in revenue from app stores, and a decrease in deferred revenue of $41.2 million as weekly subscriptions have increased. These decreases in cash were partially offset by an increase to working capital from other assets of $25.1 million.
Net cash used in investing activities attributable to continuing operations in 2023 consists primarily of capital expenditures of $67.4 million that are primarily related to internal development of software and computer hardware to support our services.
Net cash used in financing activities attributable to continuing operations in 2023 is primarily due to purchases of treasury stock of $546.2 million and payments of $5.9 million of withholding taxes paid on behalf of employees for net-settled stock-based awards. These uses of cash were partially offset by $19.9 million of proceeds from the issuance of common stock pursuant to stock-based awards.
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
Net cash used in financing activities attributable to continuing operations in 2022 is primarily due to purchases of treasury stock of $482.0 million, payments of $176.3 million to settle the outstanding 2022 Exchangeable Notes, payments of $109.3 million of withholding taxes paid on behalf of employees for net-settled stock-based awards, purchases of non-controlling interests for $10.6 million, and payments of $7.5 million to settle outstanding warrants associated with the 2022 Exchangeable Notes. These uses of cash were partially offset by proceeds of $75.9 million related to the settlement of certain note hedges associated with the 2022 Exchangeable Notes, and $20.5 million of proceeds from the issuance of common stock pursuant to stock-based awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. At December 31, 2023, $749.6 million was available under the Credit Facility that expires on February 13, 2025.
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
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2024 cash capital expenditures will be between $55 million and $65 million, relatively flat to 2023 cash capital expenditures.

We have entered into various purchase commitments, primarily consisting of web hosting services that are currently committed through December 2026. Our obligations under these various purchase commitments, which were impacted by usage rates in 2023, are $103.2 million for 2024, $85.0 million for 2025, and $14.2 million for 2026.
The Company does not have any off-balance sheet arrangements at December 31, 2023, other than those described above.
In May 2022, our Board of Directors approved a share repurchase program (the “2022 Share Repurchase Program”) to repurchase up to 12.5 million shares of our common stock. On April 28, 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock, which replaced the 2022 Share Repurchase Program. During the year ended December 31, 2023, we repurchased 13.5 million shares for $546.2 million, on a trade date basis, under the 2022 and 2023 Share Repurchase Programs.
On January 30, 2024, the Board of Directors of the Company approved a new share repurchase program (the “2024 Share Repurchase Program”) for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock. The 2024 Share Repurchase Program replaces the 2023 Share Repurchase Program. Under the 2024 Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The 2024 Share Repurchase Program may be commenced, suspended or discontinued at any time.
At December 31, 2023, all of the Company’s international cash can be repatriated without significant tax consequences.
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
Business Combinations
Acquisitions have historically been an important part of our growth strategy. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company’s largest asset with a carrying value of $2.3 billion at each of December 31, 2023 and 2022, representing 52% and 56%, respectively, of the Company’s total assets. Indefinite-lived intangible assets, which consist of certain of the Company’s acquired trade names and trademarks, have a carrying value of $183.1 million and $189.0 million at December 31, 2023 and 2022, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative test, which would require a valuation of the reporting unit, as of October 1. If needed, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded. The 2023 and 2022 annual assessments did not identify any goodwill impairments.
The Company has a negative carrying value for the Company’s annual goodwill test at both October 1, 2023 and 2022. Additionally, an impairment test of goodwill was not necessary because there were no factors identified that would indicate an impairment loss. The Company continued to have a negative carrying value at December 31, 2023.
The Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values. For certain indefinite-lived intangible assets, for which the fair value as of the most recent assessment date significantly exceeded the carrying value, the Company performed a qualitative impairment assessment as of October 1, 2023 and concluded that it was more likely than not that the fair values of those indefinite-lived intangible assets continued to exceed the carrying values. For assets in which a quantitative assessment is performed, the Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty discounted cash flow (“DCF”) valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the specific trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed at least annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s quantitative assessments as part of the annual indefinite-lived impairment assessment ranged from 15% to 18% in 2023 and 12% to 16% in 2022, and the royalty rates used ranged from 3% to 8% in both 2023 and 2022.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. During the year ended December 31, 2022, the Company recognized impairment charges of $244.3 million related to the Azar and Hakuna brands at Hyperconnect, $43.9 million related to the Meetic and Match brands in Europe, and $5.5 million related to certain affinity brands in the U.S. These impairments were primarily due to a decline in projections related to a lower outlook for the businesses at that time, including foreign currency impacts in certain of Hyperconnect’s key markets, as well as the use of increased discount rates as a result of an increase in risk-free rates and overall market volatility in general.
At December 31, 2023 and December 31, 2022, the aggregate indefinite-lived intangible asset balance for which the estimate of fair value at that time was less than 110% of their carrying values was approximately $76.5 million and $84.3 million, respectively.
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
Recoverability and Estimated Useful Lives of Definite-lived Intangible Assets
We review the carrying value of all definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a definite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the definite-lived intangible asset exceeds its fair value. In addition, the Company reviews the useful lives of its definite-lived intangible assets whenever events or changes in circumstances indicate that these lives may be changed. During the year ended December 31, 2022, the Company recognized an impairment charge related to Hyperconnect intangible assets with definitive lives of $25.8 million, which is included within impairment and amortization of intangibles. The carrying value of definite-lived intangible assets was $122.7 million and $168.7 million, at December 31, 2023 and 2022, respectively.
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
Stock-Based Compensation
The Company recorded stock-based compensation expense of $232.1 million and $203.9 million for the years ended December 31, 2023 and 2022, respectively.
Accounting for stock-based compensation at the Company is often complex due to our desire to attract, retain, and reward employees at many of our brands by allowing them to benefit from the value they help to create. We also utilize stock-based awards as part of our acquisition strategy. We accomplish these objectives, in part, by issuing awards denominated in the equity of our non-public subsidiaries as well as in Match Group, Inc. We further refine this approach by tailoring the terms of awards as appropriate. For example, we issue certain awards with vesting conditioned on the achievement of specified performance targets such as revenue or profits; these awards are referred to as performance awards. In other cases, we condition the vesting of awards to the achievement of value targets for a specific subsidiary or the Company’s stock price; these awards are referred to as market-based awards.
The Company issues RSUs and performance-based RSUs (“PSUs”). The value of RSUs with vesting subject only to continued service is based on the fair value of Match Group common stock on the grant date. The value of RSUs that include a market condition is based on fair value estimated using a lattice model. The value of RSUs is expensed as stock-based compensation expense over the applicable vesting term. For PSU awards, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.
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
At December 31, 2023, the Company’s outstanding long-term debt was $3.9 billion, of which $3.5 billion consists of Senior Notes and Exchangeable Senior Notes that bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed-rate debt will exceed those on debt based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $141.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. At December 31, 2023, the $425 million Term Loan bore interest at a variable rate, Adjusted Term SOFR plus 1.75%. At December 31, 2023, the rate in effect was 7.27%. If Adjusted Rate SOFR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Term Loan would increase or decrease, respectively, by $4.3 million based upon the outstanding balance and rate in effect at December 31, 2023.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions in Europe and Asia. As a result, we are exposed to foreign exchange risk related to certain currencies, primarily the Euro, British Pound (“GBP”), Japanese Yen (“JPY”), Turkish Lira (“TRY”), and Argentine Peso (“ARS”).
For the years ended December 31, 2023, 2022 and 2021, international revenue accounted for 54%, 55% and 54%, respectively, of our consolidated revenue. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro and GBP exchange rates strengthened against the U.S. Dollar by 3% and 1%, respectively, in 2023 compared to 2022. The average JPY, TRY, and ARS exchange rates weakened against the U.S. Dollar by 6%, 30%, and 56%, respectively, in 2023 compared to 2022. Foreign currency exchange rate changes during the years ended December 31, 2023 and 2022 negatively impacted revenue by $48.5 million and $207.9 million, respectively, or 1% and 7% of total revenue for each respective year. See “Non-GAAP Financial Measures” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Revenue excluding foreign exchange effects and a reconciliation of Revenue to Revenue excluding foreign exchange effects.
Foreign currency exchange losses included in the Company’s earnings for the years ended December 31, 2023, 2022 and 2021 are $7.9 million, $2.0 million and $1.8 million, respectively.
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

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Match Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
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

Revenue Recorded in a Highly Automated Environment
Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company’s revenue is primarily derived directly from users for recurring subscriptions to branded services. Revenue is also earned from the purchase of à la carte features by users, which is recognized based on usage. Direct Revenue, which includes revenue from subscriptions and à la carte features, was $3.3 billion for the year ended December 31, 2023. The Company’s Direct Revenue is based on contractual terms with the Company’s customers and is comprised of a significant volume of low-dollar transactions. The Company’s process to record Direct Revenue, including the determination and calculation of the revenue to be recognized each period, is highly automated within the Company’s information technology (“IT”) systems that are principally proprietary.
Given the complexity of the IT systems involved, auditing Direct Revenue for certain brands required a significant extent of effort and increased involvement of professionals with expertise in IT to identify, test, and evaluate the Company’s relevant systems and automated controls to record Direct Revenue.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls related to the recording and accounting for Direct Revenue for certain brands. With the involvement of IT professionals, we identified the relevant systems used by the Company to calculate and record Direct Revenue and the related deferred revenue. Where applicable, we tested the IT general controls over those systems, including testing of user access controls, change management controls, and IT operations controls as well as certain automated application controls related to the recording of Direct Revenue and the related deferred revenue at period end. We also tested the Company’s controls to address the completeness and accuracy of transaction data.
Our audit procedures related to the Company’s Direct Revenue also included, among other procedures, recalculating the amount of revenue recognized during the period for a sample of transactions based on the terms of the arrangement and the satisfaction of the underlying performance obligation, testing the accuracy of key transaction data for a sample of transactions to contractual terms, reconciling gross transactions to cash collected, testing the calculation of Direct Revenue and the related deferred revenue performed within the Company’s IT systems to the amount recorded in the general ledger, and performing procedures related to revenue cut-off.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
New York, New York
February 23, 2024

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2023	2022

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$862,440	$572,395
Short-term investments	6,200	8,723
Accounts receivable, net of allowance of $603 and $387, respectively	298,648	191,940
Other current assets	104,023	109,327
Total current assets	1,271,311	882,385
Property and equipment, net	194,525	176,136
Goodwill	2,342,612	2,348,366
Intangible assets, net	305,746	357,747
Deferred income taxes	259,803	276,947
Other non-current assets	133,889	141,183
TOTAL ASSETS	$4,507,886	$4,182,764
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$13,187	$13,699
Deferred revenue	211,282	252,718
Accrued expenses and other current liabilities	307,299	289,937
Total current liabilities	531,768	556,354
Long-term debt, net	3,842,242	3,835,726
Income taxes payable	24,860	13,282
Deferred income taxes	26,302	32,631
Other long-term liabilities	101,787	103,652

Redeemable noncontrolling interests	—	—

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 289,631,352 and 286,817,375 shares issued; and 268,890,470 and 279,625,364 outstanding at December 31, 2023 and December 31, 2022, respectively	290	287
Additional paid-in capital	8,529,200	8,273,637
Retained deficit	(7,131,029)	(7,782,568)
Accumulated other comprehensive loss	(385,471)	(369,182)
Treasury stock; 20,740,882 and 7,192,011 shares, respectively	(1,032,538)	(482,049)
Total Match Group, Inc. shareholders’ equity	(19,548)	(359,875)
Noncontrolling interests	475	994
Total shareholders’ equity	(19,073)	(358,881)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,507,886	$4,182,764
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2023	2022	2021

	(In thousands, except per share data)
Revenue	$3,364,504	$3,188,843	$2,983,277
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	954,014	959,963	839,308
Selling and marketing expense	586,262	534,517	566,459
General and administrative expense	413,609	435,868	414,821
Product development expense	384,185	333,639	241,049
Depreciation	61,807	43,594	41,402
Impairments and amortization of intangibles	47,731	366,257	28,559
Total operating costs and expenses	2,447,608	2,673,838	2,131,598
Operating income	916,896	515,005	851,679
Interest expense	(159,887)	(145,547)	(130,493)
Other income (expense), net	19,772	8,033	(465,038)
Earnings from continuing operations, before tax	776,781	377,491	256,148
Income tax (provision) benefit	(125,309)	(15,361)	19,897
Net earnings from continuing operations	651,472	362,130	276,045
(Loss) earnings from discontinued operations, net of tax	—	(2,211)	509
Net earnings	651,472	359,919	276,554
Net loss attributable to noncontrolling interests	67	2,027	1,169
Net earnings attributable to Match Group, Inc. shareholders	$651,539	$361,946	$277,723

Net earnings per share from continuing operations:
Basic	$2.36	$1.29	$1.01
Diluted	$2.26	$1.25	$0.93

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$2.36	$1.28	$1.01
Diluted	$2.26	$1.24	$0.93

Stock-based compensation expense by function:
Cost of revenue	$5,934	$5,903	$5,554
Selling and marketing expense	9,730	7,608	7,941
General and administrative expense	98,510	106,133	81,420
Product development expense	117,925	84,236	51,901
Total stock-based compensation expense	$232,099	$203,880	$146,816
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Net earnings	$651,472	$359,919	$276,554
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(16,279)	(146,361)	(142,608)
Total other comprehensive loss	(16,279)	(146,361)	(142,608)
Comprehensive income	635,193	213,558	133,946
Comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	67	2,027	1,169
Change in foreign currency translation adjustment attributable to noncontrolling interests	(10)	933	308
Comprehensive loss attributable to noncontrolling interests	57	2,960	1,477
Comprehensive income attributable to Match Group, Inc. shareholders	$635,250	$216,518	$135,423
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2023, 2022, and 2021

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2020	$640	$267	267,329	$7,089,007	$(8,422,237)	$(81,454)	$(1,414,417)	$1,042	$(1,413,375)
Net (loss) earnings for the year ended December 31, 2021	(2,047)	—	—	—	277,723	—	277,723	878	278,601
Other comprehensive loss, net of tax	—	—	—	—	—	(142,300)	(142,300)	(308)	(142,608)
Stock-based compensation expense	—	—	—	153,692	—	—	153,692	—	153,692
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	5	4,678	42,709	—	—	42,714	—	42,714
Issuance of common stock for the acquisition of Hyperconnect	—	6	5,929	890,845	—	—	890,851	—	890,851
Adjustment of redeemable noncontrolling interests to fair value	2,667	—	—	(2,667)	—	—	(2,667)	—	(2,667)
Adjustment to noncontrolling interests related to business acquisition	—	—	—	(1,835)	—	—	(1,835)	1,835	—
Purchase of noncontrolling interest	—	—	—	943	—	—	943	(2,571)	(1,628)
Noncontrolling interests created by the exercise of subsidiary denominated equity award	—	—	—	(7,102)	—	—	(7,102)	7,361	259
Settlement and exercises of note hedges and warrants	—	—	—	246,842	—	—	246,842	—	246,842
Settlement and exchanges of 2022 Exchangeable Notes	—	5	5,534	(238,777)	—	—	(238,772)	—	(238,772)
Other	—	—	—	(9,441)	—	—	(9,441)	(310)	(9,751)
Balance as of December 31, 2021	$1,260	$283	283,470	$8,164,216	$(8,144,514)	$(223,754)	$(203,769)	$7,927	$(195,842)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2023, 2022, and 2021 (continued)

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2021	$1,260	$283	283,470	$8,164,216	$(8,144,514)	$(223,754)	$—	$(203,769)	$7,927	$(195,842)
Net (loss) earnings for the year ended December 31, 2022	(2,661)	—	—	—	361,946	—	—	361,946	634	362,580
Other comprehensive loss, net of tax	—	—	—	—	—	(145,428)	—	(145,428)	(933)	(146,361)
Stock-based compensation expense	—	—	—	214,437	—	—	—	214,437	—	214,437
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	4	3,347	(88,774)	—	—	—	(88,770)	—	(88,770)
Purchase of treasury stock	—	—	—	—	—	—	(482,049)	(482,049)	—	(482,049)
Adjustment of redeemable noncontrolling interests to fair value	1,401	—	—	(1,401)	—	—	—	(1,401)	—	(1,401)
Adjustment of noncontrolling interests to fair value	—	—	—	(16,215)	—	—	—	(16,215)	16,215	—
Purchase of noncontrolling interest	—	—	—	6,791	—	—	—	6,791	(23,693)	(16,902)
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	(844)	—	—	—	(844)	844	—
Settlement and exercises of note hedges and warrants	—	—	—	(7,116)	—	—	—	(7,116)	—	(7,116)
Other	—	—	—	2,543	—	—	—	2,543	—	2,543
Balance as of December 31, 2022	$—	$287	286,817	$8,273,637	$(7,782,568)	$(369,182)	$(482,049)	$(359,875)	$994	$(358,881)
Net (loss) earnings for the year ended December 31, 2023	(184)	—	—	—	651,539	—	—	651,539	117	651,656
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(16,289)	—	(16,289)	10	(16,279)
Stock-based compensation expense	—	—	—	243,826	—	—	—	243,826	—	243,826
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,814	13,980	—	—	—	13,983	—	13,983
Purchase of treasury stock	—	—	—	—	—	—	(550,489)	(550,489)	—	(550,489)
Purchase of redeemable noncontrolling interests	(295)	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	479	—	—	(479)	—	—	—	(479)	—	(479)
Adjustment of noncontrolling interests to fair value	—	—	—	(2,100)	—	—	—	(2,100)	2,100	—
Purchase of noncontrolling interest	—	—	—	753	—	—	—	753	(3,157)	(2,404)
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	(411)	—	—	—	(411)	411	—
Other	—	—	—	(6)	—	—	—	(6)	—	(6)
Balance as of December 31, 2023	$—	$290	289,631	$8,529,200	$(7,131,029)	$(385,471)	$(1,032,538)	$(19,548)	$475	$(19,073)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$651,472	$359,919	$276,554
Add back: loss (earnings) from discontinued operations, net of tax	—	2,211	(509)
Net earnings from continuing operations	651,472	362,130	276,045
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	232,099	203,880	146,816
Depreciation	61,807	43,594	41,402
Impairments and amortization of intangibles	47,731	366,257	28,559
Deferred income taxes	26,612	(29,953)	(57,969)
Other adjustments, net	9,932	6,998	27,690
Changes in assets and liabilities
Accounts receivable	(107,412)	(6,669)	(34,021)
Other assets	25,055	59,584	1,743
Accounts payable and other liabilities	(5,961)	(472,610)	458,757
Income taxes payable and receivable	(3,337)	(1,054)	(2,854)
Deferred revenue	(41,207)	(6,469)	26,331
Net cash provided by operating activities attributable to continuing operations	896,791	525,688	912,499
Cash flows from investing activities attributable to continuing operations:
Cash used in business combinations, net of cash acquired	(11,567)	(25,681)	(859,905)
Capital expenditures	(67,412)	(49,125)	(79,971)
Other, net	2,398	3,104	51
Net cash used in investing activities attributable to continuing operations	(76,581)	(71,702)	(939,825)
Cash flows from financing activities attributable to continuing operations:
Proceeds from Senior Notes offerings	—	—	500,000
Payments to settle exchangeable notes	—	(176,310)	(630,658)
Proceeds from the settlement of exchangeable note hedges	—	75,864	1,089,592
Payments to settle warrants related to exchangeable notes	—	(7,482)	(882,187)
Debt issuance costs	—	—	(7,124)
Proceeds from issuance of common stock pursuant to stock-based awards	19,916	20,485	58,424
Withholding taxes paid on behalf of employees on net settled stock-based awards	(5,933)	(109,256)	(15,726)
Purchase of treasury stock	(546,198)	(482,049)	—
Purchase of noncontrolling interests	(1,872)	(10,554)	(1,473)
Other, net	19	129	258
Net cash (used in) provided by financing activities attributable to continuing operations	(534,068)	(689,173)	111,106
Total cash provided by (used in) continuing operations	286,142	(235,187)	83,780
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,782	(7,809)	(7,570)
Net increase (decrease) in cash, cash equivalents, and restricted cash	289,924	(242,996)	76,210
Cash, cash equivalents, and restricted cash at beginning of period	572,516	815,512	739,302
Cash, cash equivalents, and restricted cash at end of period	$862,440	$572,516	$815,512

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Match Group, Inc., through its portfolio companies, is a leading provider of digital technologies designed to help people make meaningful connections. Our global portfolio of brands includes Tinder®, Hinge®, Match®, Meetic®, OkCupid®, Pairs™, Plenty Of Fish®, Azar®, BLK®, and more, each built to increase our users’ likelihood of connecting with others. Through our trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world. Match Group has one operating segment, Connections, which is managed as a portfolio of brands.
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
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board’s (“FASB”) equity securities guidance, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer, the value of which is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income (expense), net.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s revenue is primarily derived directly from users in the form of recurring subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, generally all purchases are final and nonrefundable. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period, which generally ranges from one week to six months. Revenue is also earned from online advertising, the purchase of à la carte features, and offline events. Online advertising revenue is recognized when an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue associated with offline events is recognized when each event occurs.
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
For contracts that have an original duration of one year or less, the Company does not consider the time value of money.
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
During the years ended December 31, 2023 and 2022, the Company recognized expense of $646.7 million and $622.5 million, respectively, related to the amortization of these costs. The contract asset balances at December 31, 2023, 2022, and 2021 related to costs to obtain a contract are $33.1 million, $38.2 million, and $41.7 million, respectively, included in “Other current assets” in the accompanying consolidated balance sheet.
Accounts Receivables, Net of Allowance for Credit Losses and Revenue Reserves
The majority of our users purchase our services through mobile app stores. At December 31, 2023, two mobile app stores accounted for approximately 79% and 8%, respectively, of our gross accounts receivables. The comparable amounts at December 31, 2022 were 70% and 12%, respectively. We evaluate the credit worthiness of these two mobile app stores on an ongoing basis and do not require collateral from these entities. We generally collect these balances between 30 and 45 days following the purchase. Payments made directly through our applications are processed by third-party payment processors. We generally collect these balances

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
within 3 to 5 days following the purchase. The Company also maintains allowances to reserve for potential credits issued to users or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balances are $211.3 million, $252.7 million, and $262.1 million at December 31, 2023, 2022, and 2021, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $252.7 million and $262.1 million of revenue that was included in the deferred revenue balance as of December 31, 2022 and 2021, respectively. At December 31, 2023 and 2022, there is no non-current portion of deferred revenue.
Disaggregation of Revenue
The following table presents disaggregated revenue:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Direct Revenue:
Americas	$1,744,586	$1,629,069	$1,512,057
Europe	933,413	848,886	821,827
APAC and Other	630,132	652,266	588,987
Total Direct Revenue	3,308,131	3,130,221	2,922,871
Indirect Revenue (principally advertising revenue)	56,373	58,622	60,406
Total Revenue	$3,364,504	$3,188,843	$2,983,277

Direct Revenue
Tinder	$1,917,629	$1,794,467	$1,649,757
Hinge	396,485	283,668	196,538
Match Group Asia	302,591	321,714	268,642
Evergreen & Emerging	691,426	730,372	807,934
Total Direct Revenue	$3,308,131	$3,130,221	$2,922,871
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of (i) AAA rated government money market funds and (ii) time deposits. Internationally, cash equivalents primarily consist of (i) time deposits and (ii) money market funds.

MATCH GROUP, INC. AND SUBSIDIARIES
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $85.5 million and $72.6 million at December 31, 2023 and 2022, respectively.
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
The Company had a negative carrying value for the Company’s annual goodwill test at both October 1, 2023 and 2022. Additionally, an impairment test of goodwill was not necessary because there were no factors identified that would indicate an impairment loss. The Company continued to have a negative carrying value at December 31, 2023.
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
The Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values. For certain indefinite-lived intangible assets, for which the fair value as of the most recent assessment date significantly exceeded the carrying value,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the Company performed a qualitative impairment assessment as of October 1, 2023 and concluded that it was more likely than not that the fair values of those indefinite-lived intangible assets continued to exceed the carrying values. For assets in which a quantitative assessment is performed, the Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty discounted cash flow (“DCF”) valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the specific trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed at least annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s quantitative assessments as part of the annual indefinite-lived impairment assessment ranged from 15% to 18% in 2023 and 12% to 16% in 2022, and the royalty rates used ranged from 3% to 8% in both 2023 and 2022.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. During the year ended December 31, 2022, the Company recognized impairment charges of $244.3 million related to the Azar and Hakuna brands at Hyperconnect, $43.9 million related to the Meetic and Match brands in Europe, and $5.5 million related to certain affinity brands in the U.S., all of which are included within “impairment and amortization of intangibles” in the consolidated statement of operations. At December 31, 2023 and 2022, the aggregate indefinite-lived intangible asset balance for which the estimate of fair value was less than 110% of carrying values was approximately $76.5 million and $84.3 million, respectively.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and social media sites, and offline marketing. Advertising expense is $519.6 million, $474.9 million and $510.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
component of “other (expense) income, net.” See “Note 16—Consolidated Financial Statement Details” for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive loss into earnings. There were no such gains or losses for the years ended December 31, 2023, 2022 and 2021.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See “Note 11—Stock-based Compensation” for a discussion of the Company’s stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the consolidated subsidiaries of the Company are ordinarily reported on the consolidated balance sheet within shareholders’ equity, separately from the Company’s equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders’ equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders’ equity in the accompanying consolidated balance sheet. At December 31, 2023, there are no redeemable noncontrolling interest outstanding.
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests, or allow the Company to acquire such interests, at fair value. These put and call arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counterparty at various future dates. One of these arrangements was exercised during the year ended December 31, 2023. These put arrangements are exercisable by the counterparty outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2023, 2022, and 2021, the Company recorded adjustments of $0.5 million, $1.4 million, and $2.7 million, respectively, to increase these interests to fair value. Fair value determinations, which are level 3 assessments, require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
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
Recent Accounting Pronouncements
Accounting pronouncements not yet adopted by the Company
In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The additional disclosures required in ASU No. 2023-07 also apply to entities with only one segment. Additionally, ASU No. 2023-07 requires the disclosure of the title and position of the Chief Operating Decision Maker. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect ASU No.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2023-07 to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.
In December 2023, the FASB issued ASU No. 2023-09, which focuses on the income tax rate reconciliation and income taxes paid. ASU No. 2023-09 requires a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold on an annual basis. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU No. 2023-09 disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect ASU No. 2023-09 to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
U.S. and foreign earnings (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
U.S.	$708,333	$651,406	$184,835
Foreign	68,448	(273,915)	71,313
Total	$776,781	$377,491	$256,148
The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Current income tax provision:
Federal	$54,523	$5,703	$15
State	16,136	4,069	3,192
Foreign	28,038	35,542	34,865
Current income tax provision	98,697	45,314	38,072
Deferred income tax provision (benefit):
Federal	33,267	76,185	(32,723)
State	(669)	6,076	(18,627)
Foreign	(5,986)	(112,214)	(6,619)
Deferred income tax provision (benefit)	26,612	(29,953)	(57,969)
Income tax provision (benefit)	$125,309	$15,361	$(19,897)
On December 15, 2022, the European Union (“EU”) Member State formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% as established by the Organization for Economic Cooperation and Development Pillar Two Framework (“OECD Pillar Two Framework”). The EU effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
future. The Company is continuing to evaluate the potential impact on future periods of the OECD Pillar Two Framework.
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is primarily related to deferred tax assets for foreign net operating losses.

	December 31,
	2023	2022

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$177,740	$60,143
Tax credit carryforwards	89,737	137,481
Disallowed interest carryforwards	31,531	64,463
Capitalized research expenses	89,979	49,113
Stock-based compensation	27,448	20,653
Accrued expenses	21,382	17,871
Exchangeable notes	36,891	44,585
Other	34,822	25,340
Total deferred tax assets	509,530	419,649
Less valuation allowance	(159,675)	(71,132)
Net deferred tax assets	349,855	348,517
Deferred tax liabilities:
Intangible assets	(65,349)	(76,169)
Right-of-use assets	(22,657)	(16,125)
Property and equipment	(22,738)	(11,239)
Other	(5,610)	(668)
Total deferred tax liabilities	(116,354)	(104,201)
Net deferred tax assets	$233,501	$244,316
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
At December 31, 2023, the Company has federal and state net operating losses (“NOLs”) of $8.3 million and $125.1 million, respectively. If not utilized, $2.0 million of the federal NOLs can be carried forward indefinitely, and $6.3 million will expire at various times between 2033 and 2037. Of the state NOLs, $2.0 million can be carried forward indefinitely and $123.1 million will expire at various times between 2024 and 2042. Federal and state NOLs of $2.0 million and $113.3 million, respectively, can be used against future taxable income without restriction and the remaining NOLs are subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2023, the Company has foreign NOLs of $681.5 million available to offset future income. Of these foreign NOLs, $133.3 million can be carried forward indefinitely and $548.2 million will expire at various times between 2024 and 2043. Foreign NOLs of $560.7 million can be used against future taxable income without restriction and the remaining NOLs are subject to limitation under each respective taxing jurisdiction’s law. During 2023, the Company recognized tax benefits related to NOLs of $4.8 million. At December 31, 2023, the Company has federal and foreign disallowed interest carryforwards of $97.7 million and $37.6 million, respectively, that can be carried forward indefinitely and can be used against future taxable income.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2023, the Company has tax credit carryforwards of $106.2 million. Of this amount, $59.6 million relates to federal, state, and foreign tax credits for research activities, of which $6.5 million will expire at various times between 2030 and 2043. Our credit carryforwards also include $41.5 million of domestic foreign tax credits, which will expire at various times between 2024 and 2033. The Company has $2.7 million of foreign tax credits in the United Kingdom that may be carried forward indefinitely. Additionally, the Company has $2.4 million of other credits, primarily consisting of foreign employment tax credits which expire at various times between 2030 and 2032.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence, including, to the extent applicable, the nature, frequency, and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience.
During the year ended December 31, 2023, we recorded an $88.5 million net increase to the valuation allowance, which included an increase of $127.5 million primarily related to foreign losses and other attributes and a decrease of $39.0 million primarily related to U.S. foreign tax credits and state NOLs. At December 31, 2023, the Company had a valuation allowance of $159.7 million related to the portion of NOLs, credits, and other deferred tax assets for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Income tax provision at the federal statutory rate of 21%	$163,124	$79,273	$53,791
State income taxes, net of effect of federal tax benefit	17,345	16,953	4,530
Stock-based compensation	30,614	(30,440)	(63,751)
Research credits	(10,373)	(12,611)	(25,830)
Foreign-derived intangible income deduction	(40,296)	(12,646)	—
Change in valuation allowance	(39,015)	(22,621)	8,523
Foreign income taxed at a different statutory rate	6,680	(4,104)	5,808
Withholding taxes	891	8,922	1,057
Change in uncertain tax positions	(5,804)	(10,694)	(948)
Other, net	2,143	3,329	(3,077)
Income tax provision (benefit)	$125,309	$15,361	$(19,897)
The 2023 income tax provision benefited primarily from (i) the release of a valuation allowance associated with U.S. foreign tax credits that we now expect to utilize, (ii) a lower tax rate on U.S. income derived from foreign sources, and (iii) the generation of federal and state research credits. These benefits were partially offset by state income taxes and nondeductible stock-based compensation.
The 2022 income tax provision benefited primarily from (i) excess tax benefits generated by the exercise and vesting of stock-based awards, (ii) the release of a valuation allowance on certain foreign deferred tax assets that we now expect to utilize, (iii) favorable outcomes of tax audits, and (iv) a lower tax rate on U.S. income derived from foreign sources. The benefits were partially offset by higher state income taxes due to higher taxable income in the U.S. The 2021 income tax provision benefited primarily from (i) excess tax benefits generated by the exercise and vesting of stock-based awards and (ii) research credits.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2023	2022	2021

	(In thousands)
Balance at January 1	$43,340	$50,830	$45,624
Additions based on tax positions related to the current year	7,397	5,781	8,107
Additions for tax positions of prior years	4,532	1,938	1,353
Reductions for tax positions of prior years	(615)	(12,287)	(1,028)
Settlements	(852)	(2,139)	(2,348)
Expiration of applicable statute of limitations	(8,755)	(783)	(878)
Balance at December 31	$45,047	$43,340	$50,830
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Our income tax provision for each of the years ended December 31, 2023, 2022, and 2021, includes a decrease of interest and penalties of $0.3 million, respectively. At December 31, 2023 and 2022, noncurrent income taxes payable include accrued interest and penalties of $0.9 million and $1.2 million, respectively.
Match Group is routinely under audit by federal, state, local, and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for years through December 31, 2019, and the statute of limitations for years 2013 through 2019 has expired as of December 31, 2023. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2014. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At December 31, 2023 and 2022, unrecognized tax benefits, including interest, were $45.8 million and $44.2 million, respectively. If unrecognized tax benefits at December 31, 2023 are subsequently recognized, $41.0 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2022 was $31.3 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $13.8 million by December 31, 2024, primarily due to settlements and expirations of statutes of limitations.
Generally, our ability to distribute the $215.3 million cash and cash equivalents held by our foreign subsidiaries at December 31, 2023 is limited to that subsidiary’s distributable reserves and after considering other corporate legal restrictions. The remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is indefinitely reinvested, and the determination of any deferred tax liability on this amount is not practicable.
NOTE 4—DISCONTINUED OPERATIONS
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
As a result of the Separation, the operations of Former IAC businesses other than Match Group, and the related income tax effects in subsequent years, are presented as discontinued operations.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The key components of (loss) earnings from discontinued operations for the years ended December 31, 2022, and 2021 consist of the following:

	Years Ended December 31,
	2022	2021

	(In thousands)
Income tax (provision) benefit	$(2,211)	$509
(Loss) earnings from discontinued operations	$(2,211)	$509
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, are as follows:

	December 31,
	2023	2022

	(In thousands)
Goodwill	$2,342,612	$2,348,366
Intangible assets with indefinite lives	183,053	189,006
Intangible assets with definite lives, net	122,693	168,741
Total goodwill and intangible assets, net	$2,648,358	$2,706,113
The following table presents the balance of goodwill, including the changes in the carrying value of goodwill, for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022

	(In thousands)
Balance at January 1	$2,348,366	$2,411,996
Additions	12,525	27,086
Foreign Exchange Translation	(18,279)	(90,716)
Balance at December 31	$2,342,612	$2,348,366
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2023 and 2022, intangible assets with definite lives are as follows:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Customer lists	$120,764	$(65,596)	$55,168	5.0
Patent and technology	65,443	(45,863)	19,580	4.7
Trade names	57,955	(10,010)	47,945	7.8
Other	20	(20)	—	—
Total	$244,182	$(121,489)	$122,693	6.0

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Customer lists	$123,531	$(41,866)	$81,665	4.9
Patent and technology	66,754	(33,778)	32,976	4.5
Trade names	56,594	(2,503)	54,091	7.7
Other	22	(13)	9	2.0
Total	$246,901	$(78,160)	$168,741	5.7
At December 31, 2023, amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
2024	$42,386
2025	35,799
2026	18,253
2027	7,968
2028 and thereafter	18,287
Total	$122,693
NOTE 6—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At December 31, 2023 and 2022, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $14.3 million and $14.2 million, respectively, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held as of December 31, 2023 were $2.1 million. For both the years ended December 31, 2023 and 2022, there were no adjustments, either downward or upward, to the carrying value of equity securities without readily determinable fair values.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2023
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$125,659	$—	$125,659
Time deposits	—	75,000	75,000
Short-term investments:
Time deposits	—	6,200	6,200
Total	$125,659	$81,200	$206,859

	December 31, 2022
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$77,150	$—	$77,150
Time deposits	—	25,593	25,593
Short-term investments:
Time deposits	—	8,723	8,723
Total	$77,150	$34,316	$111,466
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a)(b)	$(3,842,242)	$(3,586,177)	$(3,835,726)	$(3,407,391)
______________________
(a)At December 31, 2023 and 2022, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $32.8 million and $39.3 million, respectively.
(b)At December 31, 2023, the fair value of the outstanding 2026 Exchangeable Notes and 2030 Exchangeable Notes is $517.2 million and $500.3 million, respectively. At December 31, 2022, the fair value of the outstanding 2026 Exchangeable Notes and 2030 Exchangeable Notes is $514.4 million, and $499.7 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2023 and 2022, the fair value of long-term debt, net is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 7—LONG-TERM DEBT, NET
Long-term debt, net consists of:

	December 31,
	2023	2022

	(In thousands)
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1 commencing on April 1, 2022	500,000	500,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total long-term debt	3,875,000	3,875,000
Less: Unamortized original issue discount	3,479	4,366
Less: Unamortized debt issuance costs	29,279	34,908
Total long-term debt, net	$3,842,242	$3,835,726
The following diagram illustrates where debt is held in our corporate structure as of December 31, 2023.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facility and Term Loan
MG Holdings II is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for the Credit Facility and the Term Loan. Effective June 30, 2023, we entered into an amendment to replace the contractual LIBOR rate with a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”) for future repricing events under the Credit Facility or Term Loan and new borrowings.
The Credit Facility has a borrowing capacity of $750 million and matures on February 13, 2025. At both December 31, 2023 and 2022, there were no outstanding borrowings, $0.4 million in outstanding letters of credit, and $749.6 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of December 31, 2023. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or Adjusted Term SOFR, in each case plus an applicable margin, based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both December 31, 2023 and 2022, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at Adjusted Term SOFR plus 1.75%, which was 7.27% at December 31, 2023. At December 31, 2022, the Term Loan bore interest at LIBOR plus 1.75%, which was 6.49%. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Credit Agreement.
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
Senior Notes
The 3.625% Senior Notes were issued on October 4, 2021. The proceeds from these notes were used to redeem a portion of the then outstanding 0.875% Exchangeable Senior Notes due October 1, 2022 (the “2022 Exchangeable Notes”) and for general corporate purposes. At any time prior to October 1, 2026, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest to the applicable redemption date:

Beginning October 1,	Percentage
2026	101.813%
2027	101.208%
2028	100.604%
2029 and thereafter	100.000%
The 4.625% Senior Notes were issued on May 19, 2020, and are currently redeemable. The proceeds from these notes were used to redeem then outstanding senior notes, to pay expenses associated with the offering, and for general corporate purposes. These notes may be redeemed at the redemption prices set forth below,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
together with accrued and unpaid interest to the applicable redemption date:

Beginning June 1,	Percentage
2023	102.313%
2024	101.156%
2025 and thereafter	100.000%
The 4.125% Senior Notes were issued on February 11, 2020. The proceeds from these notes were used to fund a portion of the distribution by Former Match Group that was payable in connection with the Separation. At any time prior to May 1, 2025, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest to the applicable redemption date:

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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. At December 31, 2023, there were no limitations pursuant thereto. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge, or sell substantially all of their assets. The indentures

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indentures governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets.
The Senior Notes all rank equally in right of payment.
Exchangeable Notes
During 2019, Match Group FinanceCo 2, Inc. and Match Group FinanceCo 3, Inc., direct, wholly-owned subsidiaries of the Company, issued $575.0 million aggregate principal amount of 2026 Exchangeable Notes and $575.0 million aggregate principal amount of 2030 Exchangeable Notes, respectively.
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
On or after the respective exchangeable dates noted in the table above, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their Exchangeable Notes regardless of the foregoing conditions. Upon exchange, the issuer, in its sole discretion, has the option to settle the Exchangeable Notes with any of the three following alternatives: (1) shares of the Company’s common stock, (2) cash, or (3) a combination of cash and shares of the Company's common stock. It is the Company’s intention to settle the Exchangeable Notes with cash equal to the face amount of the notes upon exchange. Any dilution arising from the 2026 and 2030 Exchangeable Notes would be mitigated by the 2026 and 2030 Exchangeable Notes Hedges (defined below), respectively.
There were not any 2026 or 2030 Exchangeable Notes presented for exchange during the years ended December 31, 2023 and 2022. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of December 31, 2023.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At both December 31, 2023 and December 31, 2022, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on December 31, 2023 and December 31, 2022, respectively.
Additionally, all or any portion of the 2026 Exchangeable Notes and 2030 Exchangeable Notes may be redeemed for cash, at the respective issuer’s option, at any time and on or after June 20, 2023 and July 20, 2026, respectively, if the last reported sale price of the Company’s common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the notice of redemption is provided, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the applicable issuer provides notice of redemption, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The following table sets forth the components of the outstanding Exchangeable Notes as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$575,000	$575,000	$575,000	$575,000
Less: unamortized debt issuance costs	3,976	6,630	5,562	7,645
Net carrying value included in long-term debt, net	$571,024	$568,370	$569,438	$567,355
The following table sets forth interest expense recognized related to the Exchangeable Notes for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$5,031	$11,500
Amortization of debt issuance costs	1,586	1,015
Total interest expense recognized	$6,617	$12,515

	Year Ended December 31, 2022
	2022 Exchangeable Notes(a)	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$366	$5,031	$11,500
Amortization of debt issuance costs	401	1,568	993
Total interest expense recognized	$767	$6,599	$12,493

	Year Ended December 31, 2021
	2022 Exchangeable Notes(a)	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$3,525	$5,031	$11,500
Amortization of debt issuance costs	2,939	1,570	989
Total interest expense recognized	$6,464	$6,601	$12,489

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
______________________
(a)The outstanding balance of the 2022 Exchangeable Notes was fully redeemed during the year ended December 31, 2022.
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
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at December 31, 2023:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Hedges	6.6	$87.52
2030 Exchangeable Notes Hedges	6.8	$84.22

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Warrants	6.6	$134.76
2030 Exchangeable Notes Warrants	6.8	$134.82
______________________
(a)Subject to adjustment upon the occurrence of specified events.
Long-term debt maturities

Years Ending December 31,	(In thousands)
2026	$575,000
2027	875,000
2028	500,000
2029	350,000
2030	1,075,000
2031	500,000
Total	3,875,000
Less: Unamortized original issue discount	3,479
Less: Unamortized debt issuance costs	29,279
Total long-term debt, net	$3,842,242

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Reserved Common Shares
In connection with equity compensation plans, the Exchangeable Notes, and warrants, 64.5 million shares of Match Group common stock are reserved at December 31, 2023.
Common Stock Repurchases
In May 2022, our Board of Directors approved a shares repurchase program (the “2022 Share Repurchase Program”) to repurchase up to 12.5 million shares of our common stock. In April 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock, which replaced the 2022 Share Repurchase Program. On January 30, 2024, the Board of Directors of the Company approved a new share repurchase program of up to $1.0 billion in aggregate value of shares of Match Group stock (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program replaces the 2023 Share Repurchase Program.
During the years ended December 31, 2023 and 2022, we repurchased 13.5 million and 7.2 million shares of our common stock, respectively, for aggregate consideration, on a trade date basis, of $546.2 million and $482.0 million, respectively. No repurchases were made during 2021.
Preferred Stock
The Company has authorized 100,000,000 shares, $0.01 par value per share, of preferred stock. No shares have been issued under this authorization.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss. For the years ended December 31, 2023, 2022, and 2021, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Balance at January 1	$(369,182)	$(223,754)	$(81,454)
Other comprehensive loss	(16,289)	(145,428)	(142,300)
Balance at December 31	$(385,471)	$(369,182)	$(223,754)
At December 31, 2023, 2022, and 2021, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Years Ended December 31,
	2023		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$651,472	$651,472	$362,130	$362,130	$276,045	$276,045
Net loss attributable to noncontrolling interests	67	67	2,027	2,027	1,169	1,169
Impact from subsidiaries' dilutive securities of continuing operations	—	(81)	—	(222)	—	(993)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	12,684	—	4,151	—	6,616
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$651,539	$664,142	$364,157	$368,086	$277,214	$282,837

Net (loss) earnings from discontinued operations attributable to shareholders	—	—	(2,211)	(2,211)	509	509
Net earnings attributable to Match Group, Inc. shareholders	$651,539	$664,142	$361,946	$365,875	$277,723	$283,346

Denominator
Weighted average basic shares outstanding	275,773	275,773	282,564	282,564	275,004	275,004
Dilutive securities(b)(c)	—	4,114	—	5,020	—	13,866
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	7,631	—	15,970
Denominator for earnings per share—weighted average shares(b)(c)	275,773	293,284	282,564	295,215	275,004	304,840

Earnings (loss) per share:
Earnings per share from continuing operations	$2.36	$2.26	$1.29	$1.25	$1.01	$0.93
(Loss) earnings per share from discontinued operations, net of tax	$—	$—	$(0.01)	$(0.01)	$0.00	$0.00
Earnings per share attributable to Match Group, Inc. shareholders	$2.36	$2.26	$1.28	$1.24	$1.01	$0.93
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the year ended December 31, 2023, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes. For the years ended December 31, 2022 and 2021, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022 and 2026 Exchangeable Notes and dilutive

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
shares were included for the same set of notes. For the years ended December 31, 2022 and 2021, the 2030 Exchangeable Notes were not more dilutive under the if-converted method and therefore no adjustment to net earnings attributable to Match Group, Inc. for cash interest expense related to the 2030 Exchangeable Notes was made for those years, and the weighted average 6.8 million shares related to the 2030 Exchangeable Notes are excluded from dilutive securities for both years.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the years ended December 31, 2023, 2022, and 2021, 15.9 million, 16.0 million, and 0.9 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2023, 2022, and 2021, 3.2 million, 1.6 million, and 1.0 million market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 11—STOCK-BASED COMPENSATION
The Company currently has three active stock and annual incentive plans; two Former Match Group plans were assumed as part of the Separation (the 2015 and 2017 plans) and another plan was approved by shareholders on June 25, 2020 (the 2020 plan). The 2015 and 2017 plans (i) cover stock options to acquire shares of Match Group common stock, restricted stock units (“RSUs”), PSUs, and stock settled stock appreciation rights denominated in the equity of certain of our subsidiaries, in each case with respect to awards granted by the Company as well as awards previously granted by Former Match Group prior to the Separation, and (ii) provide for the future grant of equity awards by the Company. The 2015 and 2017 plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2023, there were 20.3 million shares available for the future grant of equity awards under the 2015 and 2017 plans collectively. The 2020 plan covers options previously granted by Former IAC that converted into Match Group options as a result of the Separation. No additional grants can be made from the 2020 plan.
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
Stock-based compensation expense recognized in the consolidated statement of operations includes expense related to the Company’s stock options, RSUs, market-based awards, PSUs for which vesting is considered probable, and equity instruments denominated in shares of subsidiaries. The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2023, there is $367.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all outstanding equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.0 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2023, 2022, and 2021 related to all stock-based compensation is $16.3 million, $72.5 million and $95.1 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2023, 2022, and 2021 is $3.2 million, $53.5 million, and $53.8 million, respectively.
Stock Options
Stock options outstanding at December 31, 2023 and changes during the year ended December 31, 2023 are as follows:

	December 31, 2023
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2023	3,711	$21.13
Exercised	(581)	22.92
Expired and forfeited	(14)	20.81
Outstanding and exercisable at December 31, 2023	3,116	$20.80	3.1	$51,694
The aggregate intrinsic value in the table above represents the difference between Match Group’s closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had option holders exercised their options on December 31, 2023. The total intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 is $13.7 million and $54.5 million, respectively. Cash received from Match Group stock option exercises for the years ended December 31, 2023, 2022, and 2021 was $19.9 million, $20.5 million, and $58.4 million, respectively.
Restricted Stock Units, Performance-Based Stock Units, and Market-Based Awards
RSUs, PSUs, and market-based awards are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of Match Group common stock. For market-based awards, the grant date fair value was estimated using a lattice model that incorporates a Monte Carlo simulation of the Company’s total shareholder return relative to companies within the Nasdaq 100 Index over various performance periods. Each RSU, PSU, and market-based award grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting conditions where certain performance targets set at the time of grant must be achieved before an award vests. The number of market-based awards that ultimately vest is based on a valuation of a wholly-owned business or the Company’s market performance relative to certain other publicly-traded companies. For RSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term. For PSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unvested RSUs, PSUs, and market-based awards outstanding at December 31, 2023 and changes during the year ended December 31, 2023 are as follows:

	RSUs		PSUs		Market-based awards
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value

	(Shares in thousands)
Unvested at January 1, 2023	4,657	$101.69	152	$138.96	1,406	$145.32
Granted	5,327	41.45	2,126	40.75	1,258	53.67
Vested	(1,899)	97.42	—	—	—	—
Forfeited	(753)	74.86	(131)	75.87	(312)	157.48
Unvested at December 31, 2023	7,332	$61.79	2,147	$45.58	2,352	$94.67
______________________
(a)Represents the maximum shares issuable.
The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2023 and 2022, based on market prices of Match Group’s common stock on the grant date, was $41.25 and $95.22, respectively. The total fair value of RSUs that vested during the years ended December 31, 2023 and 2022 was $185.0 million and $129.0 million, respectively. No PSUs vested during the year ended December 31, 2023. The total fair value of PSUs that vested during the year ended December 31, 2022 was $16.3 million.
There were 1.3 million and 0.8 million market-based awards granted during the years ended December 31, 2023 and 2022, respectively. The vesting of the awards granted in 2023 and 2022 are dependent upon the Company’s total shareholder return relative to companies within the Nasdaq 100 Index over various performance periods. No market-based awards vested during the year ended December 31, 2023. The total fair value of market-based awards that vested during the year ended December 31, 2022 was $1.9 million.
Equity Instruments Denominated in Shares of Certain Subsidiaries
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees of those subsidiaries. These equity awards vest over a specified period of time or upon the occurrence of certain specified events. The value of the stock settled stock appreciation rights is based on the equity value of these subsidiaries. Accordingly, these awards only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. The fair value of the common stock of these subsidiaries is generally determined through a third-party valuation pursuant to the terms of the respective subsidiary equity plan. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares of Match Group common stock with a total value equal to the intrinsic value of the award at exercise. The number of shares of Match Group common stock ultimately needed to settle these awards may vary significantly from the estimated number below as a result of movements in our stock price and/or a determination of fair value of the relevant subsidiary that differs from our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. At December 31, 2023, the number of shares of Match Group common stock that would be required to settle these awards at estimated fair values, including vested and unvested awards, net of an assumed 50% withholding tax, is 0.9 million shares. The withholding taxes, which would be paid by the Company on behalf of the employees at exercise, required to settle the vested and unvested awards at estimated fair values on December 31, 2023 is $34.6 million assuming a 50% withholding tax rate. The corresponding number of shares and withholding tax amount as of December 31, 2022 were 0.7 million shares and $27.9 million.
Employee Stock Purchase Plan
The Match Group, Inc. 2021 Global Employee Stock Purchase Plan (the "ESPP") was approved by the Company’s shareholders on June 15, 2021. Under the ESPP, eligible employees may purchase the Company’s common stock at a 15% discount of the lower of the market price of our common stock on the date of

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
commencement of the applicable offering period or on the last day of the applicable six-month purchase period, subject to certain purchase limits.
Under the ESPP, employees purchased 0.3 million shares at a weighted average price per share of $27.22 during the year ended December 31, 2023. At December 31, 2023, there were 2.4 million shares available for future issuance under the ESPP. At December 31, 2023, there is $1.0 million of unrecognized compensation cost, net of estimated forfeitures, related to the ESPP, which is expected to be recognized over a weighted average period of approximately 0.5 years.
Capitalization of Stock-Based Compensation
For the years ended December 31, 2023, 2022 and 2021, $11.7 million, $10.6 million, and $6.4 million, respectively, of stock-based compensation was capitalized related to the development of internal use software.
Modifications of awards
During the years ended December 31, 2023, 2022, and 2021, the Company modified certain equity awards and recognized modification charges in continuing operations of $1.8 million, $14.6 million, and $10.2 million, respectively, impacting fewer than 30 employees in any given year.
NOTE 12—GEOGRAPHIC INFORMATION
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Revenue
United States	$1,541,012	$1,450,702	$1,362,658
All other countries	1,823,492	1,738,141	1,620,619
Total	$3,364,504	$3,188,843	$2,983,277
The United States is the only country from which revenue is greater than 10 percent of total revenue.

	December 31,
	2023	2022

	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$143,502	$142,297
South Korea	23,708	18,854
All other countries	27,315	14,985
Total	$194,525	$176,136
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

Leases	Balance Sheet Classification	December 31, 2023	December 31, 2022

		(In thousands)
Assets:
Right-of-use assets	Other non-current assets	$95,660	$93,661

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$16,389	$14,495
Long-term lease liabilities	Other long-term liabilities	98,475	97,410
Total lease liabilities		$114,864	$111,905

Lease Cost	Income Statement Classification	Year Ended December 31, 2023	Year Ended December 31, 2022

		(In thousands)
Fixed lease cost	Cost of revenue	$1,567	$1,618
Fixed lease cost	General and administrative expense	20,485	22,356
Total fixed lease cost(a)		22,052	23,974

Variable lease cost	Cost of revenue	880	682
Variable lease cost	General and administrative expense	3,175	2,383
Total variable lease cost		4,055	3,065
Net lease cost		$26,107	$27,039
______________________
(a)Includes approximately $1.5 million and $2.6 million of short-term lease cost, and $0.5 million and $0.3 million of sublease income, for the years ended December 31, 2023 and December 31, 2022, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of lease liabilities as of December 31, 2023(a):

(In thousands)
2024	$21,710
2025	19,771
2026	16,688
2027	13,632
2028	12,964
After 2028	51,231
Total	135,996
Less: Interest	(19,682)
Less: Tenant improvement receivables	(1,450)
Present value of lease liabilities	$114,864
______________________
(a)Operating lease payments exclude $28.1 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate:

	December 31, 2023	December 31, 2022
Remaining lease term	8.1 years	9.1 years
Discount rate	3.76%	3.54%

	Year Ended December 31, 2023	Year Ended December 31, 2022

	(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$14,799	$10,431
Cash paid for amounts included in the measurement of lease liabilities	$21,188	$20,318
NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has funding commitments in the form of purchase obligations and surety bonds. The purchase obligations are $103.2 million for 2024, $85.0 million for 2025, and $14.2 million for 2026, for a total of $202.4 million in purchase obligations. The purchase obligations primarily relate to web hosting service commitments. Letters of credit and surety bonds totaling $0.5 million are currently outstanding as of December 31, 2023.
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
Pursuant to the Transaction Agreement entered into in connection with the Separation, we have agreed to indemnify IAC for matters relating to any business of Former Match Group, including indemnifying IAC for costs related to the matters described below.
The official names of legal proceedings in the descriptions below (shown in italics) reflect the original names of the parties when the proceedings were filed as opposed to the current names of the parties following the separation of Match Group and IAC.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against Former Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. On September 11, 2023, both parties filed motions for summary judgment. Our consolidated financial statements do not reflect any provision for a loss with respect to this matter, as we do not believe there is a probable likelihood of an unfavorable outcome. Further, we do not believe that there is a reasonable possibility of an exposure to loss that would be material to our business. We believe we have strong defenses to the FTC’s claims regarding Match.com’s practices, policies, and procedures and will continue to defend vigorously against them.
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”) notifying us that the DPC had commenced an inquiry examining Tinder’s compliance with the EU’s General Data Protection Regulation (“GDPR”), focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. On January 8, 2024, the DPC provided us with a preliminary draft decision alleging that certain of Tinder’s access and retention policies, largely relating to protecting the safety and privacy of Tinder’s users, violate GDPR requirements. Our response to the preliminary draft decision is due by March 15, 2024. Our consolidated financial statements do not reflect any provision for a loss with respect to this matter, as we do not believe there is a probable likelihood of an unfavorable outcome. However, based on the preliminary draft decision and giving due consideration to the uncertainties inherent in this process, there is at least a reasonable possibility of an exposure to loss, which could be anywhere between a nominal amount and $60 million, which we do not believe would be material to our business. We believe we have strong defenses to these claims and will defend vigorously against them.
NOTE 15—BENEFIT PLANS
Pursuant to the Match Group Retirement Savings Plan (the “Match Group Plan”), employees are eligible to participate in a retirement savings plan sponsored by the Company in the United States, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 75% of their pre-tax earnings, but not more than statutory limits. The employer match under the Match Group Plan is 100% of the first 10% of a participant’s eligible earnings up to $10,000, subject to IRS limits on the Company’s matching contribution that a participant contributes to the Match Group Plan.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Matching contributions under the plans for the years ended December 31, 2023, 2022, and 2021 were $14.0 million, $13.5 million and $10.9 million, respectively. The increase in matching contributions is primarily due to increased headcount.
Matching contributions are invested in the same manner that each participant’s voluntary contributions are invested under the respective plans.
Internationally, Match Group also has or participates in various benefit plans, primarily defined contribution plans. The Company’s contributions for these plans for the years ended December 31, 2023, 2022 and 2021 were $6.4 million, $6.2 million, and $5.4 million, respectively.
NOTE 16—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2023	2022

	(In thousands)
Other current assets:
Prepaid expenses	$46,433	$45,089
Capitalized mobile app fees	33,122	38,185
Other	24,468	26,053
Other current assets	$104,023	$109,327

	December 31,
	2023	2022

	(In thousands)
Property and equipment, net:
Computer equipment and capitalized software	$275,398	$180,410
Buildings and building improvements	67,019	67,139
Leasehold improvements	53,163	45,371
Land	11,565	11,565
Furniture and other equipment	17,148	20,861
Projects in progress	19,455	49,199
	443,748	374,545
Accumulated depreciation and amortization	(249,223)	(198,409)
Property and equipment, net	$194,525	$176,136

	December 31,
	2023	2022

	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$103,336	$90,098
Accrued advertising expense	59,639	49,509
Accrued non-income taxes	34,216	38,017
Accrued interest expense	30,184	30,148
Other	79,924	82,165
Accrued expenses and other current liabilities	$307,299	$289,937

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Other income (expense), net	$19,772	$8,033	$(465,038)
Other income, net, in 2023 includes interest income of $26.8 million, partially offset by $7.9 million in net foreign currency losses.
Other income, net, in 2022 includes interest income of $4.4 million, gains of $3.5 million related to finalization of a legal settlement, and gains of $2.7 million related to mark-to-market adjustments pertaining to liability classified equity instruments; partially offset by $2.0 million in net foreign currency losses.
Other expense, net, in 2021 includes a $441.0 million loss related to the former Tinder employee litigation settlement, a $14.6 million loss related to the changes in fair value of an embedded derivative arising from the repurchase of a portion of the 2022 Exchangeable Notes, a $5.2 million inducement expense arising from the repurchased 2022 Exchangeable Notes, and $1.8 million in net foreign currency losses; partially offset by $2.4 million of gains on the net settlement of the note hedges and warrants.
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	December 31,
	2023	2022	2021	2020

	(In thousands)
Cash and cash equivalents	$862,440	$572,395	$815,384	$739,164
Restricted cash included in other current assets	—	121	128	138
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flow	$862,440	$572,516	$815,512	$739,302
Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cash paid (received) during the year for:
Interest	$152,481	$138,045	$117,528
Income tax payments	$110,428	$60,026	$54,766
Income tax refunds	$(8,394)	$(13,658)	$(13,840)
Noncash issuance of common stock for the acquisition of Hyperconnect	$—	$—	$890,851

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2023, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), Match Group management, including the CEO and the CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Match Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Match Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 23, 2024

Item 9B.    Other Information
Insider Trading Arrangements
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated by reference to Match Group’s definitive Proxy Statement to be used in connection with its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
Directors, Executive Officers and Corporate Governance
The information required by Item 401 of Regulation S-K relating to directors and executive officers of Match Group is set forth in the sections entitled “Information Concerning Director Nominees and Other Board Members” and “Information Concerning Match Group Executive Officers Who Are Not Directors,” respectively, in the 2024 Proxy Statement. The information required by Item 406 of Regulation S-K relating to Match Group’s Code of Ethics is set forth under the caption “Item 1—Business–Additional information—Code of ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2024 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled “Executive Compensation” and “Director Compensation” in the 2024 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of Match Group common stock required by Item 403 of Regulation S-K and securities authorized for issuance under Match Group’s various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Match Group required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of Match Group’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to Match Group by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Match Group, Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2023 and 2022.
Consolidated Statement of Operations for the Years Ended December 31, 2023, 2022, and 2021.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2023, 2022, and 2021.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2023, 2022, and 2021.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021.
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

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1*	Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC	8-K	000-20570	2.1	12/20/2019
2.2*	Amendment, dated as of April 28, 2020, to the Transaction Agreement by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC	8-K	000-20570	2.1	4/28/2020
2.3*	Amendment No. 2 to Transaction Agreement, dated as of June 22, 2020, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC	8-K	000-20570	2.1	6/22/2020
2.4	Share Purchase Agreement, dated as of February 10, 2021, by and among the Company, the Buyer and the Sellers	8-K	001-34148	2.1	2/10/2021
2.5	Amendment and Supplement No. 1 to Share Purchase Agreement, dated as of June 17, 2021, by and among Sellers’ Representatives, the Buyer and the Company	10-Q	001-34148	2.1	8/6/2021
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	000-20570	3.1	8/12/2005
3.2	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActive Corp (Former IAC)	8-K	001-34148	3.1	8/22/2008
3.3	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.4	7/1/2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.5	7/1/2020
3.5	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.6	7/1/2020
3.6	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.7	7/1/2020
3.7	Certificate of Elimination, with respect to the Series 1 Mandatory Exchangeable Preferred Stock	8-K	001-34148	3.5	7/2/2020
3.8	Certificate of Elimination, with respect to the Series 2 Mandatory Exchangeable Preferred Stock	8-K	001-34148	3.6	7/2/2020
3.9	Certificate of Elimination, with respect to the Series A Cumulative Preferred Stock	8-K	001-34148	3.7	7/2/2020
3.10	Certificate of Elimination, with respect to the Series B Cumulative Preferred Stock	8-K	001-34148	3.8	7/2/2020
3.11	Certificate of Elimination, with respect to the Series C Cumulative Preferred Stock.	8-K	001-34148	3.9	7/2/2020
3.12	Certificate of Elimination, with respect to the Series D Cumulative Preferred Stock	8-K	001-34148	3.10	7/2/2020
3.13	Fourth Amended and Restated By-Laws of Match Group, Inc.	8-K	001-34148	3.2	12/12/2023
4.1	Description of Securities					†
4.2	Specimen Stock Certificate of Match Group Inc.	S-4/A	333-236420	4.3	4/28/2020
4.3	Indenture for 0.875% Senior Exchangeable Notes due 2026, dated as of May 28, 2019, among IAC FinanceCo 2, Inc., IAC/InterActiveCorp (Former IAC) and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.)	8-K	000-20570	4.1	5/28/2019

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.4	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 2, Inc., Match Group, Inc. and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.), relating to the 0.875% Senior Exchangeable Notes due 2026	8-K	001-34148	4.5	7/2/2020
4.5	Indenture for 2.00% Senior Exchangeable Notes due 2030, dated as of May 28, 2019, among IAC FinanceCo 3, Inc., IAC/InterActiveCorp (Former IAC) and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.)	8-K	000-20570	4.2	5/28/2019
4.6	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 3, Inc., Match Group, Inc. and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.), relating to the 2.00% Senior Exchangeable Notes due 2030	8-K	001-34148	4.7	7/2/2020
4.7	Indenture, dated December 4, 2017, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	12/4/2017
4.8	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 5.000% Senior Notes due 2027	8-K	001-34148	4.9	7/2/2020
4.9	Indenture, dated May 19, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	5/20/2020
4.10	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 4.625% Senior Notes due 2028	8-K	001-34148	4.11	7/2/2020
4.11	Indenture, dated as of February 15, 2019, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A. as Trustee	8-K	001-37636	4.1	2/15/2019
4.12	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 5.625% Senior Notes due 2029	8-K	001-34148	4.13	7/2/2020
4.13	Indenture, dated as of February 11, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	2/11/2020
4.14	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 4.125% Senior Notes due 2030	8-K	001-34148	4.15	7/2/2020
4.15	Indenture, dated as of October 4, 2021, between Match Group Holdings II, LLC and U.S. Bank National Association, as trustee	8-K	001-34148	4.1	10/5/2021
10.1	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp (Former IAC) and IAC Holdings, Inc.	8-K	001-34148	10.3	7/2/2020
10.2	Match Group, Inc. 2020 Stock and Annual Incentive Plan (1)	S-4/A	333-236420	Annex F	4/28/2020
10.3	Match Group, Inc. (Former Match Group) Amended and Restated 2017 Stock and Annual Incentive Plan (1)	8-K	001-37636	10.1	6/21/2018
10.4	First Amendment to Match Group, Inc. (Former Match Group) Amended and Restated 2017 Stock and Annual Incentive Plan (1)	8-K	001-34148	10.5	7/2/2020
10.5	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. (Former Match Group) 2017 Stock and Annual Incentive Plan (1)	10-Q	001-37636	10.1	11/9/2017

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.6	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. (Former Match Group) 2017 Stock and Annual Incentive Plan (1)	10-Q	001-37636	10.2	11/9/2017
10.7	Form of Terms and Conditions for Performance-based Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan (1)	10-Q	001-34148	10.2	5/7/2021
10.8	2022 Form of Award Agreement for Performance-based Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-34148	10.1	5/6/2022
10.9	2022 Form of Award Agreement for Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-34148	10.2	5/6/2022
10.10	Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	8-K	001-37636	10.5	11/24/2015
10.11	First Amendment to Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	10-Q	001-37636	10.1	8/4/2017
10.12	Second Amendment to Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	8-K	001-34148	10.10	7/2/2020
10.13	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	10-K	001-37636	10.7	2/28/2017
10.14	Match Group, Inc. 2021 Global Employee Stock Purchase Plan (1)	10-Q	001-34148	10.2	8/6/2021
10.15	Employment Agreement, dated as of May 3, 2022, between Match Group, Inc. and Bernard Kim.(1)	10-Q	001-34148	10.1	8/5/2022
10.16	Employment Agreement between Sharmistha Dubey and Match Group, Inc. (Former Match Group) dated as of February 13, 2020 (1)	8-K/A	001-37636	10.1	2/20/2020
10.17	Assignment of Employment Agreement among Sharmistha Dubey, Match Group, Inc. and Valentine Merger Sub LLC, dated as of June 30, 2020 (1)	8-K	001-34148	10.14	7/2/2020
10.18	Amended and Restated Employment Agreement, dated as of June 9, 2022, between Match Group, Inc. and Gary Swidler.(1)	8-K	001-34148	10.1	6/10/2022
10.19	First Amendment to Amended and Restated Employment Agreement, dated as of January 26, 2023, between Match Group, Inc. and Gary Swidler.(1)	8-K	001-34148	10.1	1/26/2023
10.20	Employment Agreement between Jared Sine and Match Group, Inc. (Former Match Group) dated as of August 8, 2018 (1)	8-K	001-37636	10.2	8/14/2018
10.21	Assignment of Employment Agreement among Jared Sine, Match Group, Inc. and Valentine Merger Sub LLC, dated as of June 30, 2020 (1)	8-K	001-34148	10.19	7/2/2020
10.22	Summary of Non-Employee Director Compensation Arrangements (1)	10-K	001-34148	10.25	2/24/2022
10.23	2020 Match Group, Inc. Deferred Compensation Plan for Non-Employee Directors (1)	8-K	001-34148	10.1	10/27/2020
10.24	Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	10-K	001-37636	10.11	3/28/2016

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.25	Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	001-37636	10.1	12/8/2016
10.26	Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	001-37636	10.1	8/17/2017
10.27	Amendment No. 5 dated as of December 7, 2018 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, and as further amended as of August 14, 2017, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-37636	10.1	12/13/2018
10.28	Amendment No. 6 dated as of February 13, 2020 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017 and as further amended as of December 7, 2018, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-37636	10.1	2/20/2020
10.29	Joinder and Reaffirmation Agreement, dated as June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, to the Credit Agreement, dated as of November 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, as amended	8-K	001-34148	10.25	7/2/2020
10.30	Amendment No. 7 dated as of March 26, 2021 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017, as further amended as of December 17, 2018 and as further amended as of February 13, 2020, among Match Group Holdings II, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-34148	10.1	3/31/2021
10.31	Amendment No. 8 dated as of June 21, 2023 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017, as further amended as of December 17, 2018, as further amended as of February 13, 2020 and as further amended as of March 26, 2021, among Match Group Holdings II, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	10-Q	001-34148	10.1	8/3/2023
21.1	Subsidiaries of the Registrant as of December 31, 2023					†
23.1	Consent of Ernst & Young LLP.					†

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
97.1	Match Group, Inc. Compensation Recoupment Policy					†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

February 23, 2024	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2024:

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
Alan G. Spoon

Schedule II
MATCH GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period

	(In thousands)
2023
Allowance for credit losses	$387	$368	(a)	$(151)		$(1)	(d)	$603
Deferred tax valuation allowance	71,132	127,700	(b)	(142)	(f)	(39,015)	(g)	159,675
Other reserves	6,563							7,466
2022
Allowance for credit losses	$281	$109	(a)	$(2)		$(1)	(d)	$387
Deferred tax valuation allowance	86,071	8,458	(e)	(776)	(f)	(22,621)		71,132
Other reserves	8,499							6,563
2021
Allowance for doubtful accounts	$286	$43	(a)	$(2)		$(46)	(d)	$281
Deferred tax valuation allowance	71,090	15,969	(e)	(988)	(c)	—		86,071
Other reserves	3,380							8,499
______________________
(a)Additions to the allowance for credit losses and doubtful accounts are charged to expense, net of the recovery of previous year expenses, if any.
(b)Additions to the deferred tax valuation allowance are primarily related to certain foreign net operating losses.
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
(g)Deductions to the deferred tax valuation allowance are primarily related to U.S. foreign tax credits and state NOLs that we now expect to be able to utilize.