Form 10-Q
period 2024-03-31
Match Group, Inc.
filed 2024-05-08
CIK 891103

As filed with the Securities and Exchange Commission on May 8, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2024
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of May 3, 2024, there were 265,668,115 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31, 2024	December 31, 2023

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$914,929	$862,440
Short-term investments	5,938	6,200
Accounts receivable, net of allowance of $603 and $603, respectively	225,129	298,648
Other current assets	103,879	104,023
Total current assets	1,249,875	1,271,311
Property and equipment, net of accumulated depreciation and amortization of $262,841 and $249,223, respectively	187,749	194,525
Goodwill	2,286,283	2,342,612
Intangible assets, net of accumulated amortization of $127,200 and $121,489, respectively	287,527	305,746
Deferred income taxes	249,660	259,803
Other non-current assets	142,359	133,889
TOTAL ASSETS	$4,403,453	$4,507,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$21,193	$13,187
Deferred revenue	198,543	211,282
Accrued expenses and other current liabilities	299,154	307,299
Total current liabilities	518,890	531,768
Long-term debt, net	3,843,901	3,842,242
Income taxes payable	24,658	24,860
Deferred income taxes	22,072	26,302
Other long-term liabilities	101,604	101,787

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 291,894,753 and 289,631,352 shares issued; and 265,536,852 and 268,890,470 outstanding at March 31, 2024 and December 31, 2023, respectively	292	290
Additional paid-in capital	8,585,987	8,529,200
Retained deficit	(7,007,831)	(7,131,029)
Accumulated other comprehensive loss	(454,933)	(385,471)
Treasury stock; 26,357,901 and 20,740,882 shares, respectively	(1,231,325)	(1,032,538)
Total Match Group, Inc. shareholders’ equity	(107,810)	(19,548)
Noncontrolling interests	138	475
Total shareholders’ equity	(107,672)	(19,073)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,403,453	$4,507,886
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2024	2023

	(In thousands, except per share data)
Revenue	$859,647	$787,124
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	256,742	240,010
Selling and marketing expense	165,301	137,359
General and administrative expense	106,241	90,611
Product development expense	115,737	98,186
Depreciation	20,521	10,552
Amortization of intangibles	10,367	12,117
Total operating costs and expenses	674,909	588,835
Operating income	184,738	198,289
Interest expense	(40,353)	(39,351)
Other income, net	9,474	3,392
Earnings before income taxes	153,859	162,330
Income tax provision	(30,625)	(41,639)
Net earnings	123,234	120,691
Net (earnings) loss attributable to noncontrolling interests	(36)	118
Net earnings attributable to Match Group, Inc. shareholders	$123,198	$120,809

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.46	$0.43
Diluted	$0.44	$0.42

Stock-based compensation expense by function:
Cost of revenue	$1,711	$1,317
Selling and marketing expense	2,838	1,913
General and administrative expense	24,211	13,117
Product development expense	35,060	25,216
Total stock-based compensation expense	$63,820	$41,563

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net earnings	$123,234	$120,691
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(69,498)	(34,444)
Total other comprehensive loss	(69,498)	(34,444)
Comprehensive income	53,736	86,247
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(36)	118
Change in foreign currency translation adjustment attributable to noncontrolling interests	36	3
Comprehensive loss attributable to noncontrolling interests	—	121
Comprehensive income attributable to Match Group, Inc. shareholders	$53,736	$86,368
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2024

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of December 31, 2023	$290	289,631	$8,529,200	$(7,131,029)	$(385,471)	$(1,032,538)	$(19,548)	$475	$(19,073)
Net earnings for the three months ended March 31, 2024	—	—	—	123,198	—	—	123,198	36	123,234
Other comprehensive loss, net of tax	—	—	—	—	(69,462)	—	(69,462)	(36)	(69,498)
Stock-based compensation expense	—	—	65,726	—	—	—	65,726	—	65,726
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	2	2,264	(8,338)	—	—	—	(8,336)	—	(8,336)
Purchase of noncontrolling interest	—	—	397	—	—	—	397	(1,465)	(1,068)
Purchase of treasury stock	—	—	—	—	—	(198,787)	(198,787)	—	(198,787)
Adjustment of noncontrolling interests to fair value	—	—	(996)	—	—	—	(996)	996	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	—	—	—	—	132	132
Other	—	—	(2)	—	—	—	(2)	—	(2)
Balance as of March 31, 2024	$292	291,895	$8,585,987	$(7,007,831)	$(454,933)	$(1,231,325)	$(107,810)	$138	$(107,672)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Three Months Ended March 31, 2023

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

				(In thousands)
Balance as of December 31, 2022	$—	$287	286,817	$8,273,637	$(7,782,568)	$(369,182)	$(482,049)	$(359,875)	$994	$(358,881)
Net (loss) earnings for the three months ended March 31, 2023	(184)	—	—	—	120,809	—	—	120,809	66	120,875
Other comprehensive loss, net of tax	—	—	—	—	—	(34,441)	—	(34,441)	(3)	(34,444)
Stock-based compensation expense	—	—	—	44,400	—	—	—	44,400	—	44,400
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,394	9,146	—	—	—	9,147	—	9,147
Adjustment of redeemable noncontrolling interests to fair value	184	—	—	(184)	—	—	—	(184)	—	(184)
Purchase of noncontrolling interest	—	—	—	734	—	—	—	734	(3,157)	(2,423)
Purchase of treasury stock	—	—	—	—	—	—	(113,006)	(113,006)	—	(113,006)
Adjustment of noncontrolling interests to fair value	—	—	—	(2,100)	—	—	—	(2,100)	2,100	—
Other	—	—	—	(2)	—	—	—	(2)	—	(2)
Balance as of March 31, 2023	$—	$288	288,211	$8,325,631	$(7,661,759)	$(403,623)	$(595,055)	$(334,518)	$—	$(334,518)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net earnings	$123,234	$120,691
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	63,820	41,563
Depreciation	20,521	10,552
Amortization of intangibles	10,367	12,117
Deferred income taxes	6,777	11,711
Other adjustments, net	3,585	2,237
Changes in assets and liabilities
Accounts receivable	71,674	(65,728)
Other assets	7,118	(1,282)
Accounts payable and other liabilities	(22,538)	(34,427)
Income taxes payable and receivable	11,051	19,788
Deferred revenue	(11,506)	3,165
Net cash provided by operating activities	284,103	120,387
Cash flows from investing activities:
Capital expenditures	(17,234)	(19,843)
Other, net	(8,814)	53
Net cash used in investing activities	(26,048)	(19,790)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to stock-based awards	1,255	11,198
Withholding taxes paid on behalf of employees on net settled stock-based awards	(9,591)	(2,051)
Purchase of treasury stock	(188,593)	(112,502)
Purchase of noncontrolling interests	(737)	(1,577)
Other, net	(1,953)	—
Net cash used in financing activities	(199,619)	(104,932)
Total cash provided (used)	58,436	(4,335)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,947)	1,820
Net increase (decrease) in cash, cash equivalents, and restricted cash	52,489	(2,515)
Cash, cash equivalents, and restricted cash at beginning of period	862,440	572,516
Cash, cash equivalents, and restricted cash at end of period	$914,929	$570,001
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
In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2023 was $211.3 million. During the three months ended March 31, 2024, the Company recognized $167.0 million of revenue that was included in the deferred revenue balance as of December 31, 2023. The current deferred revenue balance at March 31, 2024 is $198.5 million. At March 31, 2024 and December 31, 2023, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Direct Revenue:
Americas	$450,247	$405,927
Europe	239,359	212,516
APAC and Other	155,693	155,995
Total Direct Revenue	845,299	774,438
Indirect Revenue (principally advertising revenue)	14,348	12,686
Total Revenue	$859,647	$787,124

Direct Revenue:
Tinder	$481,487	$441,146
Hinge	123,753	82,753
Match Group Asia(a)	71,459	75,661
Evergreen & Emerging(b)	168,600	174,878
Total Direct Revenue	$845,299	$774,438
______________________
(a)Consists of the brands primarily focused on Asia and the Middle East including Pairs™ and Azar®.
(b)Consists primarily of the brands Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands.
Recent Accounting Pronouncements
Accounting pronouncements not yet adopted by the Company
In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The additional disclosures required in ASU No. 2023-07 also apply to entities with only one segment. Additionally, ASU No. 2023-07 requires the disclosure of the title and position of the Chief Operating Decision Maker. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect ASU No. 2023-07 to only impact our disclosures with no impacts to our results of operations, cash flows, or financial condition.
In December 2023, the FASB issued ASU No. 2023-09, which focuses on the income tax rate reconciliation and income taxes paid. ASU No. 2023-09 requires a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold on an annual basis. In addition, entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign, and by jurisdiction, if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU No. 2023-09

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect ASU No. 2023-09 to only impact our disclosures with no impacts to our results of operations, cash flows, or financial condition.
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
For the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of $30.6 million and $41.6 million, respectively. The effective tax rate for the three-month period in 2024 of 20% was lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources and the benefit realized upon the conclusion of certain state income tax audits. These decreases were partially offset by state income taxes, nondeductible stock-based compensation, and unfavorable tax adjustments upon the vesting of certain stock-based awards due to a lower stock price on the date the awards vested compared to the grant date fair value of such awards. The effective tax rate for the three month-period in 2023 of 26% was higher than the U.S. statutory federal rate primarily due to unfavorable tax adjustments upon the vesting of certain stock-based awards due to a lower stock price on the date the awards vested compared to the grant date fair value of such awards. This was partially offset by a lower rate on U.S. income derived from foreign sources.
Match Group is routinely under audit by federal, state, local, and foreign authorities in the area of income tax. These audits include a review of the timing and amount of income and deductions, and the allocation of such income and deductions among various tax jurisdictions. The Company is open to U.S. federal audit for tax years after December 31, 2019, and returns filed in various other jurisdictions are open to examination for tax years beginning with 2014. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At March 31, 2024 and December 31, 2023, unrecognized tax benefits, including interest and penalties, were $39.1 million and $45.8 million, respectively. If unrecognized tax benefits at March 31, 2024 are subsequently recognized, income tax expense would be reduced by $36.3 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2023 was $41.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.2 million by March 31, 2025 due to expirations of statutes of limitations, which would reduce the income tax provision.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended March 31, 2024 and 2023 were not material. At March 31, 2024 and December 31, 2023, noncurrent income taxes payable includes accrued interest and penalties of $0.6 million and $0.9 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At March 31, 2024 and December 31, 2023, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $19.3 million and $14.3 million, respectively, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through March 31, 2024 were $2.1 million. For both the three months ended March 31, 2024 and 2023, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of March 31, 2024 and December 31, 2023, the Company has elected the measurement alternative. For the three months ended March 31, 2024 and 2023, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2024
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$215,371	$—	$215,371
Time deposits	—	100,000	100,000
Short-term investments:
Time deposits	—	5,938	5,938
Total	$215,371	$105,938	$321,309

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	December 31, 2023
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$125,659	$—	$125,659
Time deposits	—	75,000	75,000
Short-term investments:
Time deposits	—	6,200	6,200
Total	$125,659	$81,200	$206,859
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
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a) (b)	$(3,843,901)	$(3,556,289)	$(3,842,242)	$(3,586,177)
______________________
(a)At March 31, 2024 and December 31, 2023, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $31.1 million and $32.8 million, respectively.
(b)At March 31, 2024, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes (described in “Note 4—Long-term Debt, net”) is $525.6 million and $495.6 million, respectively. At December 31, 2023, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes is $517.2 million and $500.3 million, respectively.
At March 31, 2024 and December 31, 2023, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	March 31, 2024	December 31, 2023

	(In thousands)
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1	500,000	500,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,875,000	3,875,000
Less: Unamortized original issue discount	3,252	3,479
Less: Unamortized debt issuance costs	27,847	29,279
Total long-term debt, net	$3,843,901	$3,842,242
______________________
(a)Subject to springing maturity, described below.
Credit Facility and Term Loan
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”), is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for the Credit Facility and the Term Loan.
On March 20, 2024, we entered into an amendment to reduce the borrowing availability under the Credit Facility from $750 million to $500 million and extend the maturity date of the Credit Facility. The maturity date of the Credit Facility is the earlier of (x) March 20, 2029 and (y) the date that is 91 days prior to the maturity date of the Term Loan or the existing senior notes due 2027, 2028, or 2029, or any new indebtedness used to refinance the Term Loan or such senior notes that matures prior to the date that is 91 days after March 20, 2029, in each case if and only if at least $250 million in aggregate principal amount of such debt is outstanding on such date.
At March 31, 2024 and December 31, 2023, the Credit Facility has a borrowing capacity of $500 million and $750 million, respectively. At both March 31, 2024 and December 31, 2023, there were no outstanding borrowings, and $0.4 million in outstanding letters of credit. At March 31, 2024 and December 31, 2023, there is $499.6 million and $749.6 million, respectively, of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of March 31, 2024. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus an applicable margin based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At both March 31, 2024 and December 31, 2023, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at Adjusted Term SOFR plus 1.75% and the applicable rate was 7.23% and 7.27% at March 31, 2024 and December 31, 2023, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.
The Credit Agreement includes covenants that would limit the ability of MG Holdings II to pay dividends, make distributions, or repurchase MG Holdings II’s stock in the event MG Holdings II’s consolidated net leverage ratio exceeds 4.25 to 1.0, or if an event of default has occurred. The Credit Agreement includes additional covenants that limit the ability of MG Holdings II and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain MG Holdings II wholly-owned domestic subsidiaries and are also secured by the stock of certain MG Holdings II domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility, rank equally with each other, and have priority over the Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at March 31, 2024. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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
No 2026 or 2030 Exchangeable Notes were presented for exchange during the three months ended March 31, 2024. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of March 31, 2024.
At both March 31, 2024 and December 31, 2023, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on March 31, 2024 and December 31, 2023, respectively.
Additionally, all or any portion of the 2026 Exchangeable Notes may be redeemed for cash, at the issuer’s option, at any time, and for the 2030 Exchangeable Notes on or after July 20, 2026, if the last reported sale price of the Company’s common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
the date on which the notice of redemption is provided, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the applicable issuer provides notice of redemption, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The following table sets forth the components of the outstanding Exchangeable Notes as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$575,000	$575,000	$575,000	$575,000
Less: Unamortized debt issuance costs	3,578	6,372	3,976	6,630
Net carrying value included in long-term debt, net	$571,422	$568,628	$571,024	$568,370
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,258	$2,875	$1,258	$2,875
Amortization of debt issuance costs	398	258	391	250
Total interest expense recognized	$1,656	$3,133	$1,649	$3,125
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at March 31, 2024:

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
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three months ended March 31, 2024 and 2023, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Balance at January 1	$(385,471)	$(369,182)
Other comprehensive loss	(69,462)	(34,441)
Balance at March 31	$(454,933)	$(403,623)
At both March 31, 2024 and 2023, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended March 31,
	2024		2023
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$123,234	$123,234	$120,691	$120,691
Net (earnings) loss attributable to noncontrolling interests	(36)	(36)	118	118
Impact from subsidiaries’ dilutive securities	—	(8)	—	(30)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	3,171	—	3,179
Net earnings attributable to Match Group, Inc. shareholders	$123,198	$126,361	$120,809	$123,958

Denominator
Weighted average basic shares outstanding	268,142	268,142	279,260	279,260
Dilutive securities(b)(c)	—	4,672	—	3,993
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	13,397
Denominator for earnings per share—weighted average shares(b)(c)	268,142	286,211	279,260	296,650

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.46	$0.44	$0.43	$0.42
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For both the three months ended March 31, 2024 and 2023, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three months ended March 31, 2024 and 2023, 19.2 million and 17.3 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2024 and 2023, 3.7 million and 2.6 million shares, respectively, underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$914,929	$862,440	$569,879	$572,395
Restricted cash included in other current assets	—	—	122	121
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$914,929	$862,440	$570,001	$572,516
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
FTC Lawsuit Against Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against the company formerly known as Match Group, Inc. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. On September 11, 2023, both parties filed motions for summary judgment. Our consolidated financial statements do not reflect any provision for a loss with respect to this matter, as we do not believe there is a probable likelihood of an unfavorable outcome. Further, we do not believe that there is a reasonable possibility of an exposure to loss that would be material to our business. We believe we have strong defenses to the FTC’s claims regarding Match.com’s practices, policies, and procedures and will continue to defend vigorously against them.
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”) notifying us that the DPC had commenced an inquiry examining Tinder’s compliance with the EU’s General Data

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Protection Regulation (“GDPR”), focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. On January 8, 2024, the DPC provided us with a preliminary draft decision alleging that certain of Tinder’s access and retention policies, largely relating to protecting the safety and privacy of Tinder’s users, violate GDPR requirements. We filed our response to the preliminary draft decision on March 15, 2024. Our consolidated financial statements do not reflect any provision for a loss with respect to this matter, as we do not believe there is a probable likelihood of an unfavorable outcome. However, based on the preliminary draft decision and giving due consideration to the uncertainties inherent in this process, there is at least a reasonable possibility of an exposure to loss, which could be anywhere between a nominal amount and $60 million, which we do not believe would be material to our business. We believe we have strong defenses to these claims and will defend vigorously against them.

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
•APAC and Other includes Asia, Australia, the Pacific islands, the Middle East, and Africa.
•Match Group Asia (“MG Asia”) consists of the brands primarily focused on Asia and the Middle East, including Pairs™ and Azar®.
•Evergreen & Emerging (“E&E”) consists primarily of the brands Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands.
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
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, and human resources, fees for professional services (including transaction-related costs for acquisitions), and facilities costs.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing, and enhancement of product offerings and related technology.
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. On March 20, 2024, we entered into an amendment to reduce the borrowing availability under the Credit Facility from $750 million to $500 million and extend the maturity date of the Credit Facility. As of March 31, 2024, there was $0.4 million outstanding in letters of credit and $499.6 million of availability under the Credit Facility. As of December 31, 2023, there was $0.4 million outstanding in letters of credit and $749.6 million of availability under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2023, the Term Loan bore interest at a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”) plus 1.75% and the then applicable rate was 7.27%. As of March 31, 2024, the applicable rate was 7.23% and $425 million was outstanding.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of March 31, 2024, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of March 31, 2024, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of March 31, 2024, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of March 31, 2024, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of March 31, 2024, $500 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of March 31, 2024, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of March 31, 2024, $575 million aggregate principal amount was outstanding.
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
For a more detailed description of the Company’s operating businesses, see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Additional Information
Investors and others should note that we announce material financial and operational information to our investors using our investor relations website at https://ir.mtch.com, our newsroom website at https://mtch.com/news, Tinder’s newsroom website www.tinderpressroom.com, Hinge’s newsroom website at https://hinge.co/press, Securities and Exchange Commission (“SEC”) filings, press releases, and public conference calls. We use these channels as well as social media to communicate with our users and the public about our company, our services, and other issues. It is possible that the information we post on social media could be deemed to be material information. Accordingly, investors, the media, and others interested in our company should monitor the websites listed above and the social media channels listed on our investor relations website in addition to following our SEC filings, press releases, and public conference calls. Neither the information on our website, nor the information on the website of any Match Group business, is incorporated by reference into this report, or into any other filings with, or into any other information furnished or submitted to, the SEC.

Results of Operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Revenue

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(In thousands, except RPP)
Direct Revenue:
Americas	$450,247	$44,320	11%	$405,927
Europe	239,359	26,843	13%	212,516
APAC and Other	155,693	(302)	—%	155,995
Total Direct Revenue	845,299	70,861	9%	774,438
Indirect Revenue	14,348	1,662	13%	12,686
Total Revenue	$859,647	$72,523	9%	$787,124

Direct Revenue
Tinder	$481,487	$40,341	9%	$441,146
Hinge	123,753	41,000	50%	82,753
MG Asia	71,459	(4,202)	(6)%	75,661
Evergreen & Emerging	168,600	(6,278)	(4)%	174,878
Total Direct Revenue	$845,299	$70,861	9%	$774,438

Percentage of Total Revenue:
Direct Revenue:
Americas	52%			51%
Europe	28%			27%
APAC and Other	18%			20%
Total Direct Revenue	98%			98%
Indirect Revenue	2%			2%
Total Revenue	100%			100%

Payers:
Americas	6,869	(1,120)	(14)%	7,989
Europe	4,499	102	2%	4,397
APAC and Other	3,562	74	2%	3,488
Total	14,930	(944)	(6)%	15,874

(Change calculated using non-rounded numbers)
RPP:
Americas	$21.85	$4.91	29%	$16.94
Europe	$17.73	$1.62	10%	$16.11
APAC and Other	$14.57	$(0.34)	(2)%	$14.91
Total	$18.87	$2.61	16%	$16.26

Americas Direct Revenue grew $44.3 million, or 11%, in 2024 versus 2023, driven by 29% growth in RPP, partially offset by a 14% decrease in Payers. RPP growth was driven by higher average prices paid for subscriptions per Payer at Tinder and Hinge due to pricing optimizations and weekly subscription offerings, both of which we implemented beginning in the first half of 2023. The decrease in Payers was primarily driven by decreases at Tinder due to pricing optimizations and a decrease in users, as well as decreases in Payers at certain E&E brands, partially offset by increases at Hinge.
Europe Direct Revenue increased $26.8 million, or 13%, in 2024 versus 2023, driven by 10% growth in RPP and a 2% increase in Payers. RPP growth was driven by higher average prices paid for subscriptions at Tinder.
APAC and Other Direct Revenue decreased $0.3 million in 2024 versus 2023, driven by decreases at MG Asia primarily due to the strength of the U.S. dollar compared to the Turkish Lira and Japanese Yen, partially offset by increases in Payers at Hinge and Tinder.
Tinder Direct Revenue grew 9% in 2024 versus 2023, driven by growth in RPP due to pricing optimizations in the U.S. market and weekly subscription offerings that were initially introduced late in the first quarter of 2023, partially offset by a decrease in Payers attributed to the pricing optimizations and a decrease in users.
Hinge Direct Revenue grew 50% in 2024 versus 2023, driven by 31% growth in Payers and 14% growth in RPP due to pricing optimizations and weekly subscription offerings at Hinge that started in the second quarter of 2023.
MG Asia Direct Revenue declined 6% in 2024 versus 2023, primarily driven by the strengthening of the U.S. dollar compared to the Turkish Lira and Japanese Yen, partially offset by a 3% increase in Payers, primarily from Azar’s expansion into Europe.
E&E Direct Revenue declined 4% in 2024 versus 2023, driven by declines in our Evergreen brands of 9% partially offset by growth at our Emerging brands of 23%.
Indirect Revenue increased due to a higher price per impression received and higher ad impressions.
Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Cost of revenue	$256,742	$16,732	7%	$240,010
Percentage of revenue	30%			30%
Cost of revenue increased 7% primarily due to an increase in in-app purchase fees of $19.8 million, partially offset by net decreases in other expenses of $3.0 million.
Selling and marketing expense
For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Selling and marketing expense	$165,301	$27,942	20%	$137,359
Percentage of revenue	19%			17%
Selling and marketing expense increased primarily due to higher marketing spend at Tinder, Hinge, and certain Emerging brands; partially offset by lower marketing spend elsewhere in the portfolio.

General and administrative expense

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
General and administrative expense	$106,241	$15,630	17%	$90,611
Percentage of revenue	12%			12%
General and administrative expense increased primarily due to an increase in employee compensation of $15.7 million, including stock-based compensation increases of $11.1 million as a result of lower forfeitures of equity-based awards in 2024 as compared to 2023.
Product development expense

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Product development expense	$115,737	$17,551	18%	$98,186
Percentage of revenue	13%			12%
Product development expense increased primarily due to an increase in compensation expense of $15.7 million related to higher headcount at Hinge and Tinder and an increase in stock-based compensation expense associated with new equity-based awards granted in the current year.
Depreciation

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Depreciation	$20,521	$9,969	94%	$10,552
Percentage of revenue	2%			1%
Depreciation was higher in 2024 compared to 2023 primarily due to an increase in internally developed software placed in service.
Amortization of intangibles

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Amortization of intangibles	$10,367	$(1,750)	(14)%	$12,117
Percentage of revenue	1%			2%
Amortization of intangibles decreased primarily due to certain definite-lived intangible assets having been fully amortized in the prior year.

Operating income and Adjusted Operating Income

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Operating income	$184,738	$(13,551)	(7)%	$198,289
Percentage of revenue	21%			25%

Adjusted Operating Income	$279,446	$16,925	6%	$262,521
Percentage of revenue	33%			33%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
Operating income decreased 7% and Adjusted Operating Income increased 6%. Operating income and Adjusted Operating Income each benefited from the increase in revenue of $72.5 million which was driven by growth at Tinder and Hinge. The benefit was partially offset by an increase in selling and marketing expense and increases in cost of revenue due to higher in-app fees. Operating income was further impacted by increases in stock-based compensation expense, primarily due to an increase in headcount and because forfeitures of equity-based awards were lower in 2024 than in 2023, and increases in depreciation expense due to increases in internally developed software placed in service.
At March 31, 2024, there was $524.4 million of unrecognized compensation cost, net of estimated forfeitures, related to equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Interest expense

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Interest expense	$40,353	$1,002	3%	$39,351
Interest expense increased primarily due to a higher interest rate on the Term Loan in the current period.
Other income, net

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Other income, net	$9,474	$6,082	179%	$3,392
Other income, net in 2024 includes interest income of $10.0 million, partially offset by $0.5 million in net foreign currency losses.
Other income, net in 2023 includes interest income of $4.5 million, partially offset by $1.1 million in net foreign currency losses.

Income tax provision

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Income tax provision	$30,625	$(11,014)	(26)%	$41,639
Effective income tax rate	20%			26%
In 2024, the income tax provision of $30.6 million represents an effective tax rate of 20%. The effective tax rate is lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources and a benefit realized upon the conclusion of certain state income tax audits. These decreases were partially offset by state income taxes, nondeductible stock compensation and unfavorable tax adjustments due upon the vesting of certain stock-based awards due to a lower stock price on the date the awards vested compared to the grant date fair value of such awards.
In 2023, the effective tax rate was higher than the U.S. federal statutory rate primarily due to unfavorable tax adjustments upon the vesting of certain stock-based awards due to a lower stock price on the date the awards vested compared to the grant date fair value of such awards. This was partially offset by a lower tax rate on U.S. income derived from foreign sources.
A number of countries have enacted or are actively drafting legislation to implement the Organization for Economic Cooperation and Development's ("OECD") international tax framework, including the Pillar II minimum tax regime. The Company analyzed the impact of enacted legislation and is continuing to monitor future developments. The enacted legislation does not have a material impact to the income tax provision.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$123,198	$120,809
Add back:
Net earnings (loss) attributable to noncontrolling interests	36	(118)
Income tax provision	30,625	41,639
Other income, net	(9,474)	(3,392)
Interest expense	40,353	39,351
Operating Income	184,738	198,289
Stock-based compensation expense	63,820	41,563
Depreciation	20,521	10,552
Amortization of intangibles	10,367	12,117
Adjusted Operating Income	$279,446	$262,521
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Revenue, as reported	$859,647	$72,523	9%	$787,124
Foreign exchange effects	20,007
Revenue excluding foreign exchange effects	$879,654	$92,530	12%	$787,124

Americas Direct Revenue, as reported	$450,247	$44,320	11%	$405,927
Foreign exchange effects	7,232
Americas Direct Revenue, excluding foreign exchange effects	$457,479	$51,552	13%	$405,927

Europe Direct Revenue, as reported	$239,359	$26,843	13%	$212,516
Foreign exchange effects	(4,843)
Europe Direct Revenue, excluding foreign exchange effects	$234,516	$22,000	10%	$212,516

APAC and Other Direct Revenue, as reported	$155,693	$(302)	—%	$155,995
Foreign exchange effects	17,481
APAC and Other Direct Revenue, excluding foreign exchange effects	$173,174	$17,179	11%	$155,995

Tinder Direct Revenue, as reported	$481,487	$40,341	9%	$441,146
Foreign exchange effects	10,726
Tinder Direct Revenue, excluding foreign exchange effects	$492,213	$51,067	12%	$441,146

Hinge Direct Revenue, as reported	$123,753	$41,000	50%	$82,753
Foreign exchange effects	(96)
Hinge Direct Revenue, excluding foreign exchange effects	$123,657	$40,904	49%	$82,753

MG Asia Direct Revenue, as reported	$71,459	$(4,202)	(6)%	$75,661
Foreign exchange effects	9,140
MG Asia Direct Revenue, excluding foreign exchange effects	$80,599	$4,938	7%	$75,661

E&E Direct Revenue, as reported	$168,600	$(6,278)	(4)%	$174,878
Foreign exchange effects	100
E&E Direct Revenue, excluding foreign exchange effects	$168,700	$(6,178)	(4)%	$174,878

	Three Months Ended March 31,
	2024	$ Change	% Change	2023

RPP, as reported	$18.87	$2.61	16%	$16.26
Foreign exchange effects	0.45
RPP, excluding foreign exchange effects	$19.32	$3.06	19%	$16.26

Americas RPP, as reported	$21.85	$4.91	29%	$16.94
Foreign exchange effects	0.35
Americas RPP, excluding foreign exchange effects	$22.20	$5.26	31%	$16.94

Europe RPP, as reported	$17.73	$1.62	10%	$16.11
Foreign exchange effects	(0.35)
Europe RPP, excluding foreign exchange effects	$17.38	$1.27	8%	$16.11

APAC and Other RPP, as reported	$14.57	$(0.34)	(2)%	$14.91
Foreign exchange effects	1.64
APAC and Other RPP, excluding foreign exchange effects	$16.21	$1.30	9%	$14.91

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2024	December 31, 2023

	(In thousands)
Cash and cash equivalents:
United States	$719,019	$647,177
All other countries	195,910	215,263
Total cash and cash equivalents	914,929	862,440
Short-term investments	5,938	6,200
Total cash and cash equivalents and short-term investments	$920,867	$868,640

Long-term debt:
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2026 Exchangeable Notes due June 15, 2026	575,000	575,000
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total long-term debt	3,875,000	3,875,000
Less: Unamortized original issue discount	3,252	3,479
Less: Unamortized debt issuance costs	27,847	29,279
Total long-term debt, net	$3,843,901	$3,842,242
______________________
(a)The maturity date of the Credit Facility is the earlier of (x) March 20, 2029 and (y) the date that is 91 days prior to the maturity date of the Term Loan or the existing senior notes due 2027, 2028, or 2029, or any new indebtedness used to refinance the Term Loan or such senior notes that matures prior to the date that is 91 days after March 20, 2029, in each case if and only if at least $250 million in aggregate principal amount of such debt is outstanding on such date.
Long-term Debt
For a detailed description of long-term debt, see “Note 4—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$284,103	$120,387
Net cash used in investing activities	(26,048)	(19,790)
Net cash used in financing activities	(199,619)	(104,932)
2024
Net cash provided by operating activities in 2024 includes adjustments to earnings of $63.8 million of stock-based compensation expense, $20.5 million of depreciation, and $10.4 million of amortization of intangibles. The increase in cash from changes in working capital primarily consists of an decrease in accounts receivable of $71.7 million primarily related to the timing of cash receipts and an increase in taxes payable and receivable of $11.1 million due to the timing of tax payments. These changes were partially offset by a decrease in accounts payable and other liabilities of $22.5 million due to the timing of payments and a decrease in deferred revenue of $11.5 million.
Net cash used in investing activities in 2024 consists primarily of capital expenditures of $17.2 million primarily related to internal development of software and purchases of computer hardware.
Net cash used in financing activities in 2024 is primarily due to purchases of treasury stock of $188.6 million and payments of $9.6 million of withholding taxes paid on behalf of employees for net-settled equity awards.
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
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of March 31, 2024, $499.6 million was available under the Credit Facility.
The Company has various obligations related to long-term debt instruments and operating leases. For additional information on long-term debt, including maturity dates and interest rates, see “Note 4—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.” For additional information on operating lease payments, including a schedule of obligations by year, see “Note 13—Leases” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company believes it has sufficient cash flows from operations to satisfy these future obligations.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2024 cash capital expenditures will be between $55 million and $65 million, relatively flat to 2023 cash capital expenditures.

We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $73.1 million for the remainder of 2024, $85.0 million for 2025, and $14.2 million for 2026.
At March 31, 2024, we do not have any off-balance sheet arrangements, other than as described above.
On January 30, 2024, the Board of Directors of the Company approved a share repurchase program for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock. Under the share repurchase program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The share repurchase program may be commenced, suspended or discontinued at any time. During the three months ended March 31, 2024, we repurchased 5.6 million shares for $197.6 million on a trade date basis under the share repurchase program. As of May 3, 2024, $800.0 million in aggregate value of shares of Match Group stock remains available under the share repurchase program.
As of March 31, 2024, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the three months ended March 31, 2024, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2024, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users over a certain age a higher price than younger users for subscriptions to its premium Tinder Plus service. Plaintiff has moved to certify a class based upon California Tinder Plus and Tinder Gold subscribers age 29 and over, and we have opposed. We believe that we have strong defenses to the allegations in the Candelore lawsuit and will continue to defend vigorously against it.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against the company formerly known as Match Group (“Former Match Group”). See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. On September 11, 2023, both parties filed motions for summary judgment. We believe we have strong defenses to the FTC’s claims regarding Match.com’s practices, policies, and procedures and will continue to defend vigorously against them.
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”) notifying us that the DPC had commenced an inquiry examining Tinder’s compliance with the EU’s General Data Protection Regulation (“GDPR”), focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. On January 8, 2024, the DPC provided us with a preliminary draft decision alleging that certain of Tinder’s access and retention policies, largely relating to protecting the safety and privacy of Tinder’s users, violate GDPR requirements. We filed our response to the preliminary draft decision on March 15, 2024. We believe we have strong defenses to these claims and will defend vigorously against them.
Newman Derivative and Stockholder Class Action Regarding Separation Transaction
On June 24, 2020, a Former Match Group shareholder filed a complaint in the Delaware Court of Chancery against Former Match Group and its board of directors, as well as Match Group, IAC Holdings, Inc., and Barry Diller seeking to recover unspecified monetary damages on behalf of the Company and directly as a result of his ownership of Former Match Group stock in relation to the separation of Former Match Group from its former majority shareholder, Match Group. See David Newman et al. v. IAC/Interactive Corp. et al., C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). The complaint alleges that that the special committee established by Former Match Group’s board of directors to negotiate with Match Group regarding the separation transaction was not sufficiently independent of control from Match Group and Mr. Diller and that Former Match Group board members failed to adequately protect Former Match Group’s interest in negotiating the separation transaction, which resulted in a transaction that was unfair to Former Match Group and its shareholders. On January 21, 2021, the case was consolidated with other shareholder actions, and an amended complaint was filed on April 14, 2021. See In Re Match Group, Inc. Derivative Litigation, Consolidated C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). On September 1, 2022, the court granted defendants’ motion to dismiss with prejudice. On October 3, 2022, plaintiffs filed an amended notice of appeal with the Delaware Supreme Court, and on April 4, 2024, the Delaware Supreme Court reversed and remanded the Chancery Court’s dismissal, except for the Chancery Court’s dismissal of derivative claims, which the Supreme Court affirmed. We believe we have strong defenses to the allegations in this lawsuit and the appeal and will defend vigorously against them.
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
Oksayan Class Action
On February 14, 2024, a putative class action lawsuit was filed against Match Group, Inc. in the Northern District of California by six plaintiffs from California, New York, Georgia, and Florida. Among other things, Plaintiffs allege that the Tinder, Hinge, and The League apps are designed to be "addictive" in violation of various consumer protection, product liability, negligence, and other laws. Plaintiffs claim that these services’ business models and features addict unsuspecting users, leading to increased depression, loneliness, among other things. Plaintiffs further allege that Tinder, Hinge, and The League failed to warn them of the risks of addiction and that the apps are engaging in fraudulent business practices by marketing their apps in a misleading way. Plaintiffs seek monetary damages, as well as injunctive relief (implementing warnings, discontinuing certain marketing campaigns, providing resources). On March 15, 2024, we filed a motion to compel plaintiffs’ claims to arbitration. We believe that we have strong defenses to the allegations in this lawsuit and will defend vigorously against them.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: our ability to maintain or grow the size of our user base, competition, the limited operating history of some of our brands, our ability to attract users to our services through cost-effective marketing and related efforts, our ability to distribute our services through third parties and offset related fees, risks related to our use of artificial intelligence, foreign currency exchange rate fluctuations, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, risks relating to certain of our international operations and acquisitions, damage to our brands' reputations as a result of inappropriate actions by users of our services, uncertainties related to the tax treatment of our separation from IAC, uncertainties related to the acquisition of Hyperconnect, including, among other things, the expected benefits of the transaction and the impact of the transaction on the businesses of Match Group, and macroeconomic conditions.
Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2023. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition, and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report. Match Group does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2024.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2024	—	$—	—	$1,000,000,000
February 2024	1,917,899	$36.42	1,917,899	930,153,109
March 2024	3,699,120	$34.54	3,699,120	802,373,913
Total	5,617,019	$35.18	5,617,019	$802,373,913
______________________
(1)Reflects repurchases made pursuant to the $1.0 billion share repurchase program authorized in January 2024.
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
Item 5.    Other Information
Insider Trading Arrangements
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	2024 Form of Award Agreement for Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan					†
10.2	2024 Form of Award Agreement for Performance-based Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan					†
10.3
Amendment No. 9 dated as of March 20, 2024 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017, as further amended as of December 17, 2018, as further amended as of February 13, 2020, as further amended as of March 26, 2021 and as further amended as of June 21, 2023, among Match Group Holdings II, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto
		8-K	001-34148	10.1	3/22/2024
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2024	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
President and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	President and Chief Financial Officer	May 8, 2024
Gary Swidler