Form 10-Q
period 2024-06-30
Match Group, Inc.
filed 2024-08-01
CIK 891103

As filed with the Securities and Exchange Commission on August 1, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2024
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of July 26, 2024, there were 257,895,012 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2024	December 31, 2023

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$837,792	$862,440
Short-term investments	5,812	6,200
Accounts receivable, net of allowance of $601 and $603, respectively	324,269	298,648
Other current assets	118,049	104,023
Total current assets	1,285,922	1,271,311
Property and equipment, net of accumulated depreciation and amortization of $280,485 and $249,223, respectively	181,138	194,525
Goodwill	2,255,302	2,342,612
Intangible assets, net of accumulated amortization of $135,776 and $121,489, respectively	275,721	305,746
Deferred income taxes	235,246	259,803
Other non-current assets	135,600	133,889
TOTAL ASSETS	$4,368,929	$4,507,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$17,223	$13,187
Deferred revenue	187,076	211,282
Accrued expenses and other current liabilities	308,036	307,299
Total current liabilities	512,335	531,768
Long-term debt, net	3,845,571	3,842,242
Income taxes payable	26,696	24,860
Deferred income taxes	17,477	26,302
Other long-term liabilities	96,962	101,787

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 293,024,212 and 289,631,352 shares issued; and 260,249,674 and 268,890,470 outstanding at June 30, 2024 and December 31, 2023, respectively	293	290
Additional paid-in capital	8,663,157	8,529,200
Retained deficit	(6,874,517)	(7,131,029)
Accumulated other comprehensive loss	(488,993)	(385,471)
Treasury stock; 32,774,538 and 20,740,882 shares, respectively	(1,430,180)	(1,032,538)
Total Match Group, Inc. shareholders’ equity	(130,240)	(19,548)
Noncontrolling interests	128	475
Total shareholders’ equity	(130,112)	(19,073)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,368,929	$4,507,886
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Revenue	$864,066	$829,552	$1,723,713	$1,616,676
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	244,988	250,294	501,730	490,304
Selling and marketing expense	154,628	136,597	319,929	273,956
General and administrative expense	114,304	107,698	220,545	198,309
Product development expense	113,576	94,287	229,313	192,473
Depreciation	21,092	14,565	41,613	25,117
Amortization of intangibles	10,952	11,315	21,319	23,432
Total operating costs and expenses	659,540	614,756	1,334,449	1,203,591
Operating income	204,526	214,796	389,264	413,085
Interest expense	(40,038)	(39,742)	(80,391)	(79,093)
Other income, net	10,525	3,432	19,999	6,824
Earnings before income taxes	175,013	178,486	328,872	340,816
Income tax provision	(41,693)	(41,141)	(72,318)	(82,780)
Net earnings	133,320	137,345	256,554	258,036
Net (earnings) loss attributable to noncontrolling interests	(6)	—	(42)	118
Net earnings attributable to Match Group, Inc. shareholders	$133,314	$137,345	$256,512	$258,154

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.50	$0.49	$0.96	$0.93
Diluted	$0.48	$0.48	$0.93	$0.89

Stock-based compensation expense by function:
Cost of revenue	$1,809	$1,673	$3,520	$2,990
Selling and marketing expense	3,298	2,558	6,136	4,471
General and administrative expense	25,018	28,088	49,229	41,205
Product development expense	39,742	28,318	74,802	53,534
Total stock-based compensation expense	$69,867	$60,637	$133,687	$102,200

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Net earnings	$133,320	$137,345	$256,554	$258,036
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(34,067)	(15,170)	(103,565)	(49,614)
Total other comprehensive loss	(34,067)	(15,170)	(103,565)	(49,614)
Comprehensive income	99,253	122,175	152,989	208,422
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(6)	—	(42)	118
Change in foreign currency translation adjustment attributable to noncontrolling interests	7	—	43	3
Comprehensive loss attributable to noncontrolling interests	1	—	1	121
Comprehensive income attributable to Match Group, Inc. shareholders	$99,254	$122,175	$152,990	$208,543
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended June 30, 2024

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of March 31, 2024	$292	291,895	$8,585,987	$(7,007,831)	$(454,933)	$(1,231,325)	$(107,810)	$138	$(107,672)
Net earnings for the three months ended June 30, 2024	—	—	—	133,314	—	—	133,314	6	133,320
Other comprehensive loss, net of tax	—	—	—	—	(34,060)	—	(34,060)	(7)	(34,067)
Stock-based compensation expense	—	—	72,097	—	—	—	72,097	—	72,097
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	1	1,129	5,072	—	—	—	5,073	—	5,073
Purchase of treasury stock	—	—	—	—	—	(198,855)	(198,855)	—	(198,855)
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	—	—	—	—	18	18
Other	—	—	1	—	—	—	1	(27)	(26)
Balance as of June 30, 2024	$293	293,024	$8,663,157	$(6,874,517)	$(488,993)	$(1,430,180)	$(130,240)	$128	$(130,112)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2024

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of December 31, 2023	$290	289,631	$8,529,200	$(7,131,029)	$(385,471)	$(1,032,538)	$(19,548)	$475	$(19,073)
Net earnings for the six months ended June 30, 2024	—	—	—	256,512	—	—	256,512	42	256,554
Other comprehensive loss, net of tax	—	—	—	—	(103,522)	—	(103,522)	(43)	(103,565)
Stock-based compensation expense	—	—	137,823	—	—	—	137,823	—	137,823
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	3	3,393	(3,266)	—	—	—	(3,263)	—	(3,263)
Purchase of noncontrolling interest	—	—	397	—	—	—	397	(1,465)	(1,068)
Purchase of treasury stock	—	—	—	—	—	(397,642)	(397,642)	—	(397,642)
Adjustment of noncontrolling interests to fair value	—	—	(996)	—	—	—	(996)	996	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	—	—	—	—	150	150
Other	—	—	(1)	—	—	—	(1)	(27)	(28)
Balance as of June 30, 2024	$293	293,024	$8,663,157	$(6,874,517)	$(488,993)	$(1,430,180)	$(130,240)	$128	$(130,112)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Net earnings	$256,554	$258,036
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	133,687	102,200
Depreciation	41,613	25,117
Amortization of intangibles	21,319	23,432
Deferred income taxes	16,964	26,627
Other adjustments, net	(109)	6,912
Changes in assets and liabilities
Accounts receivable	(28,670)	(83,074)
Other assets	2,410	2,128
Accounts payable and other liabilities	3,118	(27,988)
Income taxes payable and receivable	(11,690)	4,001
Deferred revenue	(22,128)	(7,526)
Net cash provided by operating activities	413,068	329,865
Cash flows from investing activities:
Capital expenditures	(29,905)	(37,457)
Other, net	(8,807)	89
Net cash used in investing activities	(38,712)	(37,368)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to stock-based awards	5,739	15,816
Withholding taxes paid on behalf of employees on net settled stock-based awards	(10,095)	(2,580)
Purchase of treasury stock	(387,366)	(145,108)
Purchase of noncontrolling interests	(737)	(1,872)
Other, net	(2,184)	—
Net cash used in financing activities	(394,643)	(133,744)
Total cash (used) provided	(20,287)	158,753
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,361)	1,421
Net (decrease) increase in cash, cash equivalents, and restricted cash	(24,648)	160,174
Cash, cash equivalents, and restricted cash at beginning of period	862,440	572,516
Cash, cash equivalents, and restricted cash at end of period	$837,792	$732,690
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2023 was $211.3 million. During the six months ended June 30, 2024, the Company recognized $196.5 million of revenue that was included in the deferred revenue balance as of December 31, 2023. The current deferred revenue balance at June 30, 2024 is $187.1 million. At June 30, 2024 and December 31, 2023, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Direct Revenue:
Americas	$450,546	$429,946	$900,793	$835,873
Europe	240,193	227,718	479,552	440,234
APAC and Other	157,394	158,472	313,087	314,467
Total Direct Revenue	848,133	816,136	1,693,432	1,590,574
Indirect Revenue (principally advertising revenue)	15,933	13,416	30,281	26,102
Total Revenue	$864,066	$829,552	$1,723,713	$1,616,676

Direct Revenue:
Tinder	$479,945	$474,746	$961,432	$915,892
Hinge	133,569	90,331	257,322	173,084
Match Group Asia(a)	73,684	76,605	145,143	152,266
Evergreen & Emerging(b)	160,935	174,454	329,535	349,332
Total Direct Revenue	$848,133	$816,136	$1,693,432	$1,590,574
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
For the three months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $41.7 million and $41.1 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $72.3 million and $82.8 million, respectively. The effective tax rates for both the three and six-month periods in 2024 and 2023 were higher than the U.S. statutory federal rate primarily due to state income taxes, nondeductible stock-based compensation, and unfavorable tax adjustments upon the vesting of certain stock-based awards due to a lower stock price on the date the awards vested compared to the grant date fair value of such awards. These increases were partially offset by the lower tax rate on U.S. income derived from foreign sources. The six-month period ended June 30, 2024 also included a benefit realized upon the conclusion of certain state income tax audits.
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
At June 30, 2024 and December 31, 2023, unrecognized tax benefits, including interest and penalties, were $41.7 million and $45.8 million, respectively. If unrecognized tax benefits at June 30, 2024 are subsequently recognized, income tax expense would be reduced by $38.7 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2023 was $41.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.1 million by June 30, 2025 due to expirations of statutes of limitations, which would reduce the income tax provision.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended June 30, 2024 and 2023 were not material. At both June 30, 2024 and December 31, 2023, noncurrent income taxes payable includes accrued interest and penalties of $0.9 million.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At June 30, 2024 and December 31, 2023, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $19.3 million and $14.3 million, respectively, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through June 30, 2024 were $2.1 million. For both the six months ended June 30, 2024 and 2023, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of June 30, 2024 and December 31, 2023, the Company has elected the measurement alternative. For the three and six months ended June 30, 2024 and 2023, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2024
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$200,064	$—	$200,064
Time deposits	—	131,000	131,000
Short-term investments:
Time deposits	—	5,812	5,812
Total	$200,064	$136,812	$336,876

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	December 31, 2023
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$125,659	$—	$125,659
Time deposits	—	75,000	75,000
Short-term investments:
Time deposits	—	6,200	6,200
Total	$125,659	$81,200	$206,859
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
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a) (b)	$(3,845,571)	$(3,518,607)	$(3,842,242)	$(3,586,177)
______________________
(a)At June 30, 2024 and December 31, 2023, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $29.4 million and $32.8 million, respectively.
(b)At June 30, 2024, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes (described in “Note 4—Long-term Debt, net”) is $520.6 million and $474.5 million, respectively. At December 31, 2023, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes is $517.2 million and $500.3 million, respectively.
At June 30, 2024 and December 31, 2023, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	June 30, 2024	December 31, 2023

	(In thousands)
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1	500,000	500,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,875,000	3,875,000
Less: Unamortized original issue discount	3,023	3,479
Less: Unamortized debt issuance costs	26,406	29,279
Total long-term debt, net	$3,845,571	$3,842,242
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
At June 30, 2024 and December 31, 2023, the Credit Facility has a borrowing capacity of $500 million and $750 million, respectively. At both June 30, 2024 and December 31, 2023, there were no outstanding borrowings, and $0.4 million in outstanding letters of credit. At June 30, 2024 and December 31, 2023, there is $499.6 million and $749.6 million, respectively, of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of June 30, 2024. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus an applicable margin based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At both June 30, 2024 and December 31, 2023, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at Adjusted Term SOFR plus 1.75% and the applicable rate was 7.24% and 7.27% at June 30, 2024 and December 31, 2023, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.
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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at June 30, 2024. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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
No 2026 or 2030 Exchangeable Notes were presented for exchange during the six months ended June 30, 2024. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of June 30, 2024.
At both June 30, 2024 and December 31, 2023, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on June 30, 2024 and December 31, 2023, respectively.
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
The following table sets forth the components of the outstanding Exchangeable Notes as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$575,000	$575,000	$575,000	$575,000
Less: Unamortized debt issuance costs	3,180	6,114	3,976	6,630
Net carrying value included in long-term debt, net	$571,820	$568,886	$571,024	$568,370
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,258	$2,875	$1,258	$2,875
Amortization of debt issuance costs	398	258	395	254
Total interest expense recognized	$1,656	$3,133	$1,653	$3,129

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$2,516	$5,750	$2,516	$5,750
Amortization of debt issuance costs	796	516	786	504
Total interest expense recognized	$3,312	$6,266	$3,302	$6,254
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
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at June 30, 2024:

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
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three and six months ended June 30, 2024 and 2023, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended June 30,
	2024	2023

	(In thousands)
Balance at April 1	$(454,933)	$(403,623)
Other comprehensive loss before reclassifications	(34,064)	(15,170)
Amounts reclassified into earnings	4	—
Net period other comprehensive loss	(34,060)	(15,170)
Balance at June 30	$(488,993)	$(418,793)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Balance at January 1	$(385,471)	$(369,182)
Other comprehensive loss	(103,526)	(49,611)
Amounts reclassified into earnings	4	—
Net period other comprehensive loss	(103,522)	(49,611)
Balance at June 30	$(488,993)	$(418,793)
At both June 30, 2024 and 2023, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$133,320	$133,320	$137,345	$137,345
Net earnings attributable to noncontrolling interests	(6)	(6)	—	—
Impact from subsidiaries’ dilutive securities	—	(5)	—	(34)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	3,171	—	3,179
Net earnings attributable to Match Group, Inc. shareholders	$133,314	$136,480	$137,345	$140,490

Denominator
Weighted average basic shares outstanding	264,397	264,397	278,133	278,133
Dilutive securities(b)(c)	—	4,088	—	3,472
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	13,397
Denominator for earnings per share—weighted average shares(b)(c)	264,397	281,882	278,133	295,002

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.50	$0.48	$0.49	$0.48

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$256,554	$256,554	$258,036	$258,036
Net (earnings) loss attributable to noncontrolling interests	(42)	(42)	118	118
Impact from subsidiaries’ dilutive securities	—	(13)	—	(64)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	6,342	—	6,357
Net earnings attributable to Match Group, Inc. shareholders	$256,512	$262,841	$258,154	$264,447

Denominator
Weighted average basic shares outstanding	266,270	266,270	278,693	278,693
Dilutive securities(b)(c)	—	4,380	—	3,733
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	13,397
Denominator for earnings per share—weighted average shares(b)(c)	266,270	284,047	278,693	295,823

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.96	$0.93	$0.93	$0.89
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For both the three and six months ended June 30, 2024 and 2023, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three and six months ended June 30, 2024, 21.7 million and 18.4 million potentially dilutive securities, respectively, and for the three and six months ended June 30, 2023, 20.6 million and 17.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2024 and 2023, 3.2 million and 3.5 million shares, respectively, underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$837,792	$862,440	$732,567	$572,395
Restricted cash included in other current assets	—	—	123	121
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$837,792	$862,440	$732,690	$572,516
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
FTC Lawsuit Against Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against the company formerly known as Match Group, Inc. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. On September 11, 2023, both parties filed motions for summary judgment. The case is set for trial in June 2025. Our consolidated financial statements do not reflect any provision for a loss with respect to this matter, as we do not believe there is a probable likelihood of an unfavorable outcome. Further, we do not believe that there is a reasonable possibility of an exposure to loss that would be material to our business. We believe we have strong defenses to the FTC’s claims regarding Match.com’s practices, policies, and procedures and will continue to defend vigorously against them.
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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. On March 20, 2024, we entered into an amendment to reduce the borrowing availability under the Credit Facility from $750 million to $500 million and extend the maturity date of the Credit Facility. As of June 30, 2024, there was $0.4 million outstanding in letters of credit and $499.6 million of availability under the Credit Facility. As of December 31, 2023, there was $0.4 million outstanding in letters of credit and $749.6 million of availability under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2023, the Term Loan bore interest at a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”) plus 1.75% and the then applicable rate was 7.27%. As of June 30, 2024, the applicable rate was 7.24% and $425 million was outstanding.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of June 30, 2024, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of June 30, 2024, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of June 30, 2024, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of June 30, 2024, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of June 30, 2024, $500 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of June 30, 2024, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of June 30, 2024, $575 million aggregate principal amount was outstanding.
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

Company Updates
In July 2024, we announced our decision to terminate live streaming services in our dating applications, including Plenty of Fish, and to sunset our Hakuna application, which provides live streaming primarily in Asia. Our live streaming services collectively had 2024 projected annual total revenue of approximately $60 million. We expect to incur expenses of approximately $6 million in severance and other costs related to the closure of these services. Additionally, we expect to have impairments of certain assets associated with these live streaming services.
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

Results of Operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	$ Change	% Change	2023	2024	$ Change	% Change	2023

	(In thousands, except RPP)
Direct Revenue:
Americas	$450,546	$20,600	5%	$429,946	$900,793	$64,920	8%	$835,873
Europe	240,193	12,475	5%	227,718	479,552	39,318	9%	440,234
APAC and Other	157,394	(1,078)	(1)%	158,472	313,087	(1,380)	—%	314,467
Total Direct Revenue	848,133	31,997	4%	816,136	1,693,432	102,858	6%	1,590,574
Indirect Revenue	15,933	2,517	19%	13,416	30,281	4,179	16%	26,102
Total Revenue	$864,066	$34,514	4%	$829,552	$1,723,713	$107,037	7%	$1,616,676

Direct Revenue
Tinder	$479,945	$5,199	1%	$474,746	$961,432	$45,540	5%	$915,892
Hinge	133,569	43,238	48%	90,331	257,322	84,238	49%	173,084
MG Asia	73,684	(2,921)	(4)%	76,605	145,143	(7,123)	(5)%	152,266
Evergreen & Emerging	160,935	(13,519)	(8)%	174,454	329,535	(19,797)	(6)%	349,332
Total Direct Revenue	$848,133	$31,997	4%	$816,136	$1,693,432	$102,858	6%	$1,590,574

Percentage of Total Revenue:
Direct Revenue:
Americas	52%			52%	52%			52%
Europe	28%			27%	28%			27%
APAC and Other	18%			19%	18%			19%
Total Direct Revenue	98%			98%	98%			98%
Indirect Revenue	2%			2%	2%			2%
Total Revenue	100%			100%	100%			100%

Payers:
Americas	6,735	(982)	(13)%	7,717	6,802	(1,051)	(13)%	7,853
Europe	4,499	82	2%	4,417	4,499	92	2%	4,407
APAC and Other	3,607	111	3%	3,496	3,584	92	3%	3,492
Total	14,841	(789)	(5)%	15,630	14,885	(867)	(6)%	15,752

(Change calculated using non-rounded numbers)
RPP:
Americas	$22.30	$3.73	20%	$18.57	$22.07	$4.33	24%	$17.74
Europe	$17.79	$0.61	4%	$17.18	$17.76	$1.11	7%	$16.65
APAC and Other	$14.55	$(0.56)	(4)%	$15.11	$14.56	$(0.45)	(3)%	$15.01
Total	$19.05	$1.64	9%	$17.41	$18.96	$2.13	13%	$16.83

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Americas Direct Revenue grew $20.6 million, or 5%, in 2024 versus 2023, driven by 20% growth in RPP, partially offset by a 13% decrease in Payers. RPP growth was driven by increased subscription revenue at Tinder and Hinge primarily due to the trailing effects of pricing optimizations, partially offset by decreased à la carte revenue at Tinder. The decrease in Payers was primarily driven by decreases at Tinder, as well as at Match and Plenty Of Fish, partially offset by increases at Hinge.
Europe Direct Revenue grew $12.5 million, or 5%, in 2024 versus 2023, driven by 4% growth in RPP and a 2% increase in Payers. RPP growth was driven by higher subscription revenue at Tinder and Hinge primarily due to the trailing effects of pricing optimizations; partially offset by decreased à la carte revenue at Tinder. The increase in Payers was primarily due to increases at Hinge and Azar, partially offset by decreases at Meetic and Tinder.
APAC and Other Direct Revenue decreased $1.1 million, or 1%, in 2024 versus 2023, primarily due to the strength of the U.S. dollar compared to the Turkish Lira and Japanese Yen, partially offset by a 3% increase in Payers. The increase in Payers was primarily driven by Azar with contributions from Tinder and Hinge, partially offset by decreases at Plenty Of Fish.
Tinder Direct Revenue grew 1% in 2024 versus 2023, driven by growth in subscription revenue primarily due to the trailing effects of pricing optimizations, partially offset by decreased Payers and à la carte revenue.
Hinge Direct Revenue grew 48% in 2024 versus 2023, driven by 24% growth in Payers and 19% growth in RPP.
MG Asia Direct Revenue declined 4% over the prior year quarter, primarily driven by the strengthening of the U.S. dollar compared to the Turkish Lira and Japanese Yen. Excluding these foreign exchange impacts, MG Asia Direct Revenue increased 9% over the prior year quarter primarily from Payer growth at Azar.
E&E Direct Revenue declined 8% over the prior year quarter, as our Evergreen brands collectively declined 13%, partially offset by a collective increase at our Emerging brands of 17%.
Indirect Revenue increased primarily due to a higher number of impressions.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Americas Direct Revenue grew $64.9 million, or 8%, in 2024 versus 2023, driven by 24% growth in RPP, partially offset by a 13% decrease in Payers, primarily due to the factors described above in the three-month discussion.
Europe Direct Revenue increased $39.3 million, or 9%, in 2024 versus 2023, driven by 7% growth in RPP and a 2% increase in Payers, primarily due to the factors described above in the three-month discussion.
APAC and Other Direct Revenue decreased $1.4 million in 2024 versus 2023, driven by the factors described above in the three-month discussion.
Tinder Direct Revenue grew 5% in 2024 versus 2023, driven by growth in RPP due to pricing optimizations in the U.S. market and weekly subscription offerings that were initially introduced late in the first quarter of 2023, partially offset by a decrease in Payers due to the pricing optimizations and a decrease in users.
Hinge Direct Revenue grew 49% in 2024 versus 2023, driven by 28% growth in Payers and 17% growth in RPP due to user growth, pricing optimizations, and weekly subscription offerings at Hinge that started in the second quarter of 2023.
MG Asia Direct Revenue declined 5% in 2024 versus 2023, primarily driven by the factors described above in the three-month discussion.
E&E Direct Revenue declined 6% in 2024 versus 2023, driven by a collective decline at our Evergreen brands of 11% partially offset by growth at our Emerging brands collectively of 20%.
Indirect Revenue increased due to a higher price per impression received and higher ad impressions.

Cost of revenue (exclusive of depreciation)
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Three Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Cost of revenue	$244,988	$(5,306)	(2)%	$250,294
Percentage of revenue	28%			30%
Cost of revenue decreased 2% primarily due to a decrease in in-app purchase fees of $6.2 million, which was primarily due to the Google litigation settlement implementation this year and escrow payments related to the litigation in prior year, and a decrease in live streaming costs of $3.0 million. Partially offsetting these decreases was an increase in web hosting fees of $7.5 million.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Cost of revenue	$501,730	$11,426	2%	$490,304
Percentage of revenue	29%			30%
Cost of revenue increased 2% primarily due to an increase in in-app purchase fees of $29.8 million, partially offset by the Google litigation settlement implementation this year and escrow payments related to the litigation in prior year, and an increase in web hosting fees of $9.7 million, partially offset by a decrease in live streaming costs of $4.2 million and a decrease in credit card fees of $3.0 million.
Selling and marketing expense
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Three Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Selling and marketing expense	$154,628	$18,031	13%	$136,597
Percentage of revenue	18%			16%
Selling and marketing expense increased primarily due to higher marketing spend at Hinge, Tinder, and certain Emerging brands, partially offset by lower marketing spend elsewhere in the portfolio.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Selling and marketing expense	$319,929	$45,973	17%	$273,956
Percentage of revenue	19%			17%
Selling and marketing expense increased primarily due to the factors described above in the three-month discussion.

General and administrative expense
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Three Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
General and administrative expense	$114,304	$6,606	6%	$107,698
Percentage of revenue	13%			13%
General and administrative expense increased primarily due to an increase in taxes of $7.5 million due to Canada’s implementation of a digital sales tax in June 2024 retroactive to 2022.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
General and administrative expense	$220,545	$22,236	11%	$198,309
Percentage of revenue	13%			12%
General and administrative expense increased primarily due to an increase in employee compensation of $13.0 million, including a stock-based compensation increase of $8.0 million as a result of new stock-based awards granted in the current year and lower forfeitures of stock-based awards in 2024 as compared to 2023, and an increase in taxes of $7.5 million due to Canada’s implementation of a digital sales tax in June 2024 retroactive to 2022.
Product development expense
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Three Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Product development expense	$113,576	$19,289	20%	$94,287
Percentage of revenue	13%			11%
Product development expense increased primarily due to an increase in compensation expense of $17.5 million related to higher headcount at Tinder and an increase in stock-based compensation as a result of new stock-based awards granted in the current year.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Product development expense	$229,313	$36,840	19%	$192,473
Percentage of revenue	13%			12%
Product development expense increased primarily due to the factors described above in the three-month discussion.

Depreciation
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Three Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Depreciation	$21,092	$6,527	45%	$14,565
Percentage of revenue	2%			2%
Depreciation was higher in 2024 compared to 2023 primarily due to an increase in internally developed software placed in service.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Depreciation	$41,613	$16,496	66%	$25,117
Percentage of revenue	2%			2%
Depreciation was higher in 2024 compared to 2023 primarily due to the factors described above in the three-month discussion.
Amortization of intangibles
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Three Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Amortization of intangibles	$10,952	$(363)	(3)%	$11,315
Percentage of revenue	1%			1%
Amortization of intangibles decreased primarily due to certain definite-lived intangible assets having been fully amortized in the prior year.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Amortization of intangibles	$21,319	$(2,113)	(9)%	$23,432
Percentage of revenue	1%			1%
Amortization of intangibles decreased primarily due to the factors described above in the three-month discussion.

Operating income and Adjusted Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	$ Change	% Change	2023	2024	$ Change	% Change	2023

	(Dollars in thousands)
Operating income	$204,526	$(10,270)	(5)%	$214,796	$389,264	$(23,821)	(6)%	$413,085
Percentage of revenue	24%			26%	23%			26%

Adjusted Operating Income	$306,437	$5,124	2%	$301,313	$585,883	$22,049	4%	$563,834
Percentage of revenue	35%			36%	34%			35%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Operating income decreased 5% and Adjusted Operating Income increased 2%. Operating income and Adjusted Operating Income each benefited from the increase in revenue of $34.5 million which was driven by growth at Hinge, and a decrease in cost of revenue due to lower in-app purchase fees, which was primarily related to an escrow payment related to litigation regarding fees paid to the Google Play store in the prior year quarter. The benefit was partially offset by an increase in selling and marketing expense, an increase in general and administrative expense mainly due to increases in digital sales taxes, and an increase in product development expenses related to employee compensation due to increases in headcount at Tinder. Operating income was further impacted by increases in stock-based compensation expense, primarily due to an increase in headcount and because forfeitures of stock-based awards were lower in 2024 than in 2023, and in depreciation expense due to increases in internally developed software placed in service.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Operating income decreased 6% and Adjusted Operating Income increased 4%, primarily due to the factors described above in the three-month discussion.
At June 30, 2024, there was $466.1 million of unrecognized compensation cost, net of estimated forfeitures, related to stock-based awards, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Interest expense
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Three Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Interest expense	$40,038	$296	1%	$39,742
Interest expense increased primarily due to a higher interest rate on the Term Loan in the current period.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Interest expense	$80,391	$1,298	2%	$79,093
Interest expense increased primarily due to the factors described above in the three-month discussion.
Other income, net
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Three Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Other income, net	$10,525	$7,093	207%	$3,432
Other income, net in 2024 includes interest income of $10.4 million.
Other income, net in 2023 includes interest income of $6.4 million, partially offset by $3.0 million in net foreign currency losses.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Other income, net	$19,999	$13,175	193%	$6,824
Other income, net in 2024 includes interest income of $20.4 million, partially offset by $0.6 million in net foreign currency losses.
Other income, net in 2023 includes interest income of $10.9 million, partially offset by $4.1 million in net foreign currency losses.

Income tax provision
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Three Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Income tax provision	$41,693	$552	1%	$41,141
Effective income tax rate	24%			23%
In 2024 and 2023, the effective tax rates of 24% and 23%, respectively, were higher than the statutory rate primarily due to state income taxes, nondeductible stock-based compensation, and unfavorable tax adjustments upon the vesting of certain stock-based awards due to a lower stock price on the date such awards vested compared to the grant date fair value of such awards. These increases in the statutory rate were partially offset by a lower tax rate on U.S. income derived from foreign sources.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six Months Ended June 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Income tax provision	$72,318	$(10,462)	(13)%	$82,780
Effective income tax rate	22%			24%
In 2024 and 2023, the effective tax rates of 22% and 24%, respectively, were higher than the statutory rate primarily due to the factors described above in the three-month discussion. The 2024 period also includes a tax benefit realized upon the conclusion of certain state income tax audits.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted Operating Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$133,314	$137,345	$256,512	$258,154
Add back:
Net earnings (loss) attributable to noncontrolling interests	6	—	42	(118)
Income tax provision	41,693	41,141	72,318	82,780
Other income, net	(10,525)	(3,432)	(19,999)	(6,824)
Interest expense	40,038	39,742	80,391	79,093
Operating Income	204,526	214,796	389,264	413,085
Stock-based compensation expense	69,867	60,637	133,687	102,200
Depreciation	21,092	14,565	41,613	25,117
Amortization of intangibles	10,952	11,315	21,319	23,432
Adjusted Operating Income	$306,437	$301,313	$585,883	$563,834
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by geographic region, and RPP on a total basis and by geographic region, for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	$ Change	% Change	2023	2024	$ Change	% Change	2023

	(Dollars in thousands)
Revenue, as reported	$864,066	$34,514	4%	$829,552	$1,723,713	$107,037	7%	$1,616,676
Foreign exchange effects	27,885				47,892
Revenue excluding foreign exchange effects	$891,951	$62,399	8%	$829,552	$1,771,605	$154,929	10%	$1,616,676

Americas Direct Revenue, as reported	$450,546	$20,600	5%	$429,946	$900,793	$64,920	8%	$835,873
Foreign exchange effects	8,560				15,792
Americas Direct Revenue, excluding foreign exchange effects	$459,106	$29,160	7%	$429,946	$916,585	$80,712	10%	$835,873

Europe Direct Revenue, as reported	$240,193	$12,475	5%	$227,718	$479,552	$39,318	9%	$440,234
Foreign exchange effects	1,537				(3,306)
Europe Direct Revenue, excluding foreign exchange effects	$241,730	$14,012	6%	$227,718	$476,246	$36,012	8%	$440,234

APAC and Other Direct Revenue, as reported	$157,394	$(1,078)	(1)%	$158,472	$313,087	$(1,380)	—%	$314,467
Foreign exchange effects	17,477				34,958
APAC and Other Direct Revenue, excluding foreign exchange effects	$174,871	$16,399	10%	$158,472	$348,045	$33,578	11%	$314,467

Tinder Direct Revenue, as reported	$479,945	$5,199	1%	$474,746	$961,432	$45,540	5%	$915,892
Foreign exchange effects	15,934				26,660
Tinder Direct Revenue, excluding foreign exchange effects	$495,879	$21,133	4%	$474,746	$988,092	$72,200	8%	$915,892

Hinge Direct Revenue, as reported	$133,569	$43,238	48%	$90,331	$257,322	$84,238	49%	$173,084
Foreign exchange effects	358				262
Hinge Direct Revenue, excluding foreign exchange effects	$133,927	$43,596	48%	$90,331	$257,584	$84,500	49%	$173,084

MG Asia Direct Revenue, as reported	$73,684	$(2,921)	(4)%	$76,605	$145,143	$(7,123)	(5)%	$152,266
Foreign exchange effects	10,058				19,198
MG Asia Direct Revenue, excluding foreign exchange effects	$83,742	$7,137	9%	$76,605	$164,341	$12,075	8%	$152,266

E&E Direct Revenue, as reported	$160,935	$(13,519)	(8)%	$174,454	$329,535	$(19,797)	(6)%	$349,332
Foreign exchange effects	1,224				1,324
E&E Direct Revenue, excluding foreign exchange effects	$162,159	$(12,295)	(7)%	$174,454	$330,859	$(18,473)	(5)%	$349,332

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	$ Change	% Change	2023	2024	$ Change	% Change	2023

RPP, as reported	$19.05	$1.64	9%	$17.41	$18.96	$2.13	13%	$16.83
Foreign exchange effects	0.62				0.53
RPP, excluding foreign exchange effects	$19.67	$2.26	13%	$17.41	$19.49	$2.66	16%	$16.83

Americas RPP, as reported	$22.30	$3.73	20%	$18.57	$22.07	$4.33	24%	$17.74
Foreign exchange effects	0.42				0.39
Americas RPP, excluding foreign exchange effects	$22.72	$4.15	22%	$18.57	$22.46	$4.72	27%	$17.74

Europe RPP, as reported	$17.79	$0.61	4%	$17.18	$17.76	$1.11	7%	$16.65
Foreign exchange effects	0.12				(0.12)
Europe RPP, excluding foreign exchange effects	$17.91	$0.73	4%	$17.18	$17.64	$0.99	6%	$16.65

APAC and Other RPP, as reported	$14.55	$(0.56)	(4)%	$15.11	$14.56	$(0.45)	(3)%	$15.01
Foreign exchange effects	1.61				1.62
APAC and Other RPP, excluding foreign exchange effects	$16.16	$1.05	7%	$15.11	$16.18	$1.17	8%	$15.01

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2024	December 31, 2023

	(In thousands)
Cash and cash equivalents:
United States	$647,811	$647,177
All other countries	189,981	215,263
Total cash and cash equivalents	837,792	862,440
Short-term investments	5,812	6,200
Total cash and cash equivalents and short-term investments	$843,604	$868,640

Long-term debt:
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2026 Exchangeable Notes due June 15, 2026	575,000	575,000
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total long-term debt	3,875,000	3,875,000
Less: Unamortized original issue discount	3,023	3,479
Less: Unamortized debt issuance costs	26,406	29,279
Total long-term debt, net	$3,845,571	$3,842,242
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

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$413,068	$329,865
Net cash used in investing activities	(38,712)	(37,368)
Net cash used in financing activities	(394,643)	(133,744)
2024
Net cash provided by operating activities in 2024 includes adjustments to earnings of $133.7 million of stock-based compensation expense, $41.6 million of depreciation, and $21.3 million of amortization of intangibles. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $28.7 million primarily related to the timing of cash receipts, a decrease in deferred revenue of $22.1 million, and a decrease in taxes payable and receivable of $11.7 million due to the timing of tax payments.
Net cash used in investing activities in 2024 consists primarily of capital expenditures of $29.9 million primarily related to internal development of software and purchases of computer hardware.
Net cash used in financing activities in 2024 is primarily due to purchases of treasury stock of $387.4 million and payments of $10.1 million of withholding taxes paid on behalf of employees for net-settled stock awards.
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
Net cash used in financing activities in 2023 is primarily due to purchases of treasury stock of $145.1 million, payments of $2.6 million of withholding taxes paid on behalf of employees for net-settled stock awards, and purchases of non-controlling interests for $1.9 million. These uses of cash were partially offset by $15.8 million of proceeds from the issuance of common stock pursuant to stock-based awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of June 30, 2024, $499.6 million was available under the Credit Facility.
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

We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $45.3 million for the remainder of 2024, $85.0 million for 2025, and $14.2 million for 2026.
At June 30, 2024, we do not have any off-balance sheet arrangements, other than as described above.
On January 30, 2024, the Board of Directors of the Company approved a share repurchase program for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock. Under the share repurchase program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The share repurchase program may be commenced, suspended or discontinued at any time. During the six months ended June 30, 2024, we repurchased 12.0 million shares for $394.9 million on a trade date basis under the share repurchase program. As of July 26, 2024, $527.7 million in aggregate value of shares of Match Group stock remains available under the share repurchase program.
As of June 30, 2024, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the six months ended June 30, 2024, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2024, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users over a certain age a higher price than younger users for subscriptions to its premium Tinder Plus service. On July 15, 2024, the court granted Plaintiff’s motion to certify a class based upon California Tinder Plus and Tinder Gold subscribers age 29 and over. We believe that we have strong defenses to the allegations in the Candelore lawsuit and will continue to defend vigorously against it.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against the company formerly known as Match Group (“Former Match Group”). See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. On September 11, 2023, both parties filed motions for summary judgment. The case is set for trial in June 2025. We believe we have strong defenses to the FTC’s claims regarding Match.com’s practices, policies, and procedures and will continue to defend vigorously against them.
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
Bardaji Securities Class Action
On March 6, 2023, a Match Group shareholder filed a complaint in federal district court in Delaware against Match Group, Inc., its Chief Executive Officer, its former Chief Executive Officer, and its President and Chief Financial Officer seeking to recover unspecified monetary damages on behalf of a class of acquirers of Match Group securities between November 3, 2021 and January 31, 2023. See Leopold Riola Bardaji v. Match Group, Inc. et al, No. 1:23-cv-00245-UNA (District of Delaware). The complaint alleges that Match Group, Inc. misrepresented and/or failed to disclose that its Tinder business was not effectively executing on its new product initiatives; as a result, Tinder was not on track to deliver its planned product initiatives in 2022; and therefore, Match Group, Inc.’s statements about its Tinder’s business, product initiatives, operations, and prospects lacked a reasonable basis. On July 24, 2023, lead plaintiff Northern California Pipe Trades Trust Funds filed an amended complaint. The amended complaint added allegations regarding misrepresentations relating to Match Group's acquisition of Hyperconnect and the business' subsequent integration and performance. On September 20, 2023, defendants filed a motion to dismiss. On July 12, 2024, the court granted defendants’ motion to dismiss without prejudice. We believe that we have strong defenses to the allegations in this lawsuit and will defend vigorously against them.
Oksayan Class Action
On February 14, 2024, a putative class action lawsuit was filed against Match Group, Inc. in the Northern District of California by six plaintiffs from California, New York, Georgia, and Florida. Among other things, Plaintiffs allege that the Tinder, Hinge, and The League apps are designed to be "addictive" in violation of various consumer protection, product liability, negligence, and other laws. Plaintiffs claim that these services’ business models and features addict unsuspecting users, leading to increased depression, loneliness, among other things. Plaintiffs further allege that Tinder, Hinge, and The League failed to warn them of the risks of addiction and that the apps are engaging in fraudulent business practices by marketing their apps in a misleading way. Plaintiffs seek monetary damages, as well as injunctive relief (implementing warnings, discontinuing certain marketing campaigns, providing resources). On June 10, 2024, plaintiffs filed an amended complaint, and on July 22, 2024, we filed a motion to compel plaintiffs’ claims to arbitration. We believe that we have strong defenses to the allegations in this lawsuit and will defend vigorously against them.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2024.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2024	65,845	$36.05	65,845	$800,000,017
May 2024	2,277,988	$30.07	2,277,988	731,500,204
June 2024	4,072,804	$31.03	4,072,804	605,133,802
Total	6,416,637	$30.74	6,416,637	$605,133,802
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
Item 5.    Other Information
Insider Trading Arrangements
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Summary of Non-Employee Director Compensation Arrangements (revised June 20, 2024)					†
10.2	Match Group, Inc. 2024 Stock and Annual Incentive Plan	8-K	001-34148	10.1	6/21/2024
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 1, 2024	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
President and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	President and Chief Financial Officer	August 1, 2024
Gary Swidler