Form 10-Q
period 2024-09-30
Match Group, Inc.
filed 2024-11-12
CIK 891103

As filed with the Securities and Exchange Commission on November 8, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2024
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of November 1, 2024, there were 251,090,997 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2024	December 31, 2023

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$855,532	$862,440
Short-term investments	5,323	6,200
Accounts receivable, net of allowance of $441 and $603, respectively	340,087	298,648
Other current assets	121,759	104,023
Total current assets	1,322,701	1,271,311
Property and equipment, net of accumulated depreciation and amortization of $295,794 and $249,223, respectively	172,112	194,525
Goodwill	2,319,732	2,342,612
Intangible assets, net of accumulated amortization of $132,338 and $121,489, respectively	241,226	305,746
Deferred income taxes	242,610	259,803
Other non-current assets	127,456	133,889
TOTAL ASSETS	$4,425,837	$4,507,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$27,351	$13,187
Deferred revenue	181,411	211,282
Accrued expenses and other current liabilities	321,526	307,299
Total current liabilities	530,288	531,768
Long-term debt, net	3,847,272	3,842,242
Income taxes payable	30,744	24,860
Deferred income taxes	13,405	26,302
Other long-term liabilities	92,632	101,787

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 293,796,353 and 289,631,352 shares issued; and 253,956,092 and 268,890,470 outstanding at September 30, 2024 and December 31, 2023, respectively	294	290
Additional paid-in capital	8,729,833	8,529,200
Retained deficit	(6,738,049)	(7,131,029)
Accumulated other comprehensive loss	(407,534)	(385,471)
Treasury stock; 39,840,261 and 20,740,882 shares, respectively	(1,673,070)	(1,032,538)
Total Match Group, Inc. shareholders’ equity	(88,526)	(19,548)
Noncontrolling interests	22	475
Total shareholders’ equity	(88,504)	(19,073)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,425,837	$4,507,886
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Revenue	$895,484	$881,600	$2,619,197	$2,498,276
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	253,129	255,598	754,859	745,902
Selling and marketing expense	156,656	153,408	476,585	427,364
General and administrative expense	103,923	107,095	324,468	305,404
Product development expense	103,724	94,141	333,037	286,614
Depreciation	25,302	17,310	66,915	42,427
Impairments and amortization of intangibles	42,090	10,489	63,409	33,921
Total operating costs and expenses	684,824	638,041	2,019,273	1,841,632
Operating income	210,660	243,559	599,924	656,644
Interest expense	(40,120)	(40,380)	(120,511)	(119,473)
Other income, net	7,100	7,905	27,099	14,729
Earnings before income taxes	177,640	211,084	506,512	551,900
Income tax provision	(41,159)	(47,328)	(113,477)	(130,108)
Net earnings	136,481	163,756	393,035	421,792
Net (earnings) loss attributable to noncontrolling interests	(13)	(29)	(55)	89
Net earnings attributable to Match Group, Inc. shareholders	$136,468	$163,727	$392,980	$421,881

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.53	$0.59	$1.49	$1.52
Diluted	$0.51	$0.57	$1.43	$1.46

Stock-based compensation expense by function:
Cost of revenue	$1,747	$1,521	$5,267	$4,511
Selling and marketing expense	3,259	2,374	9,395	6,845
General and administrative expense	26,639	27,862	75,868	69,067
Product development expense	32,843	29,988	107,645	83,522
Total stock-based compensation expense	$64,488	$61,745	$198,175	$163,945

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Net earnings	$136,481	$163,756	$393,035	$421,792
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	81,472	(44,754)	(22,093)	(94,368)
Total other comprehensive income (loss)	81,472	(44,754)	(22,093)	(94,368)
Comprehensive income	217,953	119,002	370,942	327,424
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(13)	(29)	(55)	89
Change in foreign currency translation adjustment attributable to noncontrolling interests	(13)	14	30	17
Comprehensive (income) loss attributable to noncontrolling interests	(26)	(15)	(25)	106
Comprehensive income attributable to Match Group, Inc. shareholders	$217,927	$118,987	$370,917	$327,530
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended September 30, 2024

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of June 30, 2024	$293	293,024	$8,663,157	$(6,874,517)	$(488,993)	$(1,430,180)	$(130,240)	$128	$(130,112)
Net earnings for the three months ended September 30, 2024	—	—	—	136,468	—	—	136,468	13	136,481
Other comprehensive income, net of tax	—	—	—	—	81,459	—	81,459	13	81,472
Stock-based compensation expense	—	—	65,855	—	—	—	65,855	—	65,855
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	1	772	1,243	—	—	—	1,244	—	1,244
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(554)	(554)
Purchase of treasury stock	—	—	—	—	—	(242,890)	(242,890)	—	(242,890)
Adjustment of noncontrolling interests to fair value	—	—	(422)	—	—	—	(422)	422	—
Other	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2024	$294	293,796	$8,729,833	$(6,738,049)	$(407,534)	$(1,673,070)	$(88,526)	$22	$(88,504)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2024

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of December 31, 2023	$290	289,631	$8,529,200	$(7,131,029)	$(385,471)	$(1,032,538)	$(19,548)	$475	$(19,073)
Net earnings for the nine months ended September 30, 2024	—	—	—	392,980	—	—	392,980	55	393,035
Other comprehensive loss, net of tax	—	—	—	—	(22,063)	—	(22,063)	(30)	(22,093)
Stock-based compensation expense	—	—	203,678	—	—	—	203,678	—	203,678
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	4	4,165	(2,023)	—	—	—	(2,019)	—	(2,019)
Purchase of noncontrolling interest	—	—	397	—	—	—	397	(2,019)	(1,622)
Purchase of treasury stock	—	—	—	—	—	(640,532)	(640,532)	—	(640,532)
Adjustment of noncontrolling interests to fair value	—	—	(1,418)	—	—	—	(1,418)	1,418	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	—	—	—	—	150	150
Other	—	—	(1)	—	—	—	(1)	(27)	(28)
Balance as of September 30, 2024	$294	293,796	$8,729,833	$(6,738,049)	$(407,534)	$(1,673,070)	$(88,526)	$22	$(88,504)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Net earnings	$393,035	$421,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	198,175	163,945
Depreciation	66,915	42,427
Impairments and amortization of intangibles	63,409	33,921
Deferred income taxes	5,223	44,789
Other adjustments, net	5,553	6,647
Changes in assets and liabilities
Accounts receivable	(41,412)	(100,134)
Other assets	4,968	7,457
Accounts payable and other liabilities	403	15,701
Income taxes payable and receivable	11,387	7,779
Deferred revenue	(29,647)	(23,652)
Net cash provided by operating activities	678,009	620,672
Cash flows from investing activities:
Capital expenditures	(43,011)	(50,020)
Other, net	(8,061)	2,444
Net cash used in investing activities	(51,072)	(47,576)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to stock-based awards	9,411	16,407
Withholding taxes paid on behalf of employees on net settled stock-based awards	(11,430)	(5,933)
Purchase of treasury stock	(630,623)	(445,108)
Purchase of noncontrolling interests	(1,291)	(1,872)
Other, net	(2,193)	—
Net cash used in financing activities	(636,126)	(436,506)
Total cash (used) provided	(9,189)	136,590
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,281	(2,104)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,908)	134,486
Cash, cash equivalents, and restricted cash at beginning of period	862,440	572,516
Cash, cash equivalents, and restricted cash at end of period	$855,532	$707,002
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2023 was $211.3 million. During the nine months ended September 30, 2024, the Company recognized $202.9 million of revenue that was included in the deferred revenue balance as of December 31, 2023. The current deferred revenue balance at September 30, 2024 is $181.4 million. At September 30, 2024 and December 31, 2023, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Revenue:
Direct Revenue	$879,196	$866,800	$2,572,628	$2,457,374
Indirect Revenue (principally advertising revenue)	16,288	14,800	46,569	40,902
Total Revenue	$895,484	$881,600	$2,619,197	$2,498,276

Direct Revenue:
Tinder	$503,217	$508,521	$1,464,649	$1,424,413
Hinge	145,425	107,265	402,747	280,349
Match Group Asia(a)	72,164	76,765	217,307	229,031
Evergreen & Emerging(b)	158,390	174,249	487,925	523,581
Total Direct Revenue	$879,196	$866,800	$2,572,628	$2,457,374
______________________
(a)Primarily consists of the brands Pairs™ and Azar®.
(b)Primarily consists of the brands Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands.
Recent Accounting Pronouncements
Accounting pronouncements not yet adopted by the Company
In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, ASU No. 2023-07 requires the disclosure of the title and position of the Chief Operating Decision Maker. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect ASU No. 2023-07 to impact only our disclosures with no impacts to our results of operations, cash flows, or financial condition.
In December 2023, the FASB issued ASU No. 2023-09, which focuses on the income tax rate reconciliation and income taxes paid. ASU No. 2023-09 requires a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold on an annual basis. In addition, entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign, and by jurisdiction, if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU No. 2023-09 disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect ASU No. 2023-09 to impact only our disclosures with no impacts to our results of operations, cash flows, or financial condition.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2—INCOME TAXES
At the end of each interim period, the Company estimates the annual effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects, is individually computed and recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws or rates, tax status, and judgment on the realizability of beginning-of-the-year deferred tax assets in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.
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
For the three months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $41.2 million and $47.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $113.5 million and $130.1 million, respectively. The effective tax rates for both the three and nine-month periods in 2024 and 2023 were higher than the U.S. statutory federal rate primarily due to the effects of nondeductible stock-based compensation, state income taxes, and foreign income taxed at higher rates. These effects were partially offset by the lower tax rate on U.S. income derived from foreign sources and research credits. The nine-month period ended September 30, 2024 also included a benefit realized upon the conclusion of certain state income tax audits.
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
At September 30, 2024 and December 31, 2023, unrecognized tax benefits, including interest and penalties, were $46.5 million and $45.8 million, respectively. If unrecognized tax benefits at September 30, 2024 are subsequently recognized, income tax expense would be reduced by $43.2 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2023 was $41.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.1 million by September 30, 2025 due to expirations of statutes of limitations, which would reduce the income tax provision.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended September 30, 2024 and 2023 were not material. At September 30, 2024, noncurrent income taxes payable includes accrued interest and penalties of $1.4 million. The comparable amount as of December 31, 2023 was $0.9 million.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At September 30, 2024 and December 31, 2023, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $19.3 million and $14.3 million, respectively, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through September 30, 2024 were $2.1 million. For both the nine months ended September 30, 2024 and 2023, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of September 30, 2024 and December 31, 2023, the Company has elected the measurement alternative. For the three and nine months ended September 30, 2024 and 2023, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2024
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$181,586	$—	$181,586
Time deposits	—	131,000	131,000
Short-term investments:
Time deposits	—	5,323	5,323
Total	$181,586	$136,323	$317,909

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	December 31, 2023
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$125,659	$—	$125,659
Time deposits	—	75,000	75,000
Short-term investments:
Time deposits	—	6,200	6,200
Total	$125,659	$81,200	$206,859
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
During the third quarter of 2024, in connection with our decision to terminate live streaming services in our dating applications, including Plenty of Fish, and to sunset our Hakuna application, which provided live streaming primarily in Asia, we recognized impairment charges of $30.6 million related to indefinite- and definite-lived intangible assets in the Match Group Asia and Evergreen & Emerging segments. For certain assets with no remaining cash flow, the Company fully impaired the asset. For assets with remaining cash flows, the Company conducted discounted cash flow valuations. The Company also reclassified an indefinite-lived intangible asset with a carrying value of $47.2 million to the definite-lived intangible asset category as of September 30, 2024 because the asset is no longer considered to have an indefinite life.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a) (b)	$(3,847,272)	$(3,674,674)	$(3,842,242)	$(3,586,177)
______________________
(a)At September 30, 2024 and December 31, 2023, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $27.7 million and $32.8 million, respectively.
(b)At September 30, 2024, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes (described in “Note 4—Long-term Debt, net”) is $539.5 million and $516.9 million, respectively. At December 31, 2023, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes is $517.2 million and $500.3 million, respectively.
At September 30, 2024 and December 31, 2023, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	September 30, 2024	December 31, 2023

	(In thousands)
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1	500,000	500,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,875,000	3,875,000
Less: Unamortized original issue discount	2,789	3,479
Less: Unamortized debt issuance costs	24,939	29,279
Total long-term debt, net	$3,847,272	$3,842,242
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
At September 30, 2024 and December 31, 2023, the Credit Facility has a borrowing capacity of $500 million and $750 million, respectively. At both September 30, 2024 and December 31, 2023, there were no outstanding borrowings under the Credit Facility. At September 30, 2024 and December 31, 2023, there were letters of credit of $0.6 million and $0.4 million, respectively. At September 30, 2024 and December 31, 2023, there was $499.4 million and $749.6 million, respectively, of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of September 30, 2024. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus an

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
applicable margin based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both September 30, 2024 and December 31, 2023, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at Adjusted Term SOFR plus 1.75% and the applicable rate was 6.71% and 7.27% at September 30, 2024 and December 31, 2023, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio as set forth in the Credit Agreement.
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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at September 30, 2024. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

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
No 2026 or 2030 Exchangeable Notes were presented for exchange during the nine months ended September 30, 2024. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of September 30, 2024.
At both September 30, 2024 and December 31, 2023, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on September 30, 2024 and December 31, 2023, respectively.
Additionally, all or any portion of the 2026 Exchangeable Notes may be redeemed for cash, at the issuer’s option, at any time, and for the 2030 Exchangeable Notes on or after July 20, 2026, if the last reported sale price

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The following table sets forth the components of the outstanding Exchangeable Notes as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$575,000	$575,000	$575,000	$575,000
Less: Unamortized debt issuance costs	2,776	5,853	3,976	6,630
Net carrying value included in long-term debt, net	$572,224	$569,147	$571,024	$568,370
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,257	$2,875	$1,257	$2,875
Amortization of debt issuance costs	404	261	400	256
Total interest expense recognized	$1,661	$3,136	$1,657	$3,131

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$3,773	$8,625	$3,773	$8,625
Amortization of debt issuance costs	1,200	777	1,186	760
Total interest expense recognized	$4,973	$9,402	$4,959	$9,385
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
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at September 30, 2024:

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
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three and nine months ended September 30, 2024 and 2023, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended September 30,
	2024	2023

	(In thousands)
Balance at July 1	$(488,993)	$(418,793)
Other comprehensive income (loss)	81,459	(44,740)
Balance at September 30	$(407,534)	$(463,533)

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Balance at January 1	$(385,471)	$(369,182)
Other comprehensive loss	(22,067)	(94,351)
Amounts reclassified into earnings	4	—
Net period other comprehensive loss	(22,063)	(94,351)
Balance at September 30	$(407,534)	$(463,533)
At both September 30, 2024 and 2023, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$136,481	$136,481	$163,756	$163,756
Net earnings attributable to noncontrolling interests	(13)	(13)	(29)	(29)
Impact from subsidiaries’ dilutive securities	—	(6)	—	(12)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	3,171	—	3,179
Net earnings attributable to Match Group, Inc. shareholders	$136,468	$139,633	$163,727	$166,894

Denominator
Weighted average basic shares outstanding	257,070	257,070	275,223	275,223
Dilutive securities(b)(c)	—	5,271	—	4,760
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	13,397
Denominator for earnings per share—weighted average shares(b)(c)	257,070	275,738	275,223	293,380

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.53	$0.51	$0.59	$0.57

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$393,035	$393,035	$421,792	$421,792
Net (earnings) loss attributable to noncontrolling interests	(55)	(55)	89	89
Impact from subsidiaries’ dilutive securities	—	(19)	—	(76)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	9,513	—	9,536
Net earnings attributable to Match Group, Inc. shareholders	$392,980	$402,474	$421,881	$431,341

Denominator
Weighted average basic shares outstanding	263,181	263,181	277,524	277,524
Dilutive securities(b)(c)	—	4,677	—	4,075
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	13,397
Denominator for earnings per share—weighted average shares(b)(c)	263,181	281,255	277,524	294,996

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$1.49	$1.43	$1.52	$1.46
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For both the three and nine months ended September 30, 2024 and 2023, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three and nine months ended September 30, 2024, 21.2 million and 17.9 million potentially dilutive securities, respectively, and for both the three and nine months ended September 30, 2023, 16.3 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2024 and 2023, 2.6 million and 3.4 million shares, respectively, underlying market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7—SEGMENT INFORMATION
Due to recent business developments and continual assessment of the requirements under ASC 280, Segment Reporting, the Company has reassessed its segment conclusions and determined that effective with this Quarterly Report on Form 10-Q, we are presenting four operating and reportable segments. The four operating and reportable segments consist of brands or group of brands within our portfolio: Tinder, Hinge, Match Group Asia (“MG Asia”), and Evergreen & Emerging. We believe that providing additional information about these segments will provide investors more insight into how we manage our portfolio of brands to drive value at the Match Group level.
Corporate and unallocated costs includes 1) corporate expenses (such as executive management, investor relations, corporate development, and board of director and public company listing fees), 2) portions of corporate services (such as legal, human resources, accounting, and tax), and 3) certain centrally managed services and technology that have not been allocated to the individual business segments (such as central trust and safety operations and certain shared software).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Revenue:
Tinder	$516,778	$520,688	$1,502,796	$1,457,889
Hinge	145,425	107,265	402,747	280,349
MG Asia	72,282	76,972	217,768	229,680
Evergreen & Emerging	161,181	176,675	496,074	530,358
Eliminations	(182)	—	(188)	—
Total	$895,484	$881,600	$2,619,197	$2,498,276
The following table presents the segment profitability measure and a reconciliation of total segment operating income to earnings before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Operating income (loss):
Tinder	$234,812	$256,513	$664,396	$718,521
Hinge	42,241	23,190	90,978	47,395
MG Asia	(18,956)	(2,324)	(31,789)	(1,784)
Evergreen & Emerging	2,965	25,778	39,566	69,127
Total segment operating income	261,062	303,157	763,151	833,259
Corporate and unallocated costs	(50,402)	(59,598)	(163,227)	(176,615)
Interest expense	(40,120)	(40,380)	(120,511)	(119,473)
Other income, net	7,100	7,905	27,099	14,729
Earnings before income taxes	$177,640	$211,084	$506,512	$551,900

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The Chief Operating Decision Maker does not review disaggregated assets on a segment basis; therefore, such information is not presented. Interest income and other income, net are not allocated to individual segments as these are managed on a consolidated basis. The accounting policies for segment reporting are the same as for our consolidated financial statements.
As a result of the change to our operating segments, we reassessed our reporting units and determined that the four operating segments are also our reporting units for the purpose of evaluating goodwill for impairment. The Company has re-allocated goodwill to each of the four reporting units based on their relative fair values as of September 30, 2024. This change in reporting units is considered a triggering event that requires a goodwill impairment assessment to be performed immediately before and after the change. These goodwill impairment tests were performed by comparing the estimated fair value of each reporting unit to its carrying value and no impairments were identified. Goodwill was allocated to each of the four reporting units as follows: Tinder $1.5 billion; Hinge $0.5 billion; MG Asia $0.1 billion; and Evergreen & Emerging $0.2 billion.
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$855,532	$862,440	$706,881	$572,395
Restricted cash included in other current assets	—	—	121	121
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$855,532	$862,440	$707,002	$572,516
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Beginning with this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, Match Group will present our business units as four operating segments consisting of Tinder, Hinge, Match Group Asia, and Evergreen & Emerging. We believe providing additional information about these business units will provide investors more insight into how we manage our portfolio of brands to drive value at the Match Group level. Additionally, we will include a “Corporate and unallocated costs” category for expenses, the components of which are defined below. As a result of these changes, we will no longer report revenue by geography as we believe it is less insightful following the shift to multiple business units.
Key Terms:
Operating and financial metrics:
•Tinder consists of the world-wide activity of the brand Tinder®.
•Hinge consists of the world-wide activity of the brand Hinge®.
•Match Group Asia (“MG Asia”) consists of the world-wide activity of the brands primarily focused on Asia and the Middle East, including Pairs™ and Azar®.
•Evergreen & Emerging (“E&E”) consists of the world-wide activity primarily of the brands Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands.
•Corporate and unallocated costs includes 1) corporate expenses (such as executive management, investor relations, corporate development, and board of directors and public company listing fees), 2) portions of corporate services (such as legal, human resources, accounting, and tax), and 3) certain centrally managed services and technology that have not been allocated to the individual business segments (such as central trust and safety operations and certain shared software).
•Direct Revenue is revenue that is received directly from end users of our services and includes both subscription and à la carte revenue.
•Indirect Revenue is revenue that is not received directly from an end user of our services, substantially all of which is advertising revenue.
•Payers are unique users at a brand level in a given month from whom we earned Direct Revenue. When presented as a quarter-to-date or year-to-date value, Payers represents the average of the monthly values for the respective period presented. At a consolidated level and a business unit level to the extent a business unit consists of multiple brands, duplicate Payers may exist when we earn revenue from the same individual at multiple brands in a given month, as we are unable to identify unique individuals across brands in the Match Group portfolio.
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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. On March 20, 2024, we entered into an amendment to reduce the borrowing availability under the Credit Facility from $750 million to $500 million and extend the maturity date of the Credit Facility. As of September 30, 2024, there was $0.6 million outstanding in letters of credit and $499.4 million of availability under the Credit Facility. As of December 31, 2023, there was $0.4 million outstanding in letters of credit and $749.6 million of availability under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2023, the Term Loan bore interest at a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”) plus 1.75% and the then applicable rate was 7.27%. As of September 30, 2024, the applicable rate was 6.71% and $425 million was outstanding.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of September 30, 2024, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of September 30, 2024, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of September 30, 2024, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of September 30, 2024, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of September 30, 2024, $500 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of September 30, 2024, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of September 30, 2024, $575 million aggregate principal amount was outstanding.
Non-GAAP financial measure:
•Adjusted Operating Income - is a Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for the definition of Adjusted Operating Income and a reconciliation of operating income to Adjusted Operating Income.

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
Company Updates
In July 2024, we announced our decision to terminate live streaming services in our dating applications, including Plenty of Fish, and to sunset our Hakuna application, which provided live streaming primarily in Asia. At the beginning of 2024, our live streaming services and Hakuna application collectively were projected to have 2024 annual total revenue of approximately $60 million. We incurred expenses of approximately $2.1 million in severance and other costs related to the closure of these services in the three months ended September 30, 2024. Additionally, we recognized impairments of $30.6 million of intangible assets and write-offs of $4.6 million of internally developed software assets associated with these live streaming services in the three months ended September 30, 2024.
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

Results of Operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	$ Change	% Change	2023	2024	$ Change	% Change	2023

	(In thousands, except RPP)
Direct Revenue:
Tinder	$503,217	$(5,304)	(1)%	$508,521	$1,464,649	$40,236	3%	$1,424,413
Hinge	145,425	38,160	36%	107,265	402,747	122,398	44%	280,349
MG Asia	72,164	(4,601)	(6)%	76,765	217,307	(11,724)	(5)%	229,031
Evergreen & Emerging	158,390	(15,859)	(9)%	174,249	487,925	(35,656)	(7)%	523,581
Total Direct Revenue	879,196	12,396	1%	866,800	2,572,628	115,254	5%	2,457,374
Indirect Revenue	16,288	1,488	10%	14,800	46,569	5,667	14%	40,902
Total Revenue	$895,484	$13,884	2%	$881,600	$2,619,197	$120,921	5%	$2,498,276

Payers:
Tinder	9,945	(467)	(4)%	10,412	9,764	(747)	(7)%	10,511
Hinge	1,602	275	21%	1,327	1,503	301	25%	1,202
MG Asia	1,046	129	14%	917	1,002	100	11%	902
Evergreen & Emerging	2,621	(435)	(14)%	3,056	2,726	(400)	(13)%	3,126
Total	15,214	(498)	(3)%	15,712	14,995	(746)	(5)%	15,741

(Change calculated using non-rounded numbers)
RPP:
Tinder	$16.87	$0.59	4%	$16.28	$16.67	$1.61	11%	$15.06
Hinge	$30.26	$3.31	12%	$26.95	$29.77	$3.85	15%	$25.92
MG Asia	$23.00	$(4.92)	(18)%	$27.92	$24.11	$(4.17)	(15)%	$28.28
Evergreen & Emerging	$20.14	$1.13	6%	$19.01	$19.89	$1.28	7%	$18.61
Total	$19.26	$0.87	5%	$18.39	$19.06	$1.71	10%	$17.35
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Tinder Direct Revenue declined 1% in 2024 versus 2023, driven by a 4% decrease in both Payers and à la carte revenue, partially offset by growth in subscription revenue primarily due to the trailing effects of pricing optimizations.
Hinge Direct Revenue grew 36% in 2024 versus 2023, driven by 21% growth in Payers as Hinge continues to expand in the U.S. and European markets, and 12% growth in RPP.
MG Asia Direct Revenue declined 6% over the prior year quarter, primarily driven by the strengthening of the U.S. dollar compared to the Turkish Lira and Japanese Yen. Excluding these foreign exchange impacts, MG Asia Direct Revenue decreased 1% over the prior year quarter primarily related to Payer declines at the Pairs brand, partially offset by Payer growth at Azar.
E&E Direct Revenue declined 9% over the prior year quarter, as our Evergreen brands collectively declined 14%, which was partially offset by a collective increase at our Emerging brands of 14%.
Indirect Revenue increased due to a higher price per impression received and higher ad impressions.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Tinder Direct Revenue grew 3% in 2024 versus 2023, driven by 11% growth in RPP due to pricing optimizations in the U.S. market and weekly subscription offerings that were initially introduced late in the first quarter of 2023, partially offset by a 7% decrease in Payers due to the pricing optimizations and a decrease in users.
Hinge Direct Revenue grew 44% in 2024 versus 2023, driven by 25% growth in Payers and 15% growth in RPP due to user growth, pricing optimizations, and weekly subscription offerings at Hinge that started in the second quarter of 2023.
MG Asia Direct Revenue declined 5% in 2024 versus 2023, primarily driven by the factors described above in the three-month discussion. Excluding foreign exchange impacts, MG Asia Direct Revenue increased 5% over the prior year quarter primarily due to Payer growth at Azar.
E&E Direct Revenue declined 7% in 2024 versus 2023, driven by a collective decline at our Evergreen brands of 12% partially offset by collective growth at our Emerging brands of 18%.
Indirect Revenue increased due to the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Three Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Cost of revenue	$253,129	$(2,469)	(1)%	$255,598
Percentage of revenue	28%			29%
Cost of revenue decreased 1% primarily due to a decrease in live streaming costs of $7.8 million, a decrease in credit card fees of $2.1 million, and a decrease in in-app purchase fees of $1.1 million, which was primarily due to the Google litigation settlement implementation this year and escrow payments related to the litigation in the prior year. Partially offsetting these decreases was an increase in web hosting fees of $4.4 million.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Cost of revenue	$754,859	$8,957	1%	$745,902
Percentage of revenue	29%			30%
Cost of revenue increased 1% primarily due to an increase in web hosting fees of $14.0 million and an increase in in-app purchase fees of $12.5 million, which was partially offset by the Google litigation settlement implementation this year and escrow payments related to the litigation in the prior year. These increases were partially offset by a decrease in live streaming costs of $11.9 million and a decrease in credit card fees of $5.1 million.

Selling and marketing expense
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Three Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Selling and marketing expense	$156,656	$3,248	2%	$153,408
Percentage of revenue	17%			17%
Selling and marketing expense increased primarily due to higher marketing spend at Hinge, Tinder, and certain Emerging brands.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Selling and marketing expense	$476,585	$49,221	12%	$427,364
Percentage of revenue	18%			17%
Selling and marketing expense increased primarily due to the factors described above in the three-month discussion.
General and administrative expense
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Three Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
General and administrative expense	$103,923	$(3,172)	(3)%	$107,095
Percentage of revenue	12%			12%
General and administrative expense decreased primarily due to a decrease in legal and other professional fees of $5.8 million, partially offset by an increase in employee compensation.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
General and administrative expense	$324,468	$19,064	6%	$305,404
Percentage of revenue	12%			12%
General and administrative expense increased primarily due to an increase in employee compensation of $15.1 million, which includes a stock-based compensation increase of $6.8 million as a result of new stock-based awards granted in the current year and lower forfeitures of stock-based awards in 2024 as compared to 2023, and an increase in taxes of $8.3 million due to Canada’s implementation of a digital sales tax in June 2024 retroactive to 2022.

Product development expense
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Three Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Product development expense	$103,724	$9,583	10%	$94,141
Percentage of revenue	12%			11%
Product development expense increased primarily due to an increase in compensation expense of $8.0 million related to higher headcount at Tinder and lower capitalized labor costs at Tinder and higher software and hardware costs.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Product development expense	$333,037	$46,423	16%	$286,614
Percentage of revenue	13%			11%
Product development expense increased primarily due to the factors described above in the three-month discussion.
Depreciation
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Three Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Depreciation	$25,302	$7,992	46%	$17,310
Percentage of revenue	3%			2%
Depreciation was higher in 2024 compared to 2023 primarily due the write off of internally developed software associated with our live streaming services of $4.6 million, and an increase in internally developed software placed in service.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Depreciation	$66,915	$24,488	58%	$42,427
Percentage of revenue	3%			2%
Depreciation was higher in 2024 compared to 2023 primarily due to the factors described above in the three-month discussion.

Impairments and amortization of intangibles
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Three Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Impairments and amortization of intangibles	$42,090	$31,601	301%	$10,489
Percentage of revenue	5%			1%
Impairments and amortization of intangibles increased primarily due to impairments of intangible assets of $30.6 million at E&E and MG Asia as a result of the termination of our live streaming services and Hakuna brand in 2024.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Impairments and amortization of intangibles	$63,409	$29,488	87%	$33,921
Percentage of revenue	2%			1%
Amortization of intangibles increased primarily due to the factors described above in the three-month discussion.

Operating income and Adjusted Operating Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	$ Change	% Change	2023	2024	$ Change	% Change	2023

	(Dollars in thousands)
Operating income (loss)
Tinder	$234,812	$(21,701)	(8)%	$256,513	$664,396	$(54,125)	(8)%	$718,521
Hinge	42,241	19,051	82%	23,190	90,978	43,583	92%	47,395
MG Asia	(18,956)	(16,632)	NM	(2,324)	(31,789)	(30,005)	NM	(1,784)
Evergreen & Emerging	2,965	(22,813)	(88)%	25,778	39,566	(29,561)	(43)%	69,127
Corporate and unallocated costs	(50,402)	9,196	(15)%	(59,598)	(163,227)	13,388	(8)%	(176,615)
Operating income	$210,660	$(32,899)	(14)%	$243,559	$599,924	$(56,720)	(9)%	$656,644

Adjusted Operating Income (Loss)
Tinder	$266,833	$(14,661)	(5)%	$281,494	$759,378	$(26,369)	(3)%	$785,747
Hinge	51,460	20,198	65%	31,262	122,658	54,839	81%	67,819
MG Asia	17,779	1,452	9%	16,327	45,055	(4,230)	(9)%	49,285
Evergreen & Emerging	41,423	(4,611)	(10)%	46,034	121,659	(4,054)	(3)%	125,713
Corporate and unallocated costs	(34,955)	7,059	(17)%	(42,014)	(120,327)	11,300	(9)%	(131,627)
Adjusted Operating Income	$342,540	$9,437	3%	$333,103	$928,423	$31,486	4%	$896,937
______________________
NM = Not meaningful
For a reconciliation of operating income to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Operating income decreased 14% and Adjusted Operating Income increased 3%. Operating income and Adjusted Operating Income each benefited from the increase in revenue of $13.9 million which was driven by growth at Hinge, and a decrease in cost of revenue due to lower live streaming costs related to the termination of live streaming services in 2024. These benefits were partially offset by an increase in product development expenses related to employee compensation due to increases in headcount at Tinder and an increase in selling and marketing expense, primarily at Tinder and Hinge. Operating income was further impacted by (i) impairments of intangible assets at E&E and MG Asia in 2024 as a result of the termination of our live streaming services and Hakuna brand, (ii) increased depreciation expense due to increases in internally developed software placed in service, and (iii) increases in stock-based compensation expense, primarily as result of new stock-based awards granted in the current year.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Operating income decreased 9% and Adjusted Operating Income increased 4%, primarily due to the factors described above in the three-month discussion. Operating income and Adjusted Operating Income were further impacted by increases in cost of revenue related to increases in web hosting fees and in-app purchase fees, and increases in general and administrative expense mainly due to increases in employee compensation and increases in digital sales taxes.
At September 30, 2024, there was $400.1 million of unrecognized compensation cost, net of estimated forfeitures, related to stock-based awards, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Interest expense
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Three Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Interest expense	$40,120	$(260)	(1)%	$40,380
Interest expense remained relatively flat as compared to the prior year.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Interest expense	$120,511	$1,038	1%	$119,473
Interest expense remained relatively flat as compared to the prior year.
Other income, net
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Three Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Other income, net	$7,100	$(805)	(10)%	$7,905
Other income, net in 2024 includes interest income of $11.3 million, partially offset by $4.0 million in net foreign currency losses.
Other income, net in 2023 includes interest income of $7.8 million, partially offset by $0.7 million in net foreign currency losses.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Other income, net	$27,099	$12,370	84%	$14,729
Other income, net in 2024 includes interest income of $31.7 million, partially offset by $4.7 million in net foreign currency losses.
Other income, net in 2023 includes interest income of $18.8 million, partially offset by $4.8 million in net foreign currency losses.

Income tax provision
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Three Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Income tax provision	$41,159	$(6,169)	(13)%	$47,328
Effective income tax rate	23%			22%
In 2024 and 2023, the effective tax rates of 23% and 22%, respectively, were higher than the statutory rate primarily due to the effects of nondeductible stock-based compensation, state income taxes, and foreign income taxed at higher rates. These effects were partially offset by a lower tax rate on U.S. income derived from foreign sources and research credits.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Income tax provision	$113,477	$(16,631)	(13)%	$130,108
Effective income tax rate	22%			24%
In 2024 and 2023, the effective tax rates of 22% and 24%, respectively, were higher than the statutory rate primarily due to the factors described above in the three-month discussion. The 2024 period also includes a tax benefit realized upon the conclusion of certain state income tax audits.
A number of countries have enacted or are actively drafting legislation to implement the Organization for Economic Cooperation and Development's ("OECD") international tax framework, including the Pillar II minimum tax regime. The Company analyzed the impact of enacted legislation and determined it does not have a material impact to the income tax provision. The Company is continuing to monitor future developments.
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

The following tables reconcile operating income (loss) to Adjusted Operating Income (Loss) for the Company’s reportable segments and at a consolidated level:

	Three Months Ended September 30, 2024
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Impairments and Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$234,812	$22,601	$9,420	$—	$266,833
Hinge	42,241	8,599	620	—	51,460
MG Asia	(18,956)	5,844	8,031	22,860	17,779
Evergreen & Emerging	2,965	13,310	5,918	19,230	41,423
Corporate and unallocated costs	(50,402)	14,134	1,313	—	(34,955)
Total	$210,660	$64,488	$25,302	$42,090	$342,540

	Three Months Ended September 30, 2023
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$256,513	$16,990	$7,991	$—	$281,494
Hinge	23,190	7,515	557	—	31,262
MG Asia	(2,324)	7,288	2,962	8,401	16,327
Evergreen & Emerging	25,778	13,508	4,660	2,088	46,034
Corporate and unallocated costs	(59,598)	16,444	1,140	—	(42,014)
Total	$243,559	$61,745	$17,310	$10,489	$333,103

	Nine Months Ended September 30, 2024
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Impairments and Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$664,396	$66,557	$28,425	$—	$759,378
Hinge	90,978	29,978	1,702	—	122,658
MG Asia	(31,789)	20,683	16,957	39,204	45,055
Evergreen & Emerging	39,566	41,978	15,910	24,205	121,659
Corporate and unallocated costs	(163,227)	38,979	3,921	—	(120,327)
Total	$599,924	$198,175	$66,915	$63,409	$928,423

	Nine Months Ended September 30, 2023
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$718,521	$50,779	$16,447	$—	$785,747
Hinge	47,395	19,019	1,405	—	67,819
MG Asia	(1,784)	16,119	7,908	27,042	49,285
Evergreen & Emerging	69,127	36,213	13,494	6,879	125,713
Corporate and unallocated costs	(176,615)	41,815	3,173	—	(131,627)
Total	$656,644	$163,945	$42,427	$33,921	$896,937
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by business unit, and RPP on a total basis, for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	$ Change	% Change	2023	2024	$ Change	% Change	2023

	(Dollars in thousands)
Total Revenue, as reported	$895,484	$13,884	2%	$881,600	$2,619,197	$120,921	5%	$2,498,276
Foreign exchange effects	11,028				58,920
Total Revenue excluding foreign exchange effects	$906,512	$24,912	3%	$881,600	$2,678,117	$179,841	7%	$2,498,276

Tinder Direct Revenue, as reported	$503,217	$(5,304)	(1)%	$508,521	$1,464,649	$40,236	3%	$1,424,413
Foreign exchange effects	7,922				34,582
Tinder Direct Revenue, excluding foreign exchange effects	$511,139	$2,618	1%	$508,521	$1,499,231	$74,818	5%	$1,424,413

Hinge Direct Revenue, as reported	$145,425	$38,160	36%	$107,265	$402,747	$122,398	44%	$280,349
Foreign exchange effects	(563)				(301)
Hinge Direct Revenue, excluding foreign exchange effects	$144,862	$37,597	35%	$107,265	$402,446	$122,097	44%	$280,349

MG Asia Direct Revenue, as reported	$72,164	$(4,601)	(6)%	$76,765	$217,307	$(11,724)	(5)%	$229,031
Foreign exchange effects	3,679				22,877
MG Asia Direct Revenue, excluding foreign exchange effects	$75,843	$(922)	(1)%	$76,765	$240,184	$11,153	5%	$229,031

E&E Direct Revenue, as reported	$158,390	$(15,859)	(9)%	$174,249	$487,925	$(35,656)	(7)%	$523,581
Foreign exchange effects	(203)				1,121
E&E Direct Revenue, excluding foreign exchange effects	$158,187	$(16,062)	(9)%	$174,249	$489,046	$(34,535)	(7)%	$523,581

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	$ Change	% Change	2023	2024	$ Change	% Change	2023

RPP, as reported	$19.26	$0.87	5%	$18.39	$19.06	$1.71	10%	$17.35
Foreign exchange effects	0.24				0.43
RPP, excluding foreign exchange effects	$19.50	$1.11	6%	$18.39	$19.49	$2.14	12%	$17.35

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2024	December 31, 2023

	(In thousands)
Cash and cash equivalents:
United States	$589,118	$647,177
All other countries	266,414	215,263
Total cash and cash equivalents	855,532	862,440
Short-term investments	5,323	6,200
Total cash and cash equivalents and short-term investments	$860,855	$868,640

Long-term debt:
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2026 Exchangeable Notes due June 15, 2026	575,000	575,000
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total long-term debt	3,875,000	3,875,000
Less: Unamortized original issue discount	2,789	3,479
Less: Unamortized debt issuance costs	24,939	29,279
Total long-term debt, net	$3,847,272	$3,842,242
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

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$678,009	$620,672
Net cash used in investing activities	(51,072)	(47,576)
Net cash used in financing activities	(636,126)	(436,506)
2024
Net cash provided by operating activities in 2024 includes adjustments to earnings of $198.2 million of stock-based compensation expense, $66.9 million of depreciation, and $63.4 million of impairments and amortization of intangibles. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $41.4 million primarily related to the timing of cash receipts and a decrease in deferred revenue of $29.6 million, partially offset by an increase in taxes payable and receivable of $11.4 million due to the timing of tax payments.
Net cash used in investing activities in 2024 consists primarily of capital expenditures of $43.0 million primarily related to internal development of software and purchases of computer hardware.
Net cash used in financing activities in 2024 is primarily due to purchases of treasury stock of $630.6 million and payments of $11.4 million of withholding taxes paid on behalf of employees for net-settled stock-based awards. These uses of cash were partially offset by $9.4 million of proceeds from the issuance of common stock pursuant to stock-based awards.
2023
Net cash provided by operating activities in 2023 includes adjustments to earnings of $163.9 million of stock-based compensation expense, $42.4 million of depreciation, $33.9 million of amortization of intangibles, and deferred income taxes of $44.8 million. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $100.1 million primarily related to the timing of cash receipts, and a decrease in deferred revenue of $23.7 million. These changes were partially offset by an increase in accounts payable and other liabilities of $15.7 million due to the timing of payments and an increase to working capital from taxes payable and receivable of $7.8 million primarily related to the timing of tax payments and receipt of tax refunds.
Net cash used in investing activities in 2023 consists primarily of capital expenditures of $50.0 million primarily related to internal development of software and purchases of computer hardware.
Net cash used in financing activities in 2023 is primarily due to purchases of treasury stock of $445.1 million, payments of $5.9 million of withholding taxes paid on behalf of employees for net-settled stock-based awards, and purchases of non-controlling interests for $1.9 million. These uses of cash were partially offset by $16.4 million of proceeds from the issuance of common stock pursuant to stock-based awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of September 30, 2024, $499.4 million was available under the Credit Facility.
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

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2024 cash capital expenditures will be between $50 million and $55 million, relatively flat to 2023 cash capital expenditures.
We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $105.6 million for 2025, and $14.2 million for 2026.
At September 30, 2024, we do not have any off-balance sheet arrangements, other than as described above.
On January 30, 2024, the Board of Directors of the Company approved a share repurchase program for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock. Under the share repurchase program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The share repurchase program may be commenced, suspended or discontinued at any time. During the nine months ended September 30, 2024, we repurchased 19.1 million shares for $635.6 million on a trade date basis under the share repurchase program. Between October 1 and November 1, 2024, we repurchased 3.0 million shares for $112.1 million. As of November 1, 2024, $252.3 million in aggregate value of shares of Match Group stock remains available under the share repurchase program.
As of September 30, 2024, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the nine months ended September 30, 2024, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2024, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Oksayan Class Action
On February 14, 2024, a putative class action lawsuit was filed against Match Group, Inc. in the Northern District of California by six plaintiffs from California, New York, Georgia, and Florida. Among other things, Plaintiffs allege that the Tinder, Hinge, and The League apps are designed to be "addictive" in violation of various consumer protection, product liability, negligence, and other laws. Plaintiffs claim that these services’ business models and features addict unsuspecting users, leading to increased depression, loneliness, among other things. Plaintiffs further allege that Tinder, Hinge, and The League failed to warn them of the risks of addiction and that the apps are engaging in fraudulent business practices by marketing their apps in a misleading way. Plaintiffs seek monetary damages, as well as injunctive relief (implementing warnings, discontinuing certain marketing campaigns, providing resources). On June 10, 2024, plaintiffs filed an amended complaint, and on July 22, 2024, we filed a motion to compel plaintiffs’ claims to arbitration. Plaintiffs filed a second amended complaint on August 12, 2024, and we filed a motion to dismiss on September 18, 2024. We believe that we have strong defenses to the allegations in this lawsuit and will defend vigorously against them.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2024.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2024	2,530,365	$30.59	2,530,365	$527,720,469
August 2024	1,933,412	$35.55	1,933,412	458,980,892
September 2024	2,601,946	$36.36	2,601,946	364,376,857
Total	7,065,723	$34.07	7,065,723	$364,376,857
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
Item 5.    Other Information
Insider Trading Arrangements
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

November 8, 2024	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
President and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	President and Chief Financial Officer	November 8, 2024
Gary Swidler