Form 10-K
period 2024-12-31
Match Group, Inc.
filed 2025-02-27
CIK 891103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2024
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of February 21, 2025, there were 250,429,132 shares of common stock outstanding.
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024 was $7,861,445,877. For the purpose of the foregoing calculation only, shares held by all directors and executive officers of the registrant are assumed to be held by affiliates of the registrant.
Documents Incorporated By Reference:
Portions of Part III of this Annual Report are incorporated by reference to the Registrant’s proxy statement for its 2025 Annual Meeting of Stockholders.

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
Our portfolio
Tinder
Tinder® was launched in 2012 and has since risen to scale and popularity faster than any other service in the online dating category. Tinder’s patented Swipe® technology has led to significant adoption, particularly among 18 to 25 year-old users, who were historically underserved by the online dating category. Tinder employs a freemium model, through which users are allowed to enjoy many of the core features of Tinder for free, including limited use of the Swipe Right® feature with unlimited communication with other users. However, to enjoy premium features, such as unlimited use of the Swipe Right feature, a Tinder user must subscribe to one of several subscription offerings: Tinder Plus®, Tinder Gold®, or Tinder Platinum®. Tinder users and subscribers may also pay for certain premium features, such as Super Likes™ and Boosts, on a pay-per-use basis. Tinder Explore is an additional feature available for users to discover and interact with others in ways that are non-traditional to Tinder.
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
Evergreen & Emerging (“E&E”)
Our collections of brands within E&E include well-known pioneers in online relationships (which we refer to as Evergreen brands) and newer brands which target specific demographics (which we refer to as Emerging brands). The following brands are included in E&E:
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
Match Group Asia (“MG Asia”)
The focus of the MG Asia brands has primarily been to serve various Asian and Middle Eastern markets. Recently, Azar has expanded into European and U.S. markets. The following brands are included in MG Asia:
Pairs. The Pairs™ app was launched in 2012 and is a leading provider of online dating services in Japan, with a presence in Taiwan and South Korea. Pairs is a dating platform that was specifically designed to address social barriers generally associated with the use of dating services in Japan.
Azar. Azar® was launched in 2014 and acquired in 2021 through our acquisition of Hyperconnect. Azar is a one-to-one video chat service that allow users to meet and interact with a variety of people across the globe in their native language. Azar is primarily focused in the Middle East region, with growth in Western Europe and recent expansion into the U.S.
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
Staying competitive
The industry for social connection apps is competitive and has no single, dominant brand globally. We compete with a number of other companies that provide similar technologies for people to meet each other, including other online dating platforms; other social media platforms and social-discovery apps, such as Facebook, Instagram (owned by Meta), Snap, TikTok, Twitter/X, LinkedIn (owned by Microsoft), Twitch (owned by Amazon), and YouTube (owned by Alphabet); offline dating services, such as in-person matchmakers; and other traditional means of meeting people.
We believe that our ability to attract new users to our brands as well as retain existing users will depend primarily upon the following factors:
•our ability to increase consumer acceptance and adoption of technologies to meet other people, particularly among younger generations being first introduced to our services and in emerging markets and parts of the world where the associated stigma has not yet fully eroded;

•continued growth in internet access and smart phone adoption in certain regions of the world, particularly emerging markets;
•the continued strength of our well-known brands and the growth of our emerging brands;
•the authenticity, breadth, and depth of our active communities of users;
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
How we earn our revenue
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
Our direct revenue is primarily derived from users in the form of recurring subscriptions, which typically provide unlimited access to a package of features for a specified period of time, and to a lesser extent from à la carte features, where users pay a non-recurring fee for a specific consumable benefit or feature. Each of our brands offers a combination of free and paid features targeted to its unique user base. In addition to direct revenue from our users, we generate indirect revenue from advertising, which comprises a much smaller percentage of our overall revenue as compared to direct revenue.
Dependencies on services provided by others
App Stores
We rely on the Apple App Store and the Google Play Store to distribute and monetize our mobile applications. While our mobile applications are free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features are required in most cases to be processed through the in-app payment systems provided by Apple and Google, although some of our applications are currently able to use their own payment systems for in-app purchases made on Android devices. We pay Apple and Google a meaningful share of the revenue we receive from in-app transactions. For additional information, see “Item 1A Risk factors—Risks relating to our business—As the distribution of our services through app stores increases, in order to maintain our profit margins, we have taken steps, and in the future may need to take further steps, to offset increasing app store fees by decreasing traditional marketing expenditures, increasing user volume or monetization per user, consolidating back-office and technical functions, or by engaging in other efforts to increase revenue or decrease costs generally.”

Additionally, when our users and subscribers access and pay through the app stores, Apple and Google may receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. Apple and Google have restricted our access to much of that data.
Both Apple and Google believe they have broad discretion to unilaterally change the terms and conditions governing their respective app stores, including, among other things, the amount of, and requirement to pay, certain fees associated with purchases required to be made through their payment systems. Apple or Google could also make changes to their operating systems or payment services that could negatively impact our business, including by unilaterally raising the prices for those services. For additional information, see “Item 1A Risk factors—Risks relating to our business—Distribution and marketing of, and access to, our services rely, in significant part, on a variety of third-party platforms, in particular, mobile app stores. If these third parties limit, prohibit, or otherwise interfere with features or services or change their policies in any material way, it could adversely affect our business, financial condition, and results of operations.”
The manner in which Apple and Google operate these services is being reviewed by legislative and regulatory bodies globally and challenged in courts in multiple jurisdictions. Notably, the European Union (the “EU”) has, under the Digital Markets Act, designated Apple and Google as “gatekeepers.” As such, we expect Apple and Google to be restricted from, among other things, (i) imposing fees or other requirements that are not fair, reasonable and non-discriminatory to all application developers and (ii) prohibiting application developers from informing users about alternative payment options, offering their own in-app payment systems and making their applications available through alternate app stores on iOS and Android devices or through direct download. In addition, the Republic of Korea has adopted legislation that prohibits Apple and Google from requiring that developers exclusively use Apple and Google to process payments. Further, courts and regulators in several jurisdictions, including the U.S., France, India, and the Netherlands have found that certain app store commissions and policies, such as the requirement that application developers exclusively use their payment systems, violate laws in those jurisdictions. Multiple other jurisdictions, including the United Kingdom, Japan, Mexico, Brazil, Indonesia, Chile, and Australia, are investigating, considering regulatory action or considering legislation to restrict or prohibit these practices. The United States Congress, as well as a number of state legislatures, are also considering legislation that would regulate certain terms of the relationships between developers and Apple and Google and prohibit Apple and Google from requiring the use of their respective payment systems for in-app purchases.
Cloud and Other Services
We rely on third parties, primarily data centers and cloud-based, hosted web service providers, such as Amazon Web Services, as well as third party computer systems, service providers, software providers, and broadband and other communications systems, in connection with the provision of our applications generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations and such third party systems are increasingly complex.
Problems experienced by third-party data centers and cloud-based, hosted web service providers upon which our brands including Tinder, Hinge, and Pairs rely, the telecommunications network providers with which we or they contract, or with the systems through which telecommunications providers allocate capacity among their customers could also adversely affect us. Any changes in service levels at our data centers or hosted web service providers or any interruptions, outages or delays in our systems or those of our third-party providers, or deterioration in the performance of such systems, could impair our ability to provide our services or process transactions with our users, which would adversely impact our business, financial condition and results of operations. For additional information, see “Item 1A Risk factors—Risks relating to our business—Our success depends, in part, on the integrity of third-party systems and infrastructure.”
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
We also rely upon a combination of in-licensed third-party and proprietary trade secrets, including proprietary algorithms, and upon patented and patent-pending technologies, processes, and features relating to our recommendation process systems or features and services with expiration dates from 2025 to 2041. We have an ongoing invention recognition program pursuant to which we apply for patents to the extent we determine it to be core to our service or businesses or otherwise appropriate and cost-effective.
We rely on a combination of internal and external controls, including applicable laws, rules, and regulations, and contractual restrictions with employees, contractors, customers, suppliers, affiliates, and others, to establish, protect, and otherwise control access to our various intellectual property rights.
Government regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are related to our business, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws and regulations involve matters including antitrust and competition, broadband internet access, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, biometrics, consumer protection, general safety, sex-trafficking, taxation, money laundering, accessibility, artificial intelligence, and securities law compliance. We have and could again in the future be subject to actions based on negligence, regulatory compliance, various torts, and trademark and copyright infringement, among other actions. See “Item 1A Risk factors—Risks relating to our business—Our business is subject to complex and evolving U.S. and international laws and regulations, including with respect to data privacy and platform liability. These laws and regulations are subject to change and uncertain interpretation, and could result in changes to our business practices, increased cost of operations, declines in user growth or engagement, claims, monetary penalties, or other harm to our business” and “—Risks relating to our business—We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.”
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
At the same time, many countries in which we do business have already adopted or are also currently considering adopting privacy and data protection laws and regulations. For instance, multiple legislative proposals concerning privacy and the protection of user information have been introduced in the U.S. Congress. Various U.S. state legislatures are also considering privacy legislation in 2025 and beyond. Some U.S. state legislatures have already passed and enacted privacy legislation, most prominently the California Consumer Privacy Act of 2018, which came into effect in 2020. Also, the California Privacy Rights Act of 2020 (the “CPRA”) was enacted, which expanded the state’s consumer privacy laws and created a new government organization, the California Privacy Protection Agency, to enforce the law. The majority of the CPRA’s provisions entered into force on January 1, 2023, with a lookback to January 2022. In addition to California, comprehensive privacy laws were passed in Virginia, Colorado, Connecticut, and Utah, each of which came into force in 2023, as well as Florida, Montana, Oregon, and Texas, each of which came into force in 2024. Additionally, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by its levying of several large fines against digital companies for privacy violations in recent years. Finally, talks of a U.S. federal privacy law are ongoing in Congress, with multiple proposals being considered, and may lead to the passing of a new law in the coming years.
Concerns about harms and the use of dating services and social networking platforms for illegal conduct, such as romance scams, promotion of false or inaccurate information, financial fraud, and sex-trafficking, have produced and could continue to produce future legislation or other governmental action. For example, the EU’s Digital Services Act (the “DSA”), which went into effect in 2024, imposes additional requirements on technology companies around moderation, transparency, and the overall safety of their platforms. In addition, the UK’s Online Safety Bill imposes similar requirements to those provided in the DSA. Of note, this law places new requirements on social media companies, including online dating companies, to protect children from being exposed to inappropriate material. Most of the provisions of this law are scheduled to go into effect in 2025.
In the United States, government authorities, elected officials, and political candidates have called for amendments to Section 230 of the Communications Decency Act (the “CDA”) that aim to limit or remove protections afforded to technology companies. Additionally, there are multiple ongoing legal challenges to the CDA in U.S. federal courts, which could further alter its scope and applicability. If these legislative or judicial efforts succeed in weakening the protections afforded by the CDA, we may be required to make changes to our services that could restrict or impose additional costs upon the conduct of our business generally or otherwise expose us to additional liability. Any weakening of the CDA could also result in increased litigation costs, as well as a potentially increased chance of liability. See “Item 1A Risk factors—Risks relating to our business—Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could adversely affect our business.”
Our global businesses are subject to a variety of complex and continuously evolving income and other tax frameworks. For example, sweeping international tax reform known as Pillar Two has gone into effect in certain jurisdictions starting in 2024. The work is being undertaken by the Organization for Economic Cooperation and Development’s (“OECD”) Inclusive Framework and organized by the OECD’s Centre for Tax Policy and Administration. Pillar Two establishes a global minimum corporate tax rate of 15 percent for multinational enterprises with €750 million or more in annual revenue. Multinational enterprises will need to conform to the various rules in every Pillar Two country in which they operate. The Company analyzed the impact of enacted legislation and determined it does not have a material impact to the income tax provision. The Company is continuing to monitor future developments.
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
The EU, the U.S. Congress, and many U.S. states are considering, or have already enacted, legislation or regulations that would impact the use of generative artificial intelligence (“AI”) by companies. For example, several states, including Colorado, California, and Utah, have already passed laws prescribing how AI can be used or what permissions must be granted before it can be used, and several more states are considering similar legislation. In addition, the Federal Trade Commission has a compulsory process in nonpublic investigations involving products and services that use or claim to be produced using generative AI or claim to detect its use. Further, the EU is enacting legislation aimed at updating liability rules, providing for specific liability related to generative AI or extending product liability to software and digital services. As we seek to further integrate AI technologies into our services, compliance with existing, new, and changing laws, regulations, and industry standards relating to AI may limit some uses of AI and may impose significant operational costs.
Finally, certain U.S. states and certain countries in the Middle East and Asia have laws that specifically govern dating services. At the same time, a number of U.S. states, the U.S. Congress, and some other countries such as Brazil are considering legislation that would directly regulate online dating services.
Human capital
Our people are critical to Match Group’s continued success, and we work hard to attract, retain and motivate qualified talent. As of December 31, 2024, we had approximately 2,500 full-time and approximately 10 part-time employees, which represents a 2% year-over-year decrease in employee headcount. We expect our overall headcount to grow modestly in 2025 as we expect to continue to focus on recruiting employees in technical functions such as software and product at growing brands and where critical needs arise, as well as to hire a number of employees and contractors to support our innovation and artificial intelligence initiatives.
As of December 31, 2024, approximately 67%, 1%, 13%, and 19% of our employees reside in the North America, Latin America, EMEA, and Asia-Pacific regions, respectively, spanning 21 countries and reflecting various cultures, backgrounds, ages, sexes, gender identities, sexual orientations, and ethnicities. Our global workforce is highly educated, with the majority of our employees working in engineering or technical roles that are central to the technological and service innovations that drive our business. Competition for software engineers and other technical staff has historically been intense, and we expect will remain so for the foreseeable future as we continue to recruit in the most competitive markets.
We have four business units supported by a central team. These four business units consist of Tinder, Hinge, Evergreen & Emerging, and Match Group Asia. The employee distributions in each business unit are 25%, 13%, 25%, and 17%, respectively, leaving 20% to support in a centralized capacity. These distributions generally align with the size and complexity of each business unit.
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
We are committed to empowering our people with career advancement and learning opportunities. Our talent, learning and development programs provide employees with resources to help achieve their career goals, build strong foundational technical and leadership skills, and contribute to and, where applicable, lead their organizations.
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

Item 1A. Risk Factors
Risks relating to our business
If we fail to retain existing users or add new users, or if our users do not convert to paying users, our revenue, financial results, and business may be significantly harmed.
The size of our user base is critical to our success. Most of our brands monetize via a freemium model where the use of the service is free and a subset of the users pay for subscriptions or in-app purchases to access premium features. Our financial performance has thus been and will continue to be significantly determined by our success in adding and retaining users of our services and converting users into paying subscribers or in-app purchasers. We expect that the size of our user base will fluctuate or decline in one or more markets from time to time, including if users find meaningful relationships on our platforms and no longer need to engage with our products. In the past we have experienced, and expect to continue to experience, fluctuations in the size of our user base in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. The size of our user base is also impacted by a number of other factors, including competitive products and services and global and regional business, macroeconomic, and geopolitical conditions. For example, wars in the Middle East and Ukraine have led to reduced usage of our services as well as the decision to suspend our services in Russia.
Further, if people do not perceive our services to be useful or trustworthy or if people question the quality of our user base, we may not be able to attract or retain users. In recent years, some users, particularly younger generations, have shown a decreased appetite for our services and those of our competitors due potentially to a number of factors. With each new generation of users, expectations of our services change and user behaviors and priorities shift. As a result, we intend to further leverage our existing capabilities and advances in technologies like artificial intelligence (“AI”) to improve our existing services or introduce new services or features in order to better satisfy existing users and to expand our penetration of what continues to be a large available new user market. However, there can be no assurances that further implementation of technologies like AI will enhance our services or be beneficial to our business, and the introduction of new features or services to our existing services may have unintended consequences on our ecosystem, which could lead to fluctuations in the size of our user base.
In addition, in recent years Tinder has undertaken several initiatives to improve its ecosystem by, among other things, removing users who are not making use of the service for dating purposes and requiring further verification of the authenticity of certain user profiles, each of which has had, and may continue to have, a negative impact on the number of Tinder users. Further, in 2023 we began consolidating some of our legacy brands’ platforms in order to decrease operating costs, which may result in changes to the user experience for some of our brands that some existing users may perceive negatively.
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
In addition, within the industry for social connection apps generally, costs for consumers to switch between services are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple services at the same time. As a result, new services, entrants, and business models are likely to continue to emerge. It is possible that a new service could gain rapid scale at the expense of existing brands through harnessing a new technology, such as generative AI, or a new or existing distribution channel, creating a new or different approach to connecting people, introducing a new business model, or some other means. We may need to respond by introducing new services or features, which we may not do successfully. If we do not sufficiently innovate to provide new, or improve upon existing, services that our users or prospective users find appealing, we may be unable to continue to attract new users or continue to appeal to existing users in a sufficient manner.
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
If we are not able to compete effectively against current or future competitors as well as other services that may emerge, or if our decisions regarding where to focus our investments are not successful long-term, the size and level of engagement of our user base may decrease, or we may convert a smaller proportion of our user base into paying users, which could have an adverse effect on our business, financial condition, and results of operations.
The limited operating history of our newer brands and services makes it difficult to evaluate our current business and future prospects.
We seek to tailor each of our brands and services to meet the preferences of specific geographies, demographics, and other communities of users. Building a given brand or service is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer brands and services have experienced significant growth over relatively short periods of time, such as our Hinge brand over recent years, the historical growth rates of these brands and services may not be an indication of future growth rates for such services or our newer brands and services generally. We have encountered, and may continue to encounter, risks and difficulties as we build our newer brands and services. The failure to successfully scale these brands and services and address these risks and difficulties could adversely affect our business, financial condition, and results of operations.
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
Additionally, our mobile applications are almost exclusively accessed through the Apple App Store and Google Play Store. Both Apple and Google believe they have broad discretion to change, and from time to time have changed, their policies regarding their mobile operating systems and app stores in ways that may limit, eliminate, or otherwise interfere with our ability to distribute or market our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of them do so, our business, financial condition, and results of operations have in the past been, and could again in the future be, adversely affected.
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
We rely on the Apple App Store and Google Play Store to distribute and monetize our mobile applications. Our users and subscribers engage with these platforms directly and may be subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms receive and do not share with us key user data that we would otherwise receive if we transacted with our users and subscribers directly. If these platforms continue to or increasingly limit, eliminate, or otherwise interfere with our ability to access, collect, and use key user data, our ability to identify and communicate with a meaningful portion of our user and subscriber bases and provide services to help keep our users safe may be adversely impacted. If so, our customer relationship management efforts, our ability to reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts, the rates we are able to charge advertisers seeking to reach users and subscribers on our various properties, our ability to comply with applicable law, and our ability to identify and exclude users and subscribers whose access would violate applicable terms and conditions, including underage individuals and bad actors, may be negatively impacted, and our business, financial condition, and results of operations could be adversely affected.
As the distribution of our services through app stores increases, in order to maintain our profit margins, we have taken steps, and in the future may need to take further steps, to offset increasing app store fees by decreasing traditional marketing expenditures, increasing user volume or monetization per user, consolidating back-office and technical functions, or by engaging in other efforts to increase revenue or decrease costs generally.
We rely on the Apple App Store and the Google Play Store to distribute and monetize our mobile applications. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features within these applications. We determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features are required in most cases to be processed through the in-app payment systems provided by Apple and Google, although some of our applications are currently able to use their own payment systems for in-app purchases made on Android devices. Where we are required to use Apple’s or Google’s payment systems, we pay Apple and Google, as applicable, a meaningful share (generally 30% or, for subscriptions purchased on Android devices, 15%) of the revenue we receive from these transactions. Where payments on Android devices are processed through other payment systems, we are also required to pay Google a meaningful share. We have entered into a partnership with Google that will provide value exchange across our broad relationship with them, which we expect to help offset the additional costs that some of our brands expect to incur over the three years starting in 2024 associated with implementing Google’s User Choice Billing system, which allows application developers to offer an additional billing system alongside Google Play’s billing system. Additionally, while Apple was recently ordered to change its rules in the U.S. marketplace on anti-steering to allow for payment processing outside its payment systems, Apple has stated that it will still charge up to 27% for those transactions. We do not expect to realize any meaningful decrease in app store fees as a result of this change. In the EU, the Digital Markets Act went into effect in March 2024. Apple’s compliance plan lowers the 30% service fee in the EU to 17% for our applications, but also adds a payment processing fee of 3%, as well as a 0.50 Euro fee per download (including updates) per year. Apple’s plan is subject to approval by the European Commission, which has launched infringement proceedings against Apple and may require further concessions from Apple. For additional information, see “Item 1—Business—Dependencies on services provided by others—App Stores.”
Given the ever increasing distribution of our services through app stores and the combination of their strict anti-steering rules and mandates to use the in-app payments systems tied into those app stores, we have taken steps to, and in the future may need to further, offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, consolidating back-office or technical functions, or by engaging in other efforts to increase revenue or decrease costs generally. For example, in 2023 we began consolidating some of our legacy brands’ platforms to decrease operating costs. In addition, in 2024 we announced an enterprise-wide initiative to further leverage our portfolio approach and decrease operating costs by, among other things, reducing duplication of certain functions across the Company and sharing more operational infrastructure across brands. There can be no assurance that these efforts to reduce operating costs will be successful or that such actions will not have unintended consequences on our operations. Any failure to offset increased app store fees could adversely affect our business, financial condition, and results of operations.
Challenges with properly managing the use of artificial intelligence could result in reputational harm, competitive harm, and legal liability.
We currently incorporate AI into certain of our services and are working to further integrate AI technologies into our services, which integrations may become important to our operations over time. For example, we have announced the launch of several initiatives, such as the introduction of AI photo selection features to the Tinder and Hinge services, and an enhanced recommendation system, as well as integrated dating support, to the Hinge service. Our competitors or other third parties may incorporate AI into their services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, AI algorithms and training methodologies may be flawed and datasets may be overbroad, insufficient, contain biased information, or infringe third parties’ rights. If the content or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, offensive, biased, infringing, or otherwise improper or harmful, we may face reputational consequences or legal liability, and our business, financial condition, and results of operations may be adversely affected. Further, the use of AI has been known to result in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of AI-enhanced services. Any such cybersecurity incidents related to our use of AI could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI will require the dedication of significant resources to develop, test, and maintain AI technologies, including to further implement AI ethically in order to minimize unintended harmful impact. While we aim to deploy AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise.
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
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across Match Group and its various businesses is intense, particularly in the case of senior leadership and technology roles, and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. Evolving state and federal laws, rules and regulations intended to limit or curtail the enforceability of non-competition, employee non-solicitation, confidentiality and similar restrictive covenant clauses could make it more difficult to retain qualified personnel. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In particular, declines in our stock price, or lower stock price performance relative to competitors for talent, have reduced the retentive value of our stock-based awards, which can impact the competitiveness of our compensation. Further, in the past we have had, and may continue to have for the foreseeable future, significant amounts of stock-based compensation expense due to the competitive market for executive and technical talent, which includes competitors that are much larger than us.
Effective succession planning is also important to our future success. At times we have experienced significant changes to our senior leadership team. For example, within the last few months, we announced the appointments of new Chief Executive and Chief Financial Officers. Those changes and any future significant leadership changes or senior management transitions involve inherent risk. If we fail to ensure the effective transfer of senior management or other institutional knowledge as well as smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial, and operating goals, as well as our business, financial condition, and results of operations generally, could be adversely affected. In addition to intense competition for talent, workforce dynamics are constantly evolving, such as recent broad shifts to hybrid work models. If we do not manage changing workforce dynamics effectively, it could materially adversely affect our culture, reputation, and operational flexibility.
Our success depends, in part, on the integrity of our systems and infrastructures and on our ability to enhance, expand, and adapt these systems and infrastructures in a timely and cost-effective manner.
To succeed, our systems and infrastructures must perform well on a consistent basis. We have experienced and may from time to time experience system interruptions that make some or all of our systems or data unavailable and prevent our services from functioning properly for our users. Any such interruption could arise for any number of reasons, including as a result of our current efforts to consolidate some of the legacy brands’ platforms or as a result of actions by government agencies. Consolidation of multiple brands into a single platform may also create a single point of failure in which a failure in a single platform could cause an interruption to multiple services at the same time. Further, our systems and infrastructures are vulnerable to damage from cyberattacks, fire, power loss, telecommunications failures, computer viruses, software bugs, acts of God, and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant, disaster recovery planning is not sufficient for all eventualities, and our property and business interruption insurance coverage may not be adequate to fully compensate us for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our platforms, tarnish our brands’ reputations, and decrease demand for our services, any or all of which could adversely affect our business, financial condition, and results of operations.
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
We are regularly under attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks, and attempts to misappropriate customer information, including personal user data, credit card information, and account login credentials. Such attacks are becoming increasingly sophisticated and some actors are using AI technology to launch more automated, targeted and coordinated attacks. While we have invested (and continue to invest) in the protection of our systems and infrastructure, in related personnel and training, and in employing a data minimization strategy, where appropriate, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Some of our systems have experienced past security incidents, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. There is also no guarantee that a series of incidents may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence.
We may also face cybersecurity threats due to error or intentional misconduct by employees, contractors or other third-party service providers. Certain aspects of effective cybersecurity are dependent upon our employees, contractors and/or other third-party service providers safeguarding our sensitive information and adhering to our security policies and access control mechanisms. We have in the past experienced, and may in the future experience, security incidents arising from a failure to properly handle sensitive information or adhere to our security policies and access control mechanisms and, although we believe no such events have had a material adverse effect on our business, there can be no assurance that an insider threat will not result in an incident that is material to us.
It may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It is possible that threat actors may gain undetected access to other networks and systems after establishing a foothold on an internal system. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems. In addition, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full and reliable information about an incident. Any cyber or similar attack we are unable to protect ourselves against could damage our systems and infrastructure, prevent us from providing our services, tarnish our brand reputation, result in the disclosure of confidential or sensitive information of our users, and/or be costly to remedy, as well as subject us to investigations by regulatory authorities and/or litigation that could result in liability to third parties.
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
We rely on third parties, primarily data center and cloud-based, hosted web service providers, such as Amazon Web Services, as well as third party computer systems, service providers, software providers, and broadband and other communications systems, in connection with the provision of our services generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations and such third party systems are increasingly complex. Any (i) changes in service levels at our data centers or hosted web service providers, (ii) interruptions, outages, or delays in our systems or those of our third party providers, (iii) deterioration in the performance of these systems, (iv) cyber or similar attacks on these systems, (v) discontinuation of services, for example from a software provider, for which there is no readily available alternative or (v) need to migrate our business to different third-party data centers or hosted web service providers as a result of any such problems, could impair our ability to provide our services or process transactions with our users, which would adversely impact our business, financial condition, and results of operations. For additional information, see “Item 1—Business—Dependencies on services provided by others—Cloud and Other Services.”
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
Climate change may have a long-term impact on our business.
Climate change may have an increasingly adverse impact on our business. For example, certain of our facilities may be vulnerable to the impacts of extreme weather events. We have offices in Texas, New York, California, British Columbia, France, Japan and South Korea, any of which could be impacted by extreme weather events, such as hurricanes, tsunamis, fires, earthquakes, tornadoes and flooding. Extreme heat and wind coupled with dry conditions in California have in the past, and may again in the future, lead to power safety shut offs due to wildfire risk, which can have adverse implications for our California offices, including impairing the ability of our employees to work effectively. Climate change, its impact on our infrastructure worldwide and its potential to increase political instability in regions where we, our users and our vendors do business, may disrupt our business and cause us to experience higher attrition, losses and costs to maintain or resume operations. Although we maintain insurance coverage for a variety of property, casualty and other risks, the types and amounts of insurance we obtain vary depending on availability and cost. Some of our policies have large deductibles and broad exclusions, and our insurance providers may be unable or unwilling to pay a claim. Losses not covered by insurance may be large, which could harm our results of operations and financial condition.
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
In addition, the reputations of our brands have been, and may in the future be, adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate, untrue, or unlawful. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our services, and have adopted policies prohibiting illegal, offensive, and inappropriate use of our services, our users have in the past, and could in the future, nonetheless engage in activities that violate our policies. Such bad actors may also use emerging technologies, such as AI, to engage in such activities, which would make it more difficult for us and other users to detect and prevent such negative behavior. Our safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive, or inappropriate use is well-publicized.
Our business and results of operations have been and may in the future be adversely affected by global health pandemics.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as the Coronavirus Disease 2019 (COVID-19) pandemic. The COVID-19 pandemic reached across the globe, resulting in the implementation of significant governmental measures intended to control the spread of the virus, including lockdowns, closures, quarantines, and travel bans, as well as changes in consumer behavior as individuals became reluctant to engage in social activities with people outside their households. Such measures had an adverse impact on global economic conditions and consumer confidence and spending, and adversely affected users’ ability to pay for our services.
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
From time to time, we have been subject to legal proceedings and claims regarding intellectual property, including claims of alleged infringement of trademarks, copyrights, patents, and other intellectual property rights held by third parties and of invalidity of our own rights. In addition, from time to time we have engaged in litigation, and may continue to do so in the future, to enforce our intellectual property rights, protect our trade secrets and patents, or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition, and results of operations.
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
•compliance challenges due to different laws and regulatory environments, particularly in the case of privacy, data security, intermediary or platform liability, and consumer protection (for example, in Saudi Arabia where our Azar service has been blocked);
•competitive environments that favor local businesses or local knowledge of such environments;
•limitations on the level of intellectual property protection or our ability to enforce our rights; and
•trade sanctions, political unrest, terrorism, war, and epidemics, or the threat of any of these events.
The occurrence of any or all of the events described above could adversely affect our international operations, which could in turn adversely affect our business, financial condition, and results of operations.

We have experienced, and in the future may again experience, operational and financial risks in connection with acquisitions.
We have made acquisitions in the past and continue to seek potential acquisition candidates. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:
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
•retain or hire senior management and other key personnel at acquired businesses; and
•successfully support the acquired businesses in executing on strategic plans.
Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions and the anticipated benefits of one or more of our acquisitions may not be realized. For example, in 2024 we announced the shutdown of our Hakuna live streaming service, which was acquired in 2021, because the service’s financial performance was not meeting our expectations. In addition, such acquisitions can result in material diversion of management’s attention or other resources from our existing businesses. The occurrence of any of these events could have an adverse effect on our business, financial condition, and results of operations.
We have incurred impairment charges related to our intangible assets in the past and may incur further impairment charges related to our goodwill and other intangible assets in the future, which have required us to, and in the future may again require us to, record a significant charge to earnings.
We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangible assets. We assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if an event occurs or there is a change in circumstances that indicates the carrying value may not be recoverable, including, but not limited to, a decline in our stock price and market capitalization, reduced future cash flow estimates, or slower growth rates in our industry. In the past we have recorded, and may again in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For further information, see “Note 5—Goodwill and Intangible Assets” to the consolidated financial statements included in “Part II, Item 8—Consolidated Financial Statements and Supplementary Data.”
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
As of December 31, 2024, we had total debt outstanding of approximately $3.9 billion and borrowing availability of $499.4 million under our revolving credit facility.
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
We currently have no outstanding borrowings under our revolving credit agreement and paid in full the $425 million of indebtedness that was outstanding under our term loan in January 2025. Borrowings under the term loan were, and any borrowings under the revolving credit facility will be, at variable rates of interest. Indebtedness that bears interest at variable rates exposes us to interest rate risk. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”
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

These dilutive securities are reflected in our dilutive earnings per share calculation contained in our financial statements for fiscal years ended December 31, 2024, 2023, and 2022. For more information, see “Note 10—Earnings per Share” to the consolidated financial statements included in “Part II, Item 8—Consolidated Financial Statements and Supplementary Data.” Intra-quarter movements in our stock price could lead to more or less dilution than reflected in these calculations.
We cannot guarantee that our share repurchase programs will be fully consummated or enhance long-term stockholder value. Also, the price of our stock is subject to volatility and share repurchases and dividend payments could increase the volatility of the trading price of our stock and will diminish our cash reserves.
Although our board of directors has authorized share repurchase programs that do not have an expiration date, the programs do not obligate us to repurchase any specific dollar amount or acquire any specific number of shares of our common stock. The specific timing and amount of any share repurchases will depend on prevailing share prices, general economic and market conditions, company performance, and other considerations. We cannot guarantee that the repurchase programs will be fully consummated or enhance long-term stockholder value. Further, our stock has experienced substantial price volatility in the past and may continue to do so in the future. Price volatility may cause the average price at which we repurchase our stock in a given period to exceed the stock's price at a given point in time. The repurchase programs could also affect the trading price of our stock and increase volatility, and any announcement of a termination of the repurchase programs may result in a decrease in the trading price of our stock. In addition, our repurchase program will diminish our cash reserves.
There can be no assurance that we will continue to declare cash dividends.
The payment of any cash dividends in the future is subject to continued capital availability, market conditions, applicable laws and agreements, and our board of directors continuing to determine that the declaration of dividends are in the best interests of our stockholders. The declaration and payment of any dividend may be discontinued or reduced at any time, and there can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all. Dividend payments could also affect the trading price of our stock and increase volatility, and any announcement of a termination of our dividend payments may result in a decrease in the trading price of our stock. In addition, dividend payments will diminish our cash reserves.
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

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the International Organization for Standardization (“ISO”) and other applicable industry standards. Our cybersecurity policies, standards, processes and practices are regularly assessed by consultants and external auditors. These assessments include a variety of activities, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. Cybersecurity processes are adjusted based on the information provided from these assessments. We have also obtained industry certifications and attestations that demonstrate our dedication to protecting the data our users entrust to us, including Tinder and Hinge, obtaining certification for their Information Security Management System (ISMS) under the ISO/IEC 27001:2022 standard.
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
Management’s Role
Our cybersecurity program is managed by our SVP, Security Engineering, who reports to our Chief Technology Officer. Our SVP, Security Engineering, has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Our information security program encompasses partnerships among teams that are responsible for cyber governance, prevention, detection and remediation activities within our cybersecurity environment. Team members have relevant certifications, educational and industry experience, including experience holding similar positions at other large technology companies. The information security teams provide regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings. Our information security leadership reports directly to the Audit Committee or the Board of Directors on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues. We also maintain an escalation process to inform senior management and the Board of Directors of material issues and make determinations with respect to any required disclosures.
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
Pursuant to the Transaction Agreement entered into in connection with our separation from IAC/InterActiveCorp, now known as IAC Inc. (“IAC”), we have agreed to indemnify IAC for matters relating to any business of Former Match Group, including indemnifying IAC for costs related to the matters described below other than the matter described under the heading “Newman Derivative and Stockholder Class Action Regarding Separation Transaction”.
The official names of legal proceedings in the descriptions below (shown in italics) reflect the original names of the parties when the proceedings were filed as opposed to the current names of the parties following the separation of Match Group and IAC.
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users over a certain age a higher price than younger users for subscriptions to its premium Tinder Plus service. Plaintiff seeks damages in an unspecified amount. On July 15, 2024, the court granted Plaintiff’s motion to certify a class based upon California Tinder Plus and Tinder Gold subscribers age 29 and over. On January 17, 2025, the court denied our motion to compel the class and the plaintiff to arbitration. We filed a Notice of Appeal on January 24, 2025. We believe that we have strong defenses to the allegations in the Candelore lawsuit and will continue to defend vigorously against it.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against the company formerly known as Match Group (“Former Match Group”). See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks, among other things, permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. On September 11, 2023, both parties filed motions for summary judgment. The case is set for trial in June 2025. We believe we have strong defenses to the FTC’s claims regarding Match.com’s practices, policies, and procedures and will continue to defend vigorously against them.
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
Bardaji Securities Class Action
On March 6, 2023, a Match Group shareholder filed a complaint in federal district court in Delaware against Match Group, Inc., its Chief Executive Officer, its former Chief Executive Officer, and its President and Chief Financial Officer seeking to recover unspecified monetary damages on behalf of a class of acquirers of Match Group securities between November 3, 2021 and January 31, 2023. See Leopold Riola Bardaji v. Match Group, Inc. et al, No. 1:23-cv-00245-UNA (District of Delaware). The complaint alleged that Match Group, Inc. misrepresented and/or failed to disclose that its Tinder business was not effectively executing on its new product initiatives; as a result, Tinder was not on track to deliver its planned product initiatives in 2022; and therefore, Match Group, Inc.’s statements about its Tinder’s business, product initiatives, operations, and prospects lacked a reasonable basis. On July 24, 2023, lead plaintiff Northern California Pipe Trades Trust Funds filed an amended complaint. The amended complaint added allegations regarding misrepresentations relating to Match Group's acquisition of Hyperconnect and the business' subsequent integration and performance. On September 20, 2023, defendants filed a motion to dismiss, which the court granted without prejudice on July 12, 2024. On August 12, 2024, plaintiff filed another amended complaint, and defendants filed a motion to dismiss on September 18, 2024. On January 30, 2025, Plaintiff agreed to dismiss the complaint with prejudice, without receiving any compensation.
Oksayan Class Action
On February 14, 2024, a putative class action lawsuit was filed against Match Group, Inc. in the Northern District of California by six plaintiffs from California, New York, Georgia, and Florida. Among other things, Plaintiffs allege that the Tinder, Hinge, and The League apps are designed to be "addictive" in violation of various consumer protection, product liability, negligence, and other laws. Plaintiffs claim that these services’ business models and features addict unsuspecting users, leading to increased depression, loneliness, among other things. Plaintiffs further allege that Tinder, Hinge, and The League failed to warn them of the risks of addiction and that the apps are engaging in fraudulent business practices by marketing their apps in a misleading way. Plaintiffs seek monetary damages, as well as injunctive relief (implementing warnings, discontinuing certain marketing campaigns, providing resources). On June 10, 2024, plaintiffs filed an amended complaint, and on July 22, 2024, we filed a motion to compel plaintiffs’ claims to arbitration. Plaintiffs filed a second amended complaint on August 12, 2024, and we filed a motion to compel arbitration on September 18, 2024. On December 10, 2024, the court granted our motion to compel arbitration and stayed the case pending arbitration. We believe that we have strong defenses to the allegations in this lawsuit and will defend vigorously against them.
Meslage Securities Class Action
On November 25, 2024, a Match Group shareholder filed a complaint in federal district court in California against Match Group, Inc., its Chief Executive Officer, and its President and Chief Financial Officer seeking to recover unspecified monetary damages on behalf of a class of acquirers of Match Group securities between May 2, 2023 and November 6, 2024. See Sébastian Meslage v. Match Group, Inc. et al., No: 2:24-cv-10153-MEMF-PVC (Central District of California). The complaint alleges that Match Group materially understated the challenges affecting its Tinder business and, as a result, understated the risk that Tinder's monthly active user count would not recover by the time the Company reported its financial results for the third fiscal quarter of 2024. We believe that we have strong defenses to the allegations in this lawsuit and will defend vigorously against them.
Netherlands Privacy Class Action
On December 17, 2024, a writ of summons was filed against MTCH Technologies Services Limited, an indirect subsidiary of the Company, and Match Group, Inc. in the District Court of Amsterdam. Among other things, the lawsuit alleges that defendants unlawfully collected, processed, and shared Dutch Tinder users’ personal data without proper consent in violation of GDPR and Dutch consumer protection laws. See Stichting Take Back Your Privacy v. MTCH Technologies Services Limited et al. (Amsterdam). The lawsuit purports to represent a class of Dutch Tinder users from May 25, 2018 until the court’s final judgment and seeks monetary damages and injunctive relief. We believe that we have strong defenses to the allegations and will defend vigorously against them.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is quoted on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “MTCH.”
As of January 31, 2025, there were 878 holders of record of the Company’s common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
Stock Performance Graph
The following graph compares the cumulative total return (assuming dividend reinvestment, as applicable) of Match Group common stock (including such cumulative total return of Former Match Group common stock for the period prior to, and adjusted for, the separation of Match Group and IAC), the NASDAQ Composite index, the Russell 1000 Technology Index, and the Standard & Poor’s 500 Stock Index, in each case, based on $100 invested at the close of trading on December 31, 2019 through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
Match Group, Inc. Common Stock
Among Match Group, Inc., the NASDAQ Composite Index,
the Russell 1000 Technology Index, and the S&P 500 Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Match Group, Inc.	$100.00	$184.13	$161.06	$50.53	$44.45	$39.84
NASDAQ Composite Index	$100.00	$145.05	$177.27	$119.63	$173.11	$224.34
Russell 1000 Technology Index	$100.00	$146.70	$201.23	$131.58	$219.59	$303.40
S&P 500 Index	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended December 31, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2024	2,854,513	$37.50	2,854,513	$257,326,311	(2)
November 2024	276,966	$36.11	276,966	247,326,347	(2)
December 2024	—	$—	—	1,747,326,347	(3)
Total	3,131,479	$37.38	3,131,479	$1,747,326,347	(3)
______________________
(1)Reflects repurchases made pursuant to the $1.0 billion share repurchase program authorized in January 2024 (the “January 2024 Share Repurchase Program”). On December 10, 2024, the Board of Directors of the Company approved a new share repurchase program of up to $1.5 billion in aggregate value of shares of Match Group stock (the “December 2024 Share Repurchase Program”). The December 2024 Share Repurchase Program will take effect when the January 2024 Share Repurchase Program is exhausted.
(2)Represents the aggregate value of shares of common stock that remained available for repurchase pursuant to the January 2024 Share Repurchase Program.
(3)Represents the aggregate value of shares of common stock that remained available for repurchase pursuant to the January and December 2024 Share Repurchase Programs, collectively. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase programs, and repurchases may be commenced, suspended or discontinued from time to time without prior notice.
Item 6.    Reserved
Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
Operating and financial metrics:
•Tinder consists of the world-wide activity of the brand Tinder®.
•Hinge consists of the world-wide activity of the brand Hinge®.
•Evergreen & Emerging (“E&E”) consists of the world-wide activity of our Evergreen brands, which include Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands, and our Emerging brands, which include BLK®, Chispa™, The League®, Archer®, Upward®, Yuzu™, and other smaller brands.
•Match Group Asia (“MG Asia”) consists of the world-wide activity of the brands primarily focused on Asia and the Middle East, including Pairs™ and Azar®, which has expanded into Europe and the U.S.
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
•Payers are unique users at a brand level in a given month from whom we earned Direct Revenue. When presented as a quarter-to-date or year-to-date value, Payers represents the average of the monthly values for the respective period presented. At a consolidated level, and a business unit level to the extent a business unit consists of multiple brands, duplicate Payers may exist when we earn revenue from the same individual at multiple brands in a given month, as we are unable to identify unique individuals across brands in the Match Group portfolio.
•Revenue Per Payer (“RPP”) is the average monthly revenue earned from a Payer and is Direct Revenue for a period divided by the Payers in the period, further divided by the number of months in the period.
Operating costs and expenses:
•Cost of revenue consists primarily of the amortization of in-app purchase fees, Variable Expenses (defined below), and employee compensation expense and stock-based compensation expense for personnel engaged in data center and customer care functions.
•Selling and marketing expense consists primarily of cost of acquisition expense, employee compensation expense, and stock-based compensation expense for personnel engaged in selling and marketing, sales support, and public relations functions.
•General and administrative expense consists primarily of employee compensation expense and stock-based compensation expense for personnel engaged in executive management, finance, legal, tax, and human resources, fees for professional services (including transaction-related costs for acquisitions), and facilities costs.
•Product development expense consists primarily of employee compensation expense and stock-based compensation expense that are not capitalized for personnel engaged in the design, development, testing, and enhancement of product offerings and related technology.
•In-app purchase fees consists of the amortization of in-app purchase fees, which are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and service features through the in-app payment systems provided by Apple and Google.

•Variable Expenses consists primarily of hosting fees, credit card processing fees, and rent, energy, and bandwidth costs associated with data centers.
•Cost of acquisition consists primarily of advertising expenditures, including online marketing (fees paid to search engines and social media sites), offline marketing, including television and print advertising, and production of advertising content.
•Employee compensation expense consists primarily of compensation expense (excluding stock-based compensation expense) and other employee-related costs that are not capitalized.
•Stock-based compensation expense consists principally of expense associated with awards of restricted stock units (“RSUs”), performance-based RSUs, and market-based awards that is not capitalized. These expenses are not paid in cash.
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. On March 20, 2024, we entered into an amendment to reduce the borrowing availability under the Credit Facility from $750 million to $500 million and extend the maturity date of the Credit Facility. At December 31, 2024, there was $0.6 million outstanding in letters of credit and $499.4 million of availability under the Credit Facility.
•Term Loan - The term loan facility under the credit agreement of MG Holdings II. At December 31, 2023, the Term Loan bore interest at a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”) plus 1.75% and the then applicable rate was 7.27%. As of December 31, 2024, $425 million was outstanding under the Term Loan, which bore interest at 6.22%. On January 21, 2025, we repaid the Term Loan in full utilizing cash on hand.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. At December 31, 2024, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. At December 31, 2024, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. At December 31, 2024, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. At December 31, 2024, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. At December 31, 2024, $500 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. At December 31, 2024, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. At December 31, 2024, $575 million aggregate principal amount was outstanding.
Non-GAAP financial measure:
•Adjusted Operating Income - is a Non-GAAP financial measure. See “Non-GAAP Financial Measures” for the definition of Adjusted Operating Income and a reconciliation of operating income to Adjusted Operating Income.

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
We manage our portfolio of brands in four business units: Tinder, Hinge, Evergreen and Emerging, and Match Group Asia.
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
Subscription revenue is presented net of credits and credit card chargebacks. Payers who purchase subscriptions or à la carte features pay in advance, primarily by using a credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for subscriptions are deferred and recognized as revenue using the straight-line method over the term of the applicable subscription period, which primarily ranges from one week to six months, and corresponding in-app purchase fees incurred on such transactions, if any, are deferred and expensed over the same period. Revenue from the purchase of à la carte features is recognized based on usage. We also earn revenue from online advertising, which is recognized each time an ad is displayed.
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
In-App Purchase Fees. Purchases made by our customers through mobile applications, as opposed to desktop or mobile web, continue to increase, and are required in most cases to be processed through the in-app payment systems provided by Apple and Google, although some of our applications are currently able to use their own payment systems for in-app purchases made on Android devices. Where we are required to use Apple’s or Google’s payment systems, we pay Apple and Google, as applicable, a meaningful share (generally 30% or, for subscriptions purchased on Android devices, 15%) of the revenue we receive from these transactions. Where payments on Android devices are processed through other payment systems, we are also required to pay Google a meaningful share. We have entered into a partnership, which started in the second quarter of 2024 and will continue through the first quarter of 2027, with Google that will provide value exchange across our broad relationship with them, which we expect to help offset the additional costs that some of our brands incurred or expect to incur associated with implementing Google’s User Choice Billing system, which allows application developers to offer an additional billing system alongside Google Play’s billing system.

Additionally, while Apple was recently ordered to change its rules in the U.S. marketplace on anti-steering to allow for payment processing outside its payment systems, Apple has stated that it will still charge up to 27% for those transactions. We do not expect to realize any meaningful decrease in app store fees in the U.S. market as a result of this change. In the European Union, the Digital Markets Act went into effect in March 2024. Apple’s compliance plan lowers the 30% service fee in the EU to 17% for our applications, but also adds a payment processing fee of 3%, as well as a 0.50 Euro fee per download (including updates) per year. Apple’s plan is subject to approval by the European Commission, which has launched infringement proceedings against Apple and may require further concessions from Apple. For additional information, see “Item 1 Business—Dependencies on services provided by others—App Stores.”
Implementing new technologies that enhance our user experience. We expect new technologies, including those utilizing generative AI, will be needed to continue to drive user engagement. As new technologies develop, we evaluate whether those technologies can be incorporated into our apps to enhance the user experience. In particular, we are working to further integrate AI technologies into our services, such as the recent launch of several AI integration initiatives, including the introduction of AI photo selection features to the Tinder and Hinge services, and an enhanced recommendation system, as well as integrated dating support, to the Hinge service. These integrations, and others that may be launched in the future, may become important to our operations over time. The rapid evolution of AI will require the dedication of significant resources to develop, test, and maintain these technologies. We expect other technologies to evolve and be tested in our services and incorporated into our apps in the future.
In addition to the trends affecting our overall portfolio, some of our individual brands are affected by certain other trends, including the following:
Tinder. When Tinder was first developed, the smart phone provided a unique way of offering connections that traditional desktop-based services did not offer. Tinder was able to capitalize on the rise in the use of smart phones and with its younger audience was able to achieve considerable scale through word-of-mouth and viral moments on social media without the need to supplement with significant marketing. As the availability of services catering to human connections has increased, we have begun to supplement Tinder’s viral growth with marketing to build out Tinder’s brand narrative and grow the size of its user base, which has resulted in an increase in selling and marketing expenses at Tinder. In the past two years, Tinder has experienced a decline in user growth, with plans to return to growth through product initiatives that focus on the female experience and younger users.
Hinge. Hinge has developed a strong user base in English speaking markets and began expanding into European markets in the latter half of 2022. Its strong user growth in English speaking and other European markets has helped to contribute to a high level of revenue growth. As Hinge continues to expand its footprint globally, we intend to continue to focus on adding new features to its service to continue to drive user satisfaction for its target audience of intentioned daters, and to drive additional opportunities for monetization. In the near term, we expect to continue to make investments in the business to support Hinge’s growth, including investments in product development as well as marketing.
Evergreen & Emerging. Our collections of brands within E&E include well-known pioneers in online relationships (which we refer to as Evergreen brands) and newer brands which target specific demographics (which we refer to as Emerging brands). Revenues from the Evergreen brands have declined in recent years, while Emerging brands are in the early stages of growth and in many cases are relying on marketing to increase the size of their user base. We are in the middle of our multi-year process of consolidating technology platforms across various Evergreen and Emerging brands to enable faster new feature releases and to reduce the cost to maintain those platforms.
MG Asia. Our Azar app, which provides one to one video chat, has a strong presence in the Middle East, growth in Europe, and expanded into the U.S. in 2024. Azar leverages AI capabilities to drive user growth and monetization globally. Our Pairs brand is a leader in dating in Japan. Pairs began advertising on television in 2024. We expect the advertising to continue to increase Pairs’ brand recognition while we work to grow users through various product initiatives and by partnering with local governments to improve declining marriage rates in the country. Pairs also has plans to expand into other Asian countries in 2025.

Other trends or factors affecting the comparability of our results
Cost of Acquisition. Our cost of acquisition has consistently been one of our larger operating expenses. How we deploy our advertising spend varies among brands, with the majority of our advertising spend taking place online, including social media sites, streaming services, search engines, and influencers. Additionally, some brands utilize offline and out-of-home marketing campaigns, such as on television and outdoor billboards. For established brands, we seek to optimize for total return on advertising spend by frequently analyzing and adjusting spend to focus on marketing channels and markets that generate returns above our thresholds. Our data-driven approach provides us the flexibility to scale and optimize our advertising spend. We spend advertising dollars against an expected lifetime value of a Payer that is realized over a multi-year period. While this advertising spend is intended to be profitable on that basis, it is nearly always negative during the period in which the expense is incurred. For newer brands that are gaining scale, or existing brands that are expanding into new geographies, we may make incremental advertising investments to establish the brand before optimizing monetization of the brand. Our advertising spend may be incurred unevenly throughout the year.
International markets. Our services are available across the world. Our international revenue represented 54% of our total revenue for both years ended December 31, 2024 and 2023. We vary our pricing to align with local market conditions and our international businesses typically earn revenue in local currencies. As foreign currency exchange rates fluctuate, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.
2024 Consolidated Results
In 2024, total revenue grew 3%, operating income decreased 10%, and Adjusted Operating Income was flat year-over-year. Revenue growth was primarily due to growth at Hinge, and to a lesser extent Tinder, offset by declines at E&E and MG Asia. Operating income and Adjusted Operating Income were positively affected by the increase in revenue. Operating income declined due to increases in non-cash compensation, impairments of certain intangible assets, and depreciation.

Results of Operations for the years ended December 31, 2024, 2023 and 2022
The following discussion should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data.”
Revenue

	Years Ended December 31,
	2024	Change	% Change	2023	Change	% Change	2022

	(Amounts in thousands, except RPP)
Direct Revenue
Tinder	$1,940,619	$22,990	1%	$1,917,629	$123,162	7%	$1,794,467
Hinge	550,435	153,950	39%	396,485	112,817	40%	283,668
Evergreen & Emerging	642,988	(48,438)	(7)%	691,426	(38,946)	(5)%	730,372
MG Asia	283,936	(18,655)	(6)%	302,591	(19,123)	(6)%	321,714
Total Direct Revenue	$3,417,978	$109,847	3%	$3,308,131	$177,910	6%	$3,130,221
Indirect Revenue	61,395	5,022	9%	56,373	(2,249)	(4)%	58,622
Total Revenue	$3,479,373	$114,869	3%	$3,364,504	$175,661	6%	$3,188,843

Payers:
Tinder	9,696	(679)	(7)%	10,375	(502)	(5)%	10,877
Hinge	1,532	290	23%	1,242	262	27%	980
Evergreen & Emerging	2,666	(400)	(13)%	3,066	(421)	(12)%	3,487
MG Asia	1,004	85	9%	919	(73)	(7)%	992
Total	14,898	(704)	(5)%	15,602	(734)	(4)%	16,336

(Change calculated using non-rounded numbers)
RPP:
Tinder	$16.68	$1.28	8%	$15.40	$1.65	12%	$13.75
Hinge	$29.94	$3.33	13%	$26.61	$2.50	10%	$24.11
Evergreen & Emerging	$20.10	$1.31	7%	$18.79	$1.33	8%	$17.46
MG Asia	$23.56	$(3.94)	(14)%	$27.50	$0.46	2%	$27.04
Total	$19.12	$1.45	8%	$17.67	$1.70	11%	$15.97
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Tinder Direct Revenue grew $23.0 million, or 1%, in 2024 versus 2023. Revenue growth was negatively impacted by the strength of the U.S. dollar compared to the Argentine Peso, Turkish Lira, and Japanese Yen, primarily. On a consistent foreign exchange rate basis, the growth was $68.6 million or 4%. Increased Direct Revenue was driven by an increase in RPP of 8% due to subscription pricing optimization, partially offset by decreases in á la carte revenue. The increase in RPP was partially offset by a 7% decrease in Payers.
Hinge Direct Revenue grew $154.0 million, or 39%, in 2024 versus 2023. Revenue growth was driven by both growth in the U.S. market as well as continued expansion efforts in certain European markets. Payers increased 23% compared to 2023. Additionally, RPP increased 13% over 2023 primarily due to pricing optimizations and increased spend on á la carte features.
E&E Direct Revenue declined 7% in 2024 versus 2023. Within E&E, Evergreen brands declined 12%, while Emerging brands grew 17%. The overall decline at E&E was driven by a decline in Payers of 13% compared to 2023, partially offset by increased RPP of 7%. Our decision to terminate certain live streaming services in the second half of 2024 also contributed to the revenue decline compared to 2023.
MG Asia Direct Revenue declined $18.7 million, or 6%, in 2024 versus 2023. Excluding revenue from Hakuna, which was shut down in the third quarter of 2024, MG Asia revenue declined $7.7 million or 3%. Revenue growth was also negatively impacted by the strength of the U.S. dollar compared to the Turkish Lira and Japanese Yen, primarily. On a consistent foreign exchange basis, Direct Revenue grew $7.5 million, or 2%, year-over-year as a result of Payer growth at Azar partially offset by modest Payer declines at Pairs.

Indirect Revenue increased $5.0 million primarily due to higher ad impressions as well as higher rates per ad impression compared to 2023.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Tinder Direct Revenue grew 7% in 2023 versus 2022, driven by growth in RPP due to pricing optimizations in the U.S. market and new weekly subscription offerings, partially offset by a decrease in Payers partially attributable to the pricing optimizations.
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
Cost of revenue (exclusive of depreciation)

	Years Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022

	(Dollars in thousands)
Cost of revenue	$991,273	$37,259	4%	$954,014	$(5,949)	(1)%	$959,963
Percentage of revenue	28%			28%			30%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Cost of revenue increased 4% primarily due to an increase in in-app purchase fees of $49.9 million primarily at Hinge as revenue increased and as a result of escrow payments returned in the prior year associated with the Google litigation, which are included in Corporate and Unallocated costs. The increase in in-app purchase fees was partially offset by a decrease in Variable Expenses of $13.9 million primarily at E&E and MG Asia as a result of the termination of certain of our live streaming services and the Hakuna app in 2024. Total in-app purchase fees were $696.6 million in 2024.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Cost of revenue decreased 1% primarily due to a decrease in Variable Expenses of $20.9 million, primarily related to costs associated with our live streaming services within MG Asia, and a decrease in employee compensation expense of $6.4 million, primarily within Corporate and Unallocated costs and Tinder. The decreases in Variable Expenses and employee compensation expense were partially offset by an increase in in-app purchase fees of $24.2 million, primarily at Tinder and Hinge, partially offset by the benefit from the escrow payments returned in 2023 associated with the Google litigation, which are included in Corporate and Unallocated costs. Total in-app purchase fees were $646.7 million and $622.5 million in 2023 and 2022, respectively.

Selling and marketing expense

	Years Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022

	(Dollars in thousands)
Selling and marketing expense	$622,100	$35,838	6%	$586,262	$51,745	10%	$534,517
Percentage of revenue	18%			17%			17%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Selling and marketing expense increased primarily due to higher cost of acquisition expense of $27.2 million primarily at Hinge and Tinder, partially offset by decreases at E&E and MG Asia.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Selling and marketing expense increased primarily due to higher cost of acquisition expense of $44.7 million primarily at Tinder and Hinge, partially offset by decreases at E&E and MG Asia.
General and administrative expense

	Years Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022

	(Dollars in thousands)
General and administrative expense	$438,839	$25,230	6%	$413,609	$(22,259)	(5)%	$435,868
Percentage of revenue	13%			12%			14%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
General and administrative expense increased primarily due to an increase in digital sales taxes of $11.1 million, the majority of which relates to Canada’s implementation of a digital sales tax in June 2024 retroactive to 2022. Additionally, employee compensation expense increased $8.3 million and stock-based compensation expense increased $5.0 million across all segments and within Corporate and Unallocated costs.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
General and administrative expense declined primarily due to a decrease in legal and other professional fees of $25.5 million within Corporate and Unallocated costs and a decrease in stock-based compensation expense of $7.6 million due to forfeitures of equity awards and modification of certain stock-based awards in the prior year, partially offset by an increase in employee compensation expense of $15.7 million, primarily within Corporate and Unallocated costs.
Product development expense

	Years Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022

	(Dollars in thousands)
Product development expense	$442,175	$57,990	15%	$384,185	$50,546	15%	$333,639
Percentage of revenue	13%			11%			10%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Product development expense increased primarily due to increases in employee compensation expense of $24.5 million and stock-based compensation expense of $26.3 million, both due to increased headcount at Hinge and Tinder, partially offset by a decrease at E&E.

For the year ended December 31, 2023 compared to the year ended December 31, 2022
Product development expense increased primarily due to increases in employee compensation expense of $18.3 million and stock-based compensation expense of $33.7 million, both due to increased headcount at both Hinge and Tinder.
Depreciation

	Years Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022

	(Dollars in thousands)
Depreciation	$87,499	$25,692	42%	$61,807	$18,213	42%	$43,594
Percentage of revenue	3%			2%			1%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Depreciation was higher in 2024 as compared to 2023 primarily due to internally developed software at Tinder, MG Asia, and E&E.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Depreciation was higher in 2023 as compared to 2022 primarily due to an increase in internally developed software placed in service at Tinder and MG Asia.
Impairments and amortization of intangibles

	Years Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022

	(Dollars in thousands)
Impairments and amortization of intangibles	$74,175	$26,444	55%	$47,731	$(318,526)	(87)%	$366,257
Percentage of revenue	2%			1%			11%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Impairments and amortization of intangibles increased primarily due to impairments of intangible assets of $30.6 million at E&E and MG Asia as a result of the termination of certain of our live streaming services and our Hakuna app in 2024.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Impairments and amortization of intangibles decreased primarily due to impairments of both indefinite-lived intangible assets and definite-lived intangible assets in the prior period primarily at MG Asia.

Operating Income and Adjusted Operating Income

	Years Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022

	(Dollars in thousands)
Operating income (loss):
Tinder	$889,222	$(66,297)	(7)%	$955,519	$(951)	—%	$956,470
Hinge	121,482	47,221	64%	74,261	(4,462)	(6)%	78,723
Evergreen & Emerging	66,088	(16,372)	(20)%	82,460	46,581	130%	35,879
MG Asia	(32,345)	(23,670)	273%	(8,675)	303,352	(97)%	(312,027)
Corporate and unallocated costs	(221,135)	(34,466)	18%	(186,669)	57,371	(24)%	(244,040)
Operating income	$823,312	$(93,584)	(10)%	$916,896	$401,891	78%	$515,005

Adjusted Operating Income (Loss):
Tinder	$1,017,023	$(32,337)	(3)%	$1,049,360	$21,477	2%	$1,027,883
Hinge	166,478	58,832	55%	107,646	16,498	18%	91,148
Evergreen & Emerging	170,418	6,622	4%	163,796	4,079	3%	159,717
MG Asia	60,806	(984)	(2)%	61,790	27,358	79%	34,432
Corporate and unallocated costs	(162,358)	(38,299)	31%	(124,059)	60,385	(33)%	(184,444)
Adjusted Operating Income	$1,252,367	$(6,166)	—%	$1,258,533	$129,797	11%	$1,128,736
For a reconciliation of operating income to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Operating income decreased 10% or $93.6 million, and Adjusted Operating Income was relatively flat compared to 2023. Operating income and Adjusted Operated Income each benefited from the increase in revenue of $114.9 million, which was driven by growth at Hinge, offset by increased (i) cost of revenue, primarily due to increased in-app purchase fees as revenue at Hinge increased and as a result of returned escrow payments associated with the Google litigation in the prior year, (ii) selling and marketing expense, primarily due to increased cost of acquisition expense, (iii) general and administrative expense, primarily due to increased digital sales taxes, and (iv) product development expense, primarily due to increased employee compensation expense. Operating income was further impacted by increased (i) stock-based compensation expense of $35.3 million, primarily due to increased headcount within product development at Tinder and Hinge, (ii) impairments and amortization of intangible assets of $26.4 million, primarily related to impairments at MG Asia and E&E in 2024, and (iii) depreciation of $25.7 million, primarily related to internally developed software at Tinder, MG Asia, and E&E.
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

At December 31, 2024, there was $359.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all stock-based awards, which is expected to be recognized over a weighted average period of approximately 1.8 years.
Interest expense

	Years Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022

	(Dollars in thousands)
Interest expense	$160,071	$184	—%	$159,887	$14,340	10%	$145,547
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Interest expense remained relatively flat as compared to the prior year.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Interest expense increased primarily due to a higher interest rate on the Term Loan in 2023 as compared to the prior year.
Other income, net

	Years Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022

	(Dollars in thousands)
Interest income	$41,105	$14,333	54%	$26,772	$22,404	513%	$4,368
Foreign currency losses	(579)	7,340	(93)%	(7,919)	(5,947)	302%	(1,972)
Other	289	(630)	(69)%	919	(4,718)	(84)%	5,637
Other income, net	$40,815	$21,043	106%	$19,772	$11,739	146%	$8,033
Income tax provision

	Years Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022

	(Dollars in thousands)
Income tax provision	$152,743	$27,434	22%	$125,309	$109,948	NM	$15,361
Effective income tax rate	22%			16%			4%
______________________
NM = Not Meaningful
For discussion of income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
For the year ended December 31, 2024, the Company recorded an income tax provision from continuing operations of $152.7 million at an effective tax rate of 22%, which is higher than the statutory rate primarily due to state income taxes and nondeductible stock-based compensation, partially offset by a lower tax rate on U.S. income derived from foreign sources and research credits.
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
Non-Cash Expenses That Are Excluded From Adjusted Operating Income
Stock-based compensation expense consists principally of expense associated with the grants of restricted stock units (“RSUs”), performance-based RSUs, and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent stock-based awards are settled on a net basis, we remit the required tax-withholding amounts from current funds.
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

The following table reconciles operating income (loss) to Adjusted Operating Income (Loss) for the Company’s reportable segments and at a consolidated level:

	Year Ended December 31, 2024
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Impairments and Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$889,222	$90,141	$37,660	$—	$1,017,023
Hinge	121,482	42,673	2,323	—	166,478
Evergreen & Emerging	66,088	54,922	21,732	27,676	170,418
MG Asia	(32,345)	25,818	20,834	46,499	60,806
Corporate and unallocated costs	(221,135)	53,827	4,950	—	(162,358)
Total	$823,312	$267,381	$87,499	$74,175	$1,252,367

	Year Ended December 31, 2023
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$955,519	$68,644	$25,197	$—	$1,049,360
Hinge	74,261	31,459	1,926	—	107,646
Evergreen & Emerging	82,460	50,268	18,732	12,336	163,796
MG Asia	(8,675)	23,399	11,671	35,395	61,790
Corporate and unallocated costs	(186,669)	58,329	4,281	—	(124,059)
Total	$916,896	$232,099	$61,807	$47,731	$1,258,533

	Year Ended December 31, 2022
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Impairments and Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$956,470	$56,085	$15,328	$—	$1,027,883
Hinge	78,723	10,794	1,631	—	91,148
Evergreen & Emerging	35,879	52,498	17,971	53,369	159,717
MG Asia	(312,027)	28,294	5,277	312,888	34,432
Corporate and unallocated costs	(244,040)	56,209	3,387	—	(184,444)
Total	$515,005	$203,880	$43,594	$366,257	$1,128,736

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
The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by segment for the year ended December 31, 2024 compared to the year ended December 31, 2023:

	Years ended December 31,
	2024	$ Change	% Change	2023

	(Dollars in thousands)
Total Revenue, as reported	$3,479,373	$114,869	3%	$3,364,504
Foreign exchange effects	73,769
Total Revenue excluding foreign exchange effects	$3,553,142	$188,638	6%	$3,364,504

Tinder Direct Revenue, as reported	$1,940,619	$22,990	1%	$1,917,629
Foreign exchange effects	45,564
Tinder Direct Revenue, excluding foreign exchange effects	$1,986,183	$68,554	4%	$1,917,629

Hinge Direct Revenue, as reported	$550,435	$153,950	39%	$396,485
Foreign exchange effects	(371)
Hinge Direct Revenue, excluding foreign exchange effects	$550,064	$153,579	39%	$396,485

E&E Direct Revenue, as reported	$642,988	$(48,438)	(7)%	$691,426
Foreign exchange effects	1,462
E&E Direct Revenue, excluding foreign exchange effects	$644,450	$(46,976)	(7)%	$691,426

MG Asia Direct Revenue, as reported	$283,936	$(18,655)	(6)%	$302,591
Foreign exchange effects	26,163
MG Asia Direct Revenue, excluding foreign exchange effects	$310,099	$7,508	2%	$302,591

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2024	December 31, 2023

	(In thousands)
Cash and cash equivalents:
United States	$705,967	$647,177
All other countries	260,026	215,263
Total cash and cash equivalents	965,993	862,440
Short-term investments	4,734	6,200
Total cash and cash equivalents and short-term investments	$970,727	$868,640

Long-term debt, net:
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2026 Exchangeable Notes due June 15, 2026	575,000	575,000
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total long-term debt	3,875,000	3,875,000
Less: Unamortized original issue discount	2,554	3,479
Less: Unamortized debt issuance costs	23,463	29,279
Total long-term debt, net	$3,848,983	$3,842,242
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

Cash Flow Information
In summary, the Company’s cash flows from continuing operations are as follows:

	Years ended December 31,
	2024	2023	2022

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$932,719	$896,791	$525,688
Net cash used in investing activities attributable to continuing operations	(58,538)	(76,581)	(71,702)
Net cash used in financing activities attributable to continuing operations	(758,304)	(534,068)	(689,173)
2024
Net cash provided by operating activities attributable to continuing operations in 2024 includes adjustments to earnings consisting primarily of $267.4 million of stock-based compensation expense; $87.5 million of depreciation; $74.2 million of impairments and amortization of intangibles; deferred income taxes of $15.0 million; and other adjustments of $2.0 million, which includes amortization of deferred financing costs of $6.5 million. The decrease in cash from changes in working capital primarily consists of a decrease in deferred revenue of $43.1 million as weekly subscriptions have increased and an increase in accounts receivable of $29.8 million primarily related to the timing of receipts and an increase in revenue from app stores. These decreases in cash were partially offset by an increase from other assets of $25.3 million, primarily related to amortization of certain assets, and an increase in income taxes payable of $22.2 million due to the timing of tax payments.
Net cash used in investing activities attributable to continuing operations in 2024 consists primarily of capital expenditures of $50.6 million that are primarily related to internal development of software and purchases of computer hardware.
Net cash used in financing activities attributable to continuing operations in 2024 is primarily due to purchases of treasury stock of $752.7 million and payments of $11.4 million of withholding taxes paid on behalf of employees for net-settled stock-based awards. These uses of cash were partially offset by $13.6 million of proceeds from the issuance of common stock pursuant to stock-based awards.
2023
Net cash provided by operating activities attributable to continuing operations in 2023 includes adjustments to earnings consisting primarily of $232.1 million of stock-based compensation expense; $61.8 million of depreciation; $47.7 million of impairments and amortization of intangibles; deferred income taxes of $26.6 million; and other adjustments of $9.9 million, which includes amortization of deferred financing costs of $6.5 million. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $107.4 million primarily related to the timing of receipts and an increase in revenue from app stores, and a decrease in deferred revenue of $41.2 million as weekly subscriptions have increased. These decreases in cash were partially offset by an increase from other assets of $25.1 million.
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
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. At December 31, 2024, $499.4 million was available under the Credit Facility.
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
On January 21, 2025, the Company repaid the Term Loan in full utilizing cash on hand.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2025 cash capital expenditures will be between $45 million and $50 million, flat to 2024 cash capital expenditures.
We have entered into various purchase commitments, primarily consisting of web hosting services that are currently committed through January 2028. Our obligations under these various purchase commitments, which were impacted by usage rates in 2024, are $68.6 million for 2025, $8.7 million for 2026, $9.8 million for 2027, and $9.0 million for 2028.
The Company does not have any off-balance sheet arrangements at December 31, 2024, other than those described above.
In January 2024, the Board of Directors of the Company approved a share repurchase program of up to $1.0 billion in aggregate value of shares of Match Group stock (the “January Share Repurchase Program”). On December 10, 2024, the Board of Directors authorized a new repurchase program of up to $1.5 billion in aggregate value of shares of Match Group common stock (the “December Share Repurchase Program”). The December Share Repurchase Program will take effect when the January Share Repurchase Program, of which $247 million in aggregate value of shares of Match Group common stock remains available as of December 31, 2024, is exhausted. Under both the January and December Share Repurchase Programs, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. Both the January and December Share Repurchase Programs may be commenced, suspended or discontinued at any time. During the year ended

December 31, 2024, we repurchased 22.2 million shares for $752.7 million under the January Share Repurchase Program.
Beginning mid-January 2025, the Company settles substantially all equity awards on a net basis. Assuming all equity awards outstanding on January 31, 2025 were net settled at the closing price on that date, we would issue 8.5 million shares of common stock (of which 0.6 million are related to vested awards and 7.9 million are related to unvested awards) and, assuming a 50% withholding rate, would remit $302.5 million in cash for withholding taxes (of which $20.7 million is related to vested awards and $281.8 million is related to unvested awards). If we did not settle awards on a net basis and instead issued a sufficient number of shares to cover the $302.5 million employee withholding tax obligation, 8.5 million additional shares would be issued by the Company.
At December 31, 2024, most of the Company’s international cash can be repatriated without significant tax consequences.
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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company’s largest asset with a carrying value of $2.3 billion at each of December 31, 2024 and 2023, representing 52% of the Company’s total assets on both dates. Indefinite-lived intangible assets, which consist of certain of the Company’s acquired trade names and trademarks, have a carrying value of $96.9 million and $183.1 million at December 31, 2024 and 2023, respectively.
The Company assesses goodwill on its four reporting units and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances indicate that it is more likely than not the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset is below its carrying value.
Goodwill
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, a quantitative assessment is performed to further assess if any goodwill impairment exists.
If the Company concludes that it is more likely than not that there may be an impairment, the fair value of each reporting unit will be determined and compared to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded.
As a result of the change to our operating segments in the third quarter of 2024, we reassessed our reporting units and determined that the four operating segments are also our reporting units for the purpose of evaluating goodwill for impairment. The Company re-allocated goodwill to each of the four reporting units based on their relative fair values as of September 30, 2024. This change in reporting units is considered a triggering event that requires a goodwill impairment assessment to be performed immediately before and after the change. There was no goodwill impairment identified in either the before or after impairment tests. In measuring the estimated fair value of each operating unit, the Company used a combination of an income approach and a market approach. Under the income approach, a discounted cash flow analysis is performed with assumptions and estimates of forecast operating cash flows, including revenue growth rates, profitability margins, and discount rates, which all vary among reporting units. The market approach utilizes the guideline public companies method and is based on revenue and earnings multiple data derived from publicly traded peer group companies.

The Company has the option to qualitatively assess whether it is more likely than not that the fair values of its reporting units are less than their carrying values. The Company performed a qualitative impairment assessment as of October 1, 2024 and concluded that it was more likely than not that the fair values of each reporting unit exceeded their carrying values. Additionally, the 2023 annual assessment did not identify any goodwill impairments.
Indefinite-Lived Intangible Assets
The Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values. The Company performed a qualitative impairment assessment as of October 1, 2024 and concluded that it was more likely than not that the fair values of our indefinite-lived intangible assets exceeded the carrying values.
For assets in which a quantitative assessment is performed, the Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty discounted cash flow (“DCF”) valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the specific trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed when a quantitative assessment is performed based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s 2023 quantitative assessments as part of the annual indefinite-lived impairment assessment ranged from 15% to 18%, and the royalty rates used ranged from 3% to 8%.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded.
During the third quarter ended September 30, 2024, in connection with our decision to terminate certain of our live streaming services and our Hakuna app, we recognized impairment charges of $28.7 million related to indefinite-lived intangible assets in the Match Group Asia and Evergreen & Emerging segments. For certain assets with no remaining cash flows, the Company fully impaired the asset. For assets with remaining cash flows, the Company conducted discounted cash flow valuations. During the year ended December 31, 2022, the Company recognized impairment charges of $244.3 million in the Match Group Asia segment related to the Azar and Hakuna brands at Hyperconnect, $43.9 million in the Evergreen & Emerging segment related to the Meetic and Match brands in Europe, and $5.5 million in the Evergreen & Emerging segment related to certain Affinity brands in the U.S., all of which are included within “Impairment and amortization of intangibles” in the consolidated statement of operations.
At December 31, 2023, the aggregate indefinite-lived intangible asset balance for which the estimate of fair value was less than 110% of carrying values was approximately $76.5 million. These assets identified at December 31, 2023 had additional impairments taken during the year ended December 31, 2024 and the assets were either fully impaired as no additional cash flows were identified or impaired and moved to definite-lived intangible assets during the year ended December 31, 2024. At December 31, 2024, based on our qualitative analysis performed, none of the Company’s remaining indefinite-lived intangible assets fair values were identified as being near their carrying value.
In connection with the annual impairment assessment, the Company reviews the useful lives for intangible assets and whether events or changes in circumstances indicate that an indefinite life may no longer be appropriate. During the year ended December 31, 2024, the Company reclassified certain indefinite-lived intangible assets with a carrying value of $47.2 million to the definite-lived intangible asset category because these assets were no longer considered to have an indefinite life.
Recoverability and Estimated Useful Lives of Definite-lived Intangible Assets
We review the carrying value of all definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a definite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the definite-lived intangible asset exceeds its fair value. In addition, the Company reviews the useful lives of its definite-lived intangible assets whenever events or changes in circumstances indicate that these lives may be changed. During the year ended December 31, 2024, in connection with our decision to terminate certain of our live streaming services and our Hakuna app, we recognized impairment charges of $1.9 million related to definite-lived intangible assets in the Match Group Asia and Evergreen & Emerging segments. The carrying value of definite-lived intangible assets was $118.5 million and $122.7 million, at December 31, 2024 and 2023, respectively.
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
Stock-Based Compensation
The Company recorded stock-based compensation expense of $267.4 million and $232.1 million for the years ended December 31, 2024 and 2023, respectively.
Accounting for stock-based compensation at the Company is often complex due to the variety of instruments we use to attract, retain, and reward employees at many of our brands by allowing them to benefit from the value they help to create. We also utilize stock-based awards as part of our acquisition strategy. We accomplish these objectives, in part, by issuing awards denominated in the equity of our non-public subsidiaries as well as in Match Group, Inc. We further refine this approach by tailoring the terms of awards as appropriate. For example, we issue certain awards with vesting conditioned on the achievement of specified performance targets such as revenue or profits; these awards are referred to as performance awards. In other cases, we condition the vesting of awards to the achievement of value targets for a specific subsidiary or the Company’s stock price; these awards are referred to as market-based awards.
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
At December 31, 2024, the Company’s outstanding long-term debt was $3.9 billion, of which $3.5 billion consists of Senior Notes and Exchangeable Senior Notes that bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed-rate debt will exceed those on debt based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $118.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. At December 31, 2024, the $425 million Term Loan bore interest at a variable rate, Adjusted Term SOFR plus 1.75%.
On January 21, 2025, the Company repaid the Term Loan in full utilizing cash on hand.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions in Europe and Asia. As a result, we are exposed to foreign exchange risk related to certain currencies, primarily the Euro, British Pound (“GBP”), Japanese Yen (“JPY”), Turkish Lira (“TRY”), and Argentine Peso (“ARS”).
For the years ended December 31, 2024, 2023 and 2022, international revenue accounted for 54%, 54% and 55%, respectively, of our consolidated revenue. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average GBP exchange rate strengthened against the U.S. Dollar by 3% in 2024 compared to 2023. The average JPY, TRY, and ARS exchange rates weakened against the U.S. Dollar by 7%, 28%, and 68%, respectively, in 2024 compared to 2023. Foreign currency exchange rate changes during the years ended December 31, 2024 and 2023 negatively impacted revenue by $73.8 million and $48.5 million, respectively, or 2% and 1% of total revenue for each respective year. See “Non-GAAP Financial Measures” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Revenue excluding foreign exchange effects and a reconciliation of Revenue to Revenue excluding foreign exchange effects.
Foreign currency exchange losses included in the Company’s earnings for the years ended December 31, 2024, 2023 and 2022 are $0.6 million, $7.9 million and $2.0 million, respectively.
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

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Match Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
Company’s disclosure of an additional measure of segment profit or loss
In Note 12 to the consolidated financial statements, the Company has elected to disclose Adjusted Operating Income as an additional segment profit or loss measure as permitted pursuant to ASC 280 and that the U.S. Securities and Exchange Commission (SEC) defines as a non-GAAP measure. Accordingly, we express no opinion on whether the additional segment profit or loss measure complies with SEC Regulation S-K, Item 10(e) and Regulation G, Item 101.
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

Revenue Recorded in a Highly Automated Environment
Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company’s revenue is primarily derived directly from users for recurring subscriptions to branded services. Revenue is also earned from the purchase of à la carte features by users, which is recognized based on usage. Direct Revenue, which includes revenue from subscriptions and à la carte features, was $3.4 billion for the year ended December 31, 2024. The Company’s Direct Revenue is based on contractual terms with the Company’s customers and is comprised of a significant volume of low-dollar transactions. The Company’s process to record Direct Revenue, including the determination and calculation of the revenue to be recognized each period, is highly automated within the Company’s information technology (“IT”) systems that are principally proprietary.
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
New York, New York
February 27, 2025

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2024	2023

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$965,993	$862,440
Short-term investments	4,734	6,200
Accounts receivable, net of allowance of $379 and $603, respectively	324,963	298,648
Other current assets	102,072	104,023
Total current assets	1,397,762	1,271,311
Property and equipment, net	158,189	194,525
Goodwill	2,310,730	2,342,612
Intangible assets, net	215,448	305,746
Deferred income taxes	262,557	259,803
Other non-current assets	121,085	133,889
TOTAL ASSETS	$4,465,771	$4,507,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$18,262	$13,187
Deferred revenue	166,142	211,282
Accrued expenses and other current liabilities	365,057	307,299
Total current liabilities	549,461	531,768
Long-term debt, net	3,848,983	3,842,242
Income taxes payable	33,332	24,860
Deferred income taxes	11,770	26,302
Other long-term liabilities	85,882	101,787

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 294,432,137 and 289,631,352 shares issued; and 251,460,397 and 268,890,470 outstanding at December 31, 2024 and December 31, 2023, respectively	294	290
Additional paid-in capital	8,756,482	8,529,200
Retained deficit	(6,579,753)	(7,131,029)
Accumulated other comprehensive loss	(449,611)	(385,471)
Treasury stock; 42,971,740 and 20,740,882 shares, respectively	(1,791,071)	(1,032,538)
Total Match Group, Inc. shareholders’ equity	(63,659)	(19,548)
Noncontrolling interests	2	475
Total shareholders’ equity	(63,657)	(19,073)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,465,771	$4,507,886
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022

	(In thousands, except per share data)
Revenue	$3,479,373	$3,364,504	$3,188,843
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	991,273	954,014	959,963
Selling and marketing expense	622,100	586,262	534,517
General and administrative expense	438,839	413,609	435,868
Product development expense	442,175	384,185	333,639
Depreciation	87,499	61,807	43,594
Impairments and amortization of intangibles	74,175	47,731	366,257
Total operating costs and expenses	2,656,061	2,447,608	2,673,838
Operating income	823,312	916,896	515,005
Interest expense	(160,071)	(159,887)	(145,547)
Other income, net	40,815	19,772	8,033
Earnings from continuing operations, before tax	704,056	776,781	377,491
Income tax provision	(152,743)	(125,309)	(15,361)
Net earnings from continuing operations	551,313	651,472	362,130
Loss from discontinued operations, net of tax	—	—	(2,211)
Net earnings	551,313	651,472	359,919
Net (earnings) loss attributable to noncontrolling interests	(37)	67	2,027
Net earnings attributable to Match Group, Inc. shareholders	$551,276	$651,539	$361,946

Net earnings per share from continuing operations:
Basic	$2.12	$2.36	$1.29
Diluted	$2.02	$2.26	$1.25

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$2.12	$2.36	$1.28
Diluted	$2.02	$2.26	$1.24

Stock-based compensation expense by function:
Cost of revenue	$7,015	$5,934	$5,903
Selling and marketing expense	12,620	9,730	7,608
General and administrative expense	103,554	98,510	106,133
Product development expense	144,192	117,925	84,236
Total stock-based compensation expense	$267,381	$232,099	$203,880
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Net earnings	$551,313	$651,472	$359,919
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(64,172)	(16,279)	(146,361)
Total other comprehensive loss	(64,172)	(16,279)	(146,361)
Comprehensive income	487,141	635,193	213,558
Comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(37)	67	2,027
Change in foreign currency translation adjustment attributable to noncontrolling interests	32	(10)	933
Comprehensive (income) loss attributable to noncontrolling interests	(5)	57	2,960
Comprehensive income attributable to Match Group, Inc. shareholders	$487,136	$635,250	$216,518
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2024, 2023, and 2022

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2021	$1,260	$283	283,470	$8,164,216	$(8,144,514)	$(223,754)	$—	$(203,769)	$7,927	$(195,842)
Net (loss) earnings for the year ended December 31, 2022	(2,661)	—	—	—	361,946	—	—	361,946	634	362,580
Other comprehensive loss, net of tax	—	—	—	—	—	(145,428)	—	(145,428)	(933)	(146,361)
Stock-based compensation expense	—	—	—	214,437	—	—	—	214,437	—	214,437
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	4	3,347	(88,774)	—	—	—	(88,770)	—	(88,770)
Purchase of treasury stock	—			—	—	—	(482,049)	(482,049)	—	(482,049)
Adjustment of redeemable noncontrolling interests to fair value	1,401	—	—	(1,401)	—	—	—	(1,401)	—	(1,401)
Adjustment to noncontrolling interests to fair value	—	—	—	(16,215)	—	—	—	(16,215)	16,215	—
Purchase of noncontrolling interest	—	—	—	6,791	—	—	—	6,791	(23,693)	(16,902)
Noncontrolling interests created by the exercise of subsidiary denominated equity award	—	—	—	(844)	—	—	—	(844)	844	—
Settlement and exercises of note hedges and warrants	—	—	—	(7,116)	—	—	—	(7,116)	—	(7,116)
Other	—	—	—	2,543	—	—	—	2,543	—	2,543
Balance as of December 31, 2022	$—	$287	286,817	$8,273,637	$(7,782,568)	$(369,182)	$(482,049)	$(359,875)	$994	$(358,881)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2024, 2023, and 2022 (continued)

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2022	$—	$287	286,817	$8,273,637	$(7,782,568)	$(369,182)	$(482,049)	$(359,875)	$994	$(358,881)
Net (loss) earnings for the year ended December 31, 2023	(184)	—	—	—	651,539	—	—	651,539	117	651,656
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(16,289)	—	(16,289)	10	(16,279)
Stock-based compensation expense	—	—	—	243,826	—	—	—	243,826	—	243,826
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,814	13,980	—	—	—	13,983	—	13,983
Purchase of treasury stock	—	—	—	—	—	—	(550,489)	(550,489)	—	(550,489)
Purchase of redeemable noncontrolling interests	(295)	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	479	—	—	(479)	—	—	—	(479)	—	(479)
Adjustment of noncontrolling interests to fair value	—	—	—	(2,100)	—	—	—	(2,100)	2,100	—
Purchase of noncontrolling interest	—	—	—	753	—	—	—	753	(3,157)	(2,404)
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	(411)	—	—	—	(411)	411	—
Other	—	—	—	(6)	—	—	—	(6)	—	(6)
Balance as of December 31, 2023	$—	$290	289,631	$8,529,200	$(7,131,029)	$(385,471)	$(1,032,538)	$(19,548)	$475	$(19,073)
Net earnings for the year ended December 31, 2024	—	—	—	—	551,276	—	—	551,276	37	551,313
Other comprehensive loss, net of tax	—	—	—	—	—	(64,140)	—	(64,140)	(32)	(64,172)
Stock-based compensation expense	—	—	—	273,942	—	—	—	273,942	—	273,942
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	4	4,801	2,138	—	—	—	2,142	—	2,142
Dividends and dividend equivalents declared ($0.19 per share of Common Stock and Restricted Stock Units)	—	—	—	(48,892)	—	—	—	(48,892)	—	(48,892)
Dividend equivalents payable	—	—	—	1,116	—	—	—	1,116	—	1,116
Purchase of treasury stock	—	—	—	—	—	—	(758,533)	(758,533)	—	(758,533)
Adjustment of noncontrolling interests to fair value	—	—	—	(1,418)	—	—	—	(1,418)	1,418	—
Purchase of noncontrolling interest	—	—	—	397	—	—	—	397	(2,019)	(1,622)
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	—	—	—	—	—	150	150
Other	—	—	—	(1)	—	—	—	(1)	(27)	(28)
Balance as of December 31, 2024	$—	$294	294,432	$8,756,482	$(6,579,753)	$(449,611)	$(1,791,071)	$(63,659)	$2	$(63,657)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$551,313	$651,472	$359,919
Add back: loss from discontinued operations, net of tax	—	—	2,211
Net earnings from continuing operations	551,313	651,472	362,130
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	267,381	232,099	203,880
Depreciation	87,499	61,807	43,594
Impairments and amortization of intangibles	74,175	47,731	366,257
Deferred income taxes	(14,952)	26,612	(29,953)
Other adjustments, net	2,019	9,932	6,998
Changes in assets and liabilities
Accounts receivable	(29,788)	(107,412)	(6,669)
Other assets	25,337	25,055	59,584
Accounts payable and other liabilities	(9,395)	(5,961)	(472,610)
Income taxes payable and receivable	22,213	(3,337)	(1,054)
Deferred revenue	(43,083)	(41,207)	(6,469)
Net cash provided by operating activities attributable to continuing operations	932,719	896,791	525,688
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(50,578)	(67,412)	(49,125)
Other, net	(7,960)	(9,169)	(22,577)
Net cash used in investing activities attributable to continuing operations	(58,538)	(76,581)	(71,702)
Cash flows from financing activities attributable to continuing operations:
Payments to settle exchangeable notes	—	—	(176,310)
Proceeds from the settlement of exchangeable note hedges	—	—	75,864
Payments to settle warrants related to exchangeable notes	—	—	(7,482)
Proceeds from issuance of common stock pursuant to stock-based awards	13,584	19,916	20,485
Withholding taxes paid on behalf of employees on net settled stock-based awards	(11,441)	(5,933)	(109,256)
Purchase of treasury stock	(752,674)	(546,198)	(482,049)
Purchase of noncontrolling interests	(1,291)	(1,872)	(10,554)
Other, net	(6,482)	19	129
Net cash used in financing activities attributable to continuing operations	(758,304)	(534,068)	(689,173)
Total cash provided by (used in) continuing operations	115,877	286,142	(235,187)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(12,324)	3,782	(7,809)
Net increase (decrease) in cash, cash equivalents, and restricted cash	103,553	289,924	(242,996)
Cash, cash equivalents, and restricted cash at beginning of period	862,440	572,516	815,512
Cash, cash equivalents, and restricted cash at end of period	$965,993	$862,440	$572,516

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Match Group, Inc., through its portfolio companies, is a leading provider of digital technologies designed to help people make meaningful connections. Our global portfolio of brands includes Tinder®, Hinge®, Match®, Meetic®, OkCupid®, Pairs™, Plenty Of Fish®, Azar®, BLK®, and more, each built to increase our users’ likelihood of connecting with others. Through our trusted brands, we provide tailored services to meet the varying preferences of our users. Our services are available in over 40 languages to our users all over the world. Match Group has four operating segments, Tinder, Hinge, Evergreen and Emerging, and Match Group Asia (“MG Asia”).
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
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board’s (“FASB”) equity securities guidance, with any changes to fair value recognized within other income, net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer, the value of which is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income, net.
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
The Company’s revenue is primarily derived directly from users in the form of recurring subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, generally all purchases are final and nonrefundable. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period, which generally ranges from one week to six months. Revenue is also earned from online advertising and the purchase of à la carte features. Online advertising revenue is recognized when an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue associated with offline events is recognized when each event occurs.
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
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain costs, primarily mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. The Company recognizes an asset for these costs if we expect to recover those costs. Mobile app store fees are amortized over the period of contract performance. Specifically, the Company capitalizes and amortizes mobile app store fees as revenue is recognized for both subscription and à la carte features.
During the years ended December 31, 2024 and 2023, the Company recognized expense of $696.6 million and $646.7 million, respectively, related to the amortization of these costs. The contract asset balances at December 31, 2024, 2023, and 2022 related to costs to obtain a contract are $28.6 million, $33.1 million, and $38.2 million, respectively, included in “Other current assets” in the accompanying consolidated balance sheet.
Accounts Receivables, Net of Allowance for Credit Losses and Revenue Reserves
The majority of our users purchase our services through mobile app stores. At December 31, 2024, two mobile app stores accounted for approximately 78% and 16%, respectively, of our gross accounts receivables. The comparable amounts at December 31, 2023 were 79% and 8%, respectively. We evaluate the credit worthiness of these two mobile app stores on an ongoing basis and do not require collateral from these entities. We generally collect these balances between 30 and 45 days following the purchase. Payments made directly

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
through our applications are processed by third-party payment processors. We generally collect these balances within 3 to 5 days following the purchase. The Company also maintains allowances to reserve for potential credits issued to users or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balances are $166.1 million, $211.3 million, and $252.7 million at December 31, 2024, 2023, and 2022, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $211.3 million and $252.7 million of revenue that was included in the deferred revenue balance as of December 31, 2023 and 2022, respectively. At December 31, 2024 and 2023, there is no non-current portion of deferred revenue.
Disaggregation of Revenue
The following table presents disaggregated revenue:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Revenue:
Direct Revenue	$3,417,978	$3,308,131	$3,130,221
Indirect Revenue (principally advertising revenue)	61,395	56,373	58,622
Total Revenue	$3,479,373	$3,364,504	$3,188,843

Direct Revenue
Tinder	$1,940,619	$1,917,629	$1,794,467
Hinge	550,435	396,485	283,668
Evergreen & Emerging(a)	642,988	691,426	730,372
Match Group Asia(b)	283,936	302,591	321,714
Total Direct Revenue	$3,417,978	$3,308,131	$3,130,221
______________________
(a)Primarily consists of the brands Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands.
(b)Primarily consists of the brands Pairs™ and Azar®.
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $60.2 million and $85.5 million at December 31, 2024 and 2023, respectively.
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
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill on its four reporting units and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances indicate that it is more likely than not the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset is below its carrying value.
Goodwill
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, a quantitative assessment is performed to further assess if any goodwill impairment exists.
If the Company concludes that it is more likely than not that there may be an impairment, the fair value of each reporting unit will be determined and compared to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded.
As a result of the change to our operating segments in the third quarter of 2024, we reassessed our reporting units and determined that the four operating segments are also our reporting units for the purpose of evaluating goodwill for impairment. The Company re-allocated goodwill to each of the four reporting units based on their relative fair values as of September 30, 2024. This change in reporting units is considered a triggering event that requires a goodwill impairment assessment to be performed immediately before and after the change. There was no goodwill impairment identified in either the before or after impairment tests. In measuring the estimated fair value of each operating unit, the Company used a combination of an income approach and a market approach. Under the income approach, a discounted cash flow analysis is performed with assumptions and estimates of forecast operating cash flows including, revenue growth rates, profitability

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
margins, and discount rates, which all vary among reporting units. The market approach utilizes the guideline public companies method and is based on revenue and earnings multiple data derived from publicly traded peer group companies. There are significant judgements inherent in each analysis, including estimating the amount and timing of expected future cash flows, the selection of appropriate discount rates, and the peer group companies used.
The Company has the option to qualitatively assess whether it is more likely than not that the fair values of its reporting units are less than their carrying values. The Company performed a qualitative impairment assessment as of October 1, 2024 and concluded that it was more likely than not that the fair values of each reporting unit exceeded their carrying values. Additionally, the 2023 annual assessment did not identify any goodwill impairments.
Indefinite-Lived Intangible Assets
The Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values. The Company performed a qualitative impairment assessment as of October 1, 2024 and concluded that it was more likely than not that the fair values of our indefinite-lived intangible assets exceeded the carrying values.
For assets in which a quantitative assessment is performed, the Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty discounted cash flow (“DCF”) valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the specific trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed when a quantitative assessment is performed based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s 2023 quantitative assessments as part of the annual indefinite-lived impairment assessment ranged from 15% to 18%, and the royalty rates used ranged from 3% to 8%.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded.
During the third quarter ended September 30, 2024, in connection with our decision to terminate certain of our live streaming services and our Hakuna app, we recognized impairment charges of $28.7 million related to indefinite-lived intangible assets in the Match Group Asia and Evergreen & Emerging segments. For certain assets with no remaining cash flows, the Company fully impaired the asset. For assets with remaining cash flows, the Company conducted discounted cash flow valuations. During the year ended December 31, 2022, the Company recognized impairment charges of $244.3 million in the Match Group Asia segment related to the Azar and Hakuna brands at Hyperconnect, $43.9 million in the Evergreen & Emerging segment related to the Meetic and Match brands in Europe, and $5.5 million in the Evergreen & Emerging segment related to certain Affinity brands in the U.S., all of which are included within “Impairment and amortization of intangibles” in the consolidated statement of operations.
At December 31, 2023, the aggregate indefinite-lived intangible asset balance for which the estimate of fair value was less than 110% of carrying values was approximately $76.5 million. These assets identified at December 31, 2023 had additional impairments taken during the year ended December 31, 2024 and the assets were either fully impaired as no additional cash flows were identified or impaired and moved to definite-lived intangible assets during the year ended December 31, 2024. At December 31, 2024, based on our qualitative analysis performed, none of the Company’s remaining indefinite-lived intangible assets fair values were identified as being near their carrying value.
In connection with the annual impairment assessment, the Company reviews the useful lives for intangible assets and whether events or changes in circumstances indicate that an indefinite life may no longer be appropriate. During the year ended December 31, 2024, the Company reclassified certain indefinite-lived

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
intangible assets with a carrying value of $47.2 million to the definite-lived intangible asset category because these assets were no longer considered to have an indefinite life.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of ROU assets, property and equipment, and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized. During the year ended December 31, 2024, in connection with our decision to terminate certain of our live streaming services and our Hakuna app, we recognized impairment charges of $1.9 million related to definite-lived intangible assets in the Match Group Asia and Evergreen & Emerging segments. During the year ended December 31, 2022, the Company recognized an impairment charge related to Hyperconnect intangible assets with definite lives of $25.8 million in the Match Group Asia segment, which is included within “impairment and amortization of intangibles” in the consolidated statement of operations.
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
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and social media sites, and offline marketing. Advertising expense is $546.8 million, $519.6 million and $474.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of “other (expense) income, net.” See “Note 16—Consolidated Financial Statement Details” for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive loss into earnings. A gain of less than $0.1 million during the year ended December 31, 2024 is included in “other income, net” in the accompanying consolidated statement of operations. There were no such gains or losses for the years ended December 31, 2023 and 2022.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See “Note 11—Stock-based Compensation” for a discussion of the Company’s stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the consolidated subsidiaries of the Company are ordinarily reported on the consolidated balance sheet within shareholders’ equity, separately from the Company’s equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders’ equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders’ equity in the accompanying consolidated balance sheet. At December 31, 2024 and 2023, there are no redeemable noncontrolling interest outstanding.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests, or allow the Company to acquire such interests, at fair value. These put and call arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counterparty at various future dates. One of these arrangements was exercised during the year ended December 31, 2023. These put arrangements are exercisable by the counterparty outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2023 and 2022, the Company recorded adjustments of $0.5 million, and $1.4 million, respectively, to increase these interests to fair value. There was no such adjustment for the year ended December 31, 2024. Fair value determinations, which are level 3 assessments, require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
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
Recent Accounting Pronouncements
Accounting pronouncements adopted by the Company
In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, ASU No. 2023-07 requires the disclosure of the title and position of the Chief Operating Decision Maker. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective on a retrospective basis in our Form 10-K for the year ended December 31, 2024, and our interim periods beginning with our Form 10-Q for the quarter ended March 31, 2025. We adopted the new standard, which did not impact our results of operations, cash flows, or financial condition, but did expand our disclosures on our reportable segments. See “Note 12—Segment and Geographic Information” for the expanded disclosures.
Accounting pronouncements not yet adopted by the Company
In December 2023, the FASB issued ASU No. 2023-09, which focuses on the income tax rate reconciliation and income taxes paid. ASU No. 2023-09 requires a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold on an annual basis. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for our reporting on Form 10-K for the year ended December 31, 2025. Early adoption is permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU No. 2023-09 disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect ASU No. 2023-09 to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition. We plan to adopt the ASU for our reporting on Form 10-K for the year ended December 31, 2025 and we are evaluating adopting prospectively or retrospectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In November 2024, the FASB issued ASU No. 2024-03, which requires more detailed disclosures about specified categories of expenses, including employee compensation, within certain expense captions presented on the face of the income statement and to disclose selling expenses. ASU No. 2024-03 is effective for our annual reporting on Form 10-K for the year ended December 31, 2027 and within interim periods beginning on our Form 10-Q for the quarter ended March 31, 2028. The new standard may be applied prospectively or retrospectively, and early adoption is permitted. We expect ASU No. 2024-03 to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition. We are currently evaluating when we will adopt the ASU.
In November 2024, the FASB issued ASU No. 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishment of convertible debt. ASU No. 2024-04 is effective for our annual reporting on Form 10-K for the year ended December 31, 2026. The new standard may be applied prospectively or retrospectively, and early adoption is permitted. After the standard is adopted, accounting for future induced conversions would be impacted. We are currently evaluating ASU No. 2024-04 and its impact on our results of operations, cash flows, and financial condition and evaluating when we will adopt the ASU.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
U.S. and foreign earnings (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
U.S.	$677,842	$708,333	$651,406
Foreign	26,214	68,448	(273,915)
Total	$704,056	$776,781	$377,491
The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Current income tax provision:
Federal	$106,510	$54,523	$5,703
State	18,039	16,136	4,069
Foreign	43,146	28,038	35,542
Current income tax provision	167,695	98,697	45,314
Deferred income tax (benefit) provision:
Federal	(2,672)	33,267	76,185
State	(5,916)	(669)	6,076
Foreign	(6,364)	(5,986)	(112,214)
Deferred income tax (benefit) provision	(14,952)	26,612	(29,953)
Income tax provision	$152,743	$125,309	$15,361
On December 15, 2022, the European Union (“EU”) Member State formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% as established by the Organization for Economic Cooperation and Development Pillar Two Framework (“OECD Pillar Two Framework”). The EU effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries have enacted or are currently drafting legislation to implement the OECD Pillar Two

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Framework. The Company analyzed the impact of enacted legislation and determined it does not have a material impact to the tax provision.
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is primarily related to deferred tax assets for foreign net operating losses.

	December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$165,959	$177,740
Tax credit carryforwards	71,222	89,737
Capitalized research expenses	127,428	89,979
Disallowed interest carryforwards	6,837	31,531
Stock-based compensation	30,671	27,448
Accrued expenses	19,963	21,382
Exchangeable notes	28,821	36,891
Other	30,295	34,822
Total deferred tax assets	481,196	509,530
Less valuation allowance	(156,710)	(159,675)
Deferred tax assets, net of valuation allowance	324,486	349,855
Deferred tax liabilities:
Intangible assets	(45,769)	(65,349)
Right-of-use assets	(19,981)	(22,657)
Property and equipment	(4,403)	(22,738)
Other	(3,546)	(5,610)
Total deferred tax liabilities	(73,699)	(116,354)
Net deferred tax assets	$250,787	$233,501
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.
At December 31, 2024, the Company has federal and state net operating losses (“NOLs”) of $5.9 million and $117.5 million, respectively. While subject to limitation under Section 382 of the Internal Revenue code and other separate return limitations, federal NOLs of $5.5 million are expected to be used through 2037. Of the state NOLs, $1.3 million can be carried forward indefinitely and $116.2 million will expire at various times between 2025 and 2044. State NOLs of $104.1 million can be used against future taxable income without restriction and the remaining NOLs are subject to separate return limitations under applicable state law. At December 31, 2024, the Company has foreign NOLs of $662.8 million available to offset future income. Of these foreign NOLs, $133.2 million can be carried forward indefinitely and $529.6 million will expire at various times between 2025 and 2041. Foreign NOLs of $558.4 million can be used against future taxable income without restriction and the remaining NOLs are subject to limitation under each respective taxing jurisdiction’s law. During 2024, the Company recognized tax benefits related to NOLs of $2.8 million. At December 31, 2024, the Company has foreign disallowed interest carryforwards of $24.2 million that can be carried forward indefinitely and can be used against future taxable income.
At December 31, 2024, the Company has tax credit carryforwards of $84.7 million. Of this amount, $59.9 million relates to state and foreign tax credits for research activities, of which $7.6 million will expire at various times between 2030 and 2044. Our credit carryforwards also include $22.7 million of domestic foreign tax

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
credits, which will expire at various times between 2027 and 2033. Additionally, the Company has $2.1 million of other credits, primarily consisting of foreign employment tax credits which expire at various times between 2030 and 2032.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence, including, to the extent applicable, the nature, frequency, and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience.
During the year ended December 31, 2024, we recorded a $3.0 million net decrease to the valuation allowance, primarily related to a reduction in the deferred tax rate applied in certain jurisdictions, which was partially offset by an increase related to foreign disallowed interest carryforwards, net operating losses, and other deferred tax assets for which we do not believe a tax benefit is more likely than not to be realized. At December 31, 2024, the Company had a valuation allowance of $156.7 million related to the portion of NOLs, credits, and other deferred tax assets for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Income tax provision at the federal statutory rate of 21%	$147,852	$163,124	$79,273
State income taxes, net of effect of federal tax benefit	16,466	15,689	14,454
Stock-based compensation	29,248	32,270	(27,941)
Research credits	(17,194)	(10,373)	(12,611)
Foreign-derived intangible income deduction	(41,730)	(40,296)	(12,646)
Change in valuation allowance	8,860	(39,015)	(22,621)
Foreign income taxed at a different statutory rate	4,637	6,680	(4,104)
Withholding taxes	302	891	8,922
Change in uncertain tax positions	(1,376)	(5,804)	(10,694)
Other, net	5,678	2,143	3,329
Income tax provision	$152,743	$125,309	$15,361
The 2024 income tax provision was impacted by nondeductible stock-based compensation and state income taxes partially offset by benefits from a lower tax rate on U.S. income derived from foreign sources and research credits.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2024	2023	2022

	(In thousands)
Balance at January 1	$45,047	$43,340	$50,830
Additions based on tax positions related to the current year	13,166	7,397	5,781
Additions for tax positions of prior years	921	4,532	1,938
Reductions for tax positions of prior years	(58)	(615)	(12,287)
Settlements	(9,615)	(852)	(2,139)
Expiration of applicable statute of limitations	(797)	(8,755)	(783)
Balance at December 31	$48,664	$45,047	$43,340
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Our income tax provision for each of the years ended December 31, 2024, 2023, and 2022, includes an increase (decrease) of interest and penalties of $0.7 million, $(0.3) million, and $(0.3) million, respectively. At December 31, 2024 and 2023, noncurrent income taxes payable include accrued interest and penalties of $1.6 million and $0.9 million, respectively.
Match Group is routinely under audit by federal, state, local, and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for years through December 31, 2019. Although the 2020 tax year is closed to assessment, adjustments to taxable income may still be made if it impacts net operating loss or credit carryforwards coming out of that year. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2013. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At December 31, 2024 and 2023, unrecognized tax benefits, including interest, were $50.3 million and $45.8 million, respectively. If unrecognized tax benefits at December 31, 2024 are subsequently recognized, $46.6 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2023 was $41.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million by December 31, 2025, primarily due to settlements and expirations of statutes of limitations.
Generally, our ability to distribute the $260.0 million cash and cash equivalents held by our foreign subsidiaries at December 31, 2024 is limited to that subsidiary’s distributable reserves and after considering other corporate legal restrictions. The remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is indefinitely reinvested, and the determination of any deferred tax liability on this amount is not practicable.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The key components of loss from discontinued operations for the year ended December 31, 2022 consist of the following:

Year Ended December 31, 2022

(In thousands)
Income tax provision	$(2,211)
Loss from discontinued operations	$(2,211)
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, are as follows:

	December 31,
	2024	2023

	(In thousands)
Goodwill	$2,310,730	$2,342,612
Intangible assets with indefinite lives	96,931	183,053
Intangible assets with definite lives, net	118,517	122,693
Total goodwill and intangible assets, net	$2,526,178	$2,648,358
The following table presents the balance of goodwill, including the changes in the carrying value of goodwill, for the years ended December 31, 2024 and 2023:

	Tinder	Hinge	Evergreen & Emerging	MG Asia	Total

	(In thousands)
Balance at December 31, 2022	$—	$—	$—	$—	$2,348,366
Additions	—	—	—	—	12,525
Foreign Exchange Translation	—	—	—	—	(18,279)
Balance at December 31, 2023	$—	$—	$—	$—	$2,342,612
Foreign Exchange Translation	—	—	—	—	(19,883)
Other Adjustments	—	—	—	—	(2,997)
Reallocation to segments in the third quarter of 2024(a)	1,532,968	512,846	182,517	91,401	—
Foreign Exchange Translation	—	—	—	(9,002)	(9,002)
Balance at December 31, 2024	$1,532,968	$512,846	$182,517	$82,399	$2,310,730
______________________
(a)Represents the reallocation of goodwill to four new reporting units. See “Note 12—Segment and Geographic Information” for additional information.
During the year ended December 31, 2024, in connection with our decision to terminate certain of our live streaming services and our Hakuna app, we recognized impairment charges of $30.6 million related to indefinite- and definite-lived intangible assets in the Match Group Asia and Evergreen & Emerging segments. For certain assets with no remaining cash flow, the Company fully impaired the asset. For assets with remaining cash flows, the Company conducted discounted cash flow valuations. The Company also reclassified an indefinite-lived intangible asset with a carrying value of $47.2 million to the definite-lived intangible asset category during the year ended December 31, 2024 because the asset is no longer considered to have an indefinite life.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2022, the Company recognized impairment charges of $270.1 million in the Match Group Asia segment related to Hyperconnect indefinite- and definite-lived intangible assets related to a decline in long-term projections for the business since the acquisition in June 2021, including adverse foreign currency impacts in certain of Hyperconnect’s key markets, and the use of higher discount rates to value the assets. Additionally, the Company recognized $49.4 million of impairment in the Evergreen & Emerging segment during the year ended December 31, 2022 related to certain trade names including the Meetic and Match brands in Europe and certain affinity brands in the U.S., primarily due to declining projections at such brands. These charges are included within impairment and amortization of intangibles in the consolidated statement of operations.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2024 and 2023, intangible assets with definite lives are as follows:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Customer lists	$100,218	$(71,659)	$28,559	5.0
Patent and technology	43,988	(38,547)	5,441	5.9
Trade names	104,463	(19,946)	84,517	7.9
Other	18	(18)	—	—
Total	$248,687	$(130,170)	$118,517	7.1

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Customer lists	$120,764	$(65,596)	$55,168	5.0
Patent and technology	65,443	(45,863)	19,580	4.7
Trade names	57,955	(10,010)	47,945	7.8
Other	20	(20)	—	—
Total	$244,182	$(121,489)	$122,693	6.0
At December 31, 2024, amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
2025	$36,991
2026	22,705
2027	13,729
2028	13,283
2029 and thereafter	31,809
Total	$118,517

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At December 31, 2024 and 2023, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $19.3 million and $14.3 million, respectively, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held as of December 31, 2024 were $2.1 million. For both the years ended December 31, 2024 and 2023, there were no adjustments, either downward or upward, to the carrying value of equity securities without readily determinable fair values.
Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2024
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$264,008	$—	$264,008
Time deposits	—	121,000	121,000
Short-term investments:
Time deposits	—	4,734	4,734
Total	$264,008	$125,734	$389,742

	December 31, 2023
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$125,659	$—	$125,659
Time deposits	—	75,000	75,000
Short-term investments:
Time deposits	—	6,200	6,200
Total	$125,659	$81,200	$206,859

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a)(b)	$(3,848,983)	$(3,578,976)	$(3,842,242)	$(3,586,177)
______________________
(a)At December 31, 2024 and 2023, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $26.0 million and $32.8 million, respectively.
(b)At December 31, 2024, the fair value of the outstanding 2026 Exchangeable Notes and 2030 Exchangeable Notes is $541.2 million and $498.0 million, respectively. At December 31, 2023, the fair value of the outstanding 2026 Exchangeable Notes and 2030 Exchangeable Notes is $517.2 million, and $500.3 million, respectively.
At December 31, 2024 and 2023, the fair value of long-term debt, net is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 7—LONG-TERM DEBT, NET
Long-term debt, net consists of:

	December 31,
	2024	2023

	(In thousands)
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	425,000	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1	500,000	500,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total long-term debt	3,875,000	3,875,000
Less: Unamortized original issue discount	2,554	3,479
Less: Unamortized debt issuance costs	23,463	29,279
Total long-term debt, net	$3,848,983	$3,842,242
______________________
(a)Subject to springing maturity, described below.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following diagram illustrates where debt is held in our corporate structure as of December 31, 2024.
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
At December 31, 2024 and 2023, the Credit Facility has a borrowing capacity of $500 million and $750 million, respectively. At both December 31, 2024 and 2023, there were no outstanding borrowings under the credit facility. At December 31, 2024 and 2023, there were letters of credit of $0.6 million and $0.4 million, respectively. At December 31, 2024 and 2023, there was $499.4 million and $749.6 million, respectively, of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of December 31, 2024. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus an applicable margin based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At both December 31, 2024 and 2023, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at Adjusted Term SOFR plus 1.75% and the applicable rate was 6.22% and 7.27% at December 31, 2024 and 2023, respectively. The Term Loan matures on February 13, 2027. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Credit Agreement.
The Credit Agreement includes covenants that would limit the ability of MG Holdings II to pay dividends, make distributions, or repurchase MG Holdings II’s stock in the event MG Holdings II’s secured net leverage ratio exceeds 4.25 to 1.0, or if an event of default has occurred. The Credit Agreement includes additional covenants that limit the ability of MG Holdings II and its subsidiaries to, among other things, incur indebtedness, pay dividends, or make distributions. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain MG Holdings II wholly-owned domestic subsidiaries and are also secured by the stock of certain MG Holdings II domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
under the Credit Facility rank equally with each other, and have priority over the Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
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
The 5.625% Senior Notes were issued on February 15, 2019, and are currently redeemable. The proceeds from these notes were used to repay outstanding borrowings under the Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. These notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest to the applicable redemption date:

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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. At December 31, 2024, there were no limitations pursuant thereto. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge, or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indentures governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
There were not any 2026 or 2030 Exchangeable Notes presented for exchange during the years ended December 31, 2024 and 2023. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of December 31, 2024.
At both December 31, 2024 and December 31, 2023, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on December 31, 2024 and December 31, 2023, respectively.
Additionally, all or any portion of the 2026 Exchangeable Notes may be redeemed for cash at the respective issuer’s option, at any time and, for the 2030 Exchangeable Notes, on or after July 20, 2026, if the last reported sale price of the Company’s common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the notice of redemption is provided, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the applicable issuer provides notice of redemption, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The following table sets forth the components of the outstanding Exchangeable Notes as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$575,000	$575,000	$575,000	$575,000
Less: unamortized debt issuance costs	2,371	5,592	3,976	6,630
Net carrying value included in long-term debt, net	$572,629	$569,408	$571,024	$568,370

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth interest expense recognized related to the Exchangeable Notes for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$5,031	$11,500
Amortization of debt issuance costs	1,605	1,038
Total interest expense recognized	$6,636	$12,538

	Year Ended December 31, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$5,031	$11,500
Amortization of debt issuance costs	1,586	1,015
Total interest expense recognized	$6,617	$12,515

	Year Ended December 31, 2022
	2022 Exchangeable Notes(a)	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$366	$5,031	$11,500
Amortization of debt issuance costs	401	1,568	993
Total interest expense recognized	$767	$6,599	$12,493
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at December 31, 2024:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Hedges	6.6	$87.52
2030 Exchangeable Notes Hedges	6.8	$84.22

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Warrants	6.6	$134.76
2030 Exchangeable Notes Warrants	6.8	$134.82
______________________
(a)Subject to adjustment upon the occurrence of specified events.
Long-term debt maturities

Years Ending December 31,	(In thousands)
2026	$575,000
2027	875,000
2028	500,000
2029	350,000
2030	1,075,000
2031	500,000
Total	3,875,000
Less: Unamortized original issue discount	2,554
Less: Unamortized debt issuance costs	23,463
Total long-term debt, net	$3,848,983
NOTE 8—SHAREHOLDERS’ EQUITY
Description of Common Stock
Holders of Match Group common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Match Group common stock are entitled to receive, share for share, such dividends as may be declared by Match Group’s Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution, or winding up, holders of the Company’s common stock are entitled to receive, ratably, the assets available for distribution to stockholders after payment of all liabilities.
Reserved Common Shares
In connection with equity compensation plans, the Exchangeable Notes, and Exchangeable Notes Warrants, 65.7 million shares of Match Group common stock are reserved at December 31, 2024.
Common Stock Repurchases
In May 2022, our Board of Directors approved a share repurchase program (the “2022 Share Repurchase Program”) to repurchase up to 12.5 million shares of our common stock. In April 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock, which replaced the 2022 Share Repurchase

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Program. In January 2024, the Board of Directors approved a share repurchase program of up to $1.0 billion in aggregate value of shares of Match Group stock (the “January 2024 Share Repurchase Program”), which replaced the 2023 Share Repurchase Program. On December 10, 2024, the Board of Directors authorized a new repurchase program of up to $1.5 billion in aggregate value of shares of Match Group common stock (the “December 2024 Share Repurchase Program”). The December 2024 Share Repurchase Program will take effect when the January 2024 Share Repurchase Program, of which $247 million in aggregate value of shares of Match Group common stock remains available as of December 31, 2024, is exhausted. Under both the January and December 2024 Share Repurchase Programs, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. Both the January and December 2024 Share Repurchase Programs may be commenced, suspended or discontinued at any time.
During the years ended December 31, 2024, 2023, and 2022, we repurchased 22.2 million, 13.5 million and 7.2 million shares of our common stock, respectively, for aggregate consideration, on a trade date basis, of $752.7 million, $546.2 million and $482.0 million, respectively.
Preferred Stock
The Company has authorized 100,000,000 shares, $0.01 par value per share, of preferred stock. No shares have been issued under this authorization.
Dividend
On December 10, 2024, the Company’s Board of Directors declared a cash dividend of $0.19 per share of outstanding common stock, to stockholders of record as of the close of business on January 6, 2025, in the aggregate amount equal to $47.8 million, payable on January 21, 2025. Additionally, restricted stock units (“RSUs”) granted on or after February 1, 2024 receive dividend equivalents that vest proportionally to the underlying award’s vesting schedule.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss. For the years ended December 31, 2024, 2023, and 2022, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Balance at January 1	$(385,471)	$(369,182)	$(223,754)
Other comprehensive loss	(64,144)	(16,289)	(145,428)
Amounts reclassified into earnings	4	—	—
Net current period other comprehensive loss	(64,140)	(16,289)	(145,428)
Balance at December 31	$(449,611)	$(385,471)	$(369,182)
At December 31, 2024, 2023, and 2022, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Years Ended December 31,
	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$551,313	$551,313	$651,472	$651,472	$362,130	$362,130
Net (earnings) loss attributable to noncontrolling interests	(37)	(37)	67	67	2,027	2,027
Impact from subsidiaries' dilutive securities of continuing operations	—	(24)	—	(81)	—	(222)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	12,691	—	12,684	—	4,151
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$551,276	$563,943	$651,539	$664,142	$364,157	$368,086

Net loss from discontinued operations attributable to shareholders	—	—	—	—	(2,211)	(2,211)
Net earnings attributable to Match Group, Inc. shareholders	$551,276	$563,943	$651,539	$664,142	$361,946	$365,875

Denominator
Weighted average basic shares outstanding	260,299	260,299	275,773	275,773	282,564	282,564
Dilutive securities(b)(c)	—	5,367	—	4,114	—	5,020
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,397	—	13,397	—	7,631
Denominator for earnings per share—weighted average shares(b)(c)	260,299	279,063	275,773	293,284	282,564	295,215

Earnings (loss) per share:
Earnings per share from continuing operations	$2.12	$2.02	$2.36	$2.26	$1.29	$1.25
Loss per share from discontinued operations, net of tax	$—	$—	$—	$—	$(0.01)	$(0.01)
Earnings per share attributable to Match Group, Inc. shareholders	$2.12	$2.02	$2.36	$2.26	$1.28	$1.24
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the years ended December 31, 2024 and 2023, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes. For the year ended December 31, 2022, the Company adjusted net earnings from continuing operations attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2022 and 2026 Exchangeable Notes and dilutive

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
shares were included for the same set of notes. For the year ended December 31, 2022, the 2030 Exchangeable Notes were not more dilutive under the if-converted method and therefore no adjustment to net earnings attributable to Match Group, Inc. for cash interest expense related to the 2030 Exchangeable Notes was made for the year, and the weighted average 6.8 million shares related to the 2030 Exchangeable Notes are excluded from dilutive securities.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the years ended December 31, 2024, 2023, and 2022, 17.3 million, 15.9 million, and 16.0 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2024, 2023, and 2022, 3.0 million, 3.2 million, and 1.6 million market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 11—STOCK-BASED COMPENSATION
The Company currently has four active stock and annual incentive plans: two Former Match Group plans that were assumed as part of the Separation (the 2015 and 2017 plans), a plan that was approved by shareholders on June 25, 2020 (the 2020 plan), and a plan that was approved by shareholders on June 21, 2024 (the 2024 plan). The 2015, 2017, and 2024 plans cover stock options to acquire shares of Match Group common stock, RSUs, PSUs, and stock settled stock appreciation rights denominated in the equity of certain of our subsidiaries, in each case with respect to awards granted by the Company, and in the case of the 2015 and 2017 plans, awards previously granted by Former Match Group prior to the Separation. The 2015 and 2024 plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2024, there were 20.7 million shares available for the future grant of equity awards under the 2015 and 2024 plans collectively. The 2020 plan covers options previously granted by Former IAC that converted into Match Group options as a result of the Separation. No additional grants can be made from the 2017 and 2020 plans.
The 2015, 2017, and 2024 plans have a stated term of ten years and provide that the exercise price of stock options granted will not be less than the market price of the Company’s common stock on the grant date. No plan specifies grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of Match Group’s Board of Directors (the “Committee”). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. RSUs, PSUs, and market-based awards outstanding generally vest over a three- or four-year period.
Stock-based compensation expense recognized in the consolidated statement of operations includes expense related to the Company’s stock options, RSUs, market-based awards, PSUs for which vesting is considered probable, and equity instruments denominated in shares of subsidiaries. The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2024, there is $358.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all outstanding equity-based awards, which is expected to be recognized over a weighted average period of approximately 1.9 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2024, 2023, and 2022 related to all stock-based compensation is $28.7 million, $16.3 million and $72.5 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2024, 2023, and 2022 is $5.8 million, $3.2 million, and $53.5 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options
Stock options outstanding at December 31, 2024 and changes during the year ended December 31, 2024 are as follows:

	December 31, 2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2024	3,116	$20.80
Exercised	(385)	16.39
Expired	(19)	25.58
Outstanding and exercisable at December 31, 2024	2,712	$21.39	2.0	$34,738
The aggregate intrinsic value in the table above represents the difference between Match Group’s closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had option holders exercised their options on December 31, 2024. The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 is $6.9 million and $13.7 million, respectively. Cash received from Match Group stock option exercises for the years ended December 31, 2024, 2023, and 2022 was $13.6 million, $19.9 million, and $20.5 million, respectively.
Restricted Stock Units, Performance-Based Stock Units, and Market-Based Awards
RSUs, PSUs, and market-based awards are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of Match Group common stock. For market-based awards, the grant date fair value was estimated using a lattice model that incorporates a Monte Carlo simulation of the Company’s total shareholder return relative to companies within the Nasdaq 100 Index or Nasdaq composite index over various performance periods. Each RSU, PSU, and market-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting conditions where certain performance targets set at the time of grant must be achieved before an award vests. The number of market-based awards that ultimately vest is based on the Company’s market performance relative to certain other publicly-traded companies. For RSU awards, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term. For PSU awards, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unvested RSUs, PSUs, and market-based awards outstanding at December 31, 2024 and changes during the year ended December 31, 2024 are as follows:

	RSUs		PSUs		Market-based awards
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value

	(Shares in thousands)
Unvested at January 1, 2024	7,332	$61.79	2,147	$45.58	2,352	$94.67
Granted	6,487	35.74	118	38.13	1,276	44.69
Vested	(3,670)	65.36	(241)	41.49	—	—
Forfeited	(1,372)	48.47	(570)	56.64	(284)	96.45
Expired	—	—	—	—	(368)	123.01
Unvested at December 31, 2024	8,777	$43.12	1,454	$41.31	2,976	$69.58
______________________
(a)Represents the maximum shares issuable.
The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2024 and 2023, based on market prices of Match Group’s common stock on the grant date, was $35.78 and $41.25, respectively. The total fair value of RSUs that vested during the years ended December 31, 2024 and 2023 was $239.9 million and $185.0 million, respectively. The total fair value of PSUs that vested during the year ended December 31, 2024 was $10.0 million. No PSUs vested during the year ended December 31, 2023.
There were 1.3 million market-based awards granted during both the years ended December 31, 2024 and 2023. The vesting of the awards granted in 2024 and 2023 are dependent upon the Company’s total shareholder return relative to companies within the Nasdaq 100 Index or Nasdaq composite index over various performance periods. No market-based awards vested during the years ended December 31, 2024 and 2023.
Equity Instruments Denominated in Shares of Certain Subsidiaries
The Company has granted stock settled stock appreciation rights and restricted stock units, both denominated in the equity of a certain non-publicly traded subsidiary to employees of the subsidiary. These equity awards vest over a specified period of time. The value of the stock settled stock appreciation rights and restricted stock units are based on the equity value of the subsidiary. The stock settled stock appreciation rights awards only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. The fair value of the common stock of the subsidiary is generally determined through a third-party valuation pursuant to the terms of the respective subsidiary equity plan. The stock appreciation rights and restricted stock units are both settled on a net basis, with the award holder entitled to receive a payment in shares of Match Group common stock with a total value equal to the intrinsic value of the award at exercise, less applicable withholding taxes. The number of shares of Match Group common stock ultimately needed to settle these awards may vary significantly from the estimated number below as a result of movements in our stock price and/or a determination of fair value of the relevant subsidiary that differs from our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. At December 31, 2024, the number of shares of Match Group common stock that would be required to settle these awards at estimated fair values, including vested and unvested awards, net of an assumed 50% withholding tax, is 2.9 million shares. The withholding taxes, which would be paid by the Company on behalf of the employees at exercise or vesting, required to settle the vested and unvested awards at estimated fair values on December 31, 2024 is $95.3 million assuming a 50% withholding tax rate. The corresponding number of shares and withholding tax amount as of December 31, 2023 were 0.9 million shares and $34.6 million.
Employee Stock Purchase Plan
The Match Group, Inc. 2021 Global Employee Stock Purchase Plan (the "ESPP") was approved by the Company’s shareholders on June 15, 2021. Under the ESPP, eligible employees may purchase the Company’s

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock at a 15% discount of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of the applicable six-month purchase period, subject to certain purchase limits.
Under the ESPP, employees purchased 0.3 million shares at a weighted average price per share of $26.38 during the year ended December 31, 2024. At December 31, 2024, there were 2.0 million shares available for future issuance under the ESPP. At December 31, 2024, there is $1.8 million of unrecognized compensation cost, net of estimated forfeitures, related to the ESPP, which is expected to be recognized over a weighted average period of approximately 0.7 years.
Capitalization of Stock-Based Compensation
For the years ended December 31, 2024, 2023 and 2022, $6.6 million, $11.7 million, and $10.6 million, respectively, of stock-based compensation was capitalized related to the development of internal use software.
Modifications of awards
During the years ended December 31, 2023 and 2022, the Company modified certain equity awards and recognized modification charges in continuing operations of $1.8 million and $14.6 million, respectively, impacting fewer than 30 employees in any given year.
NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION
Due to recent business developments in the third quarter of 2024 and continual assessment of the requirements under ASC 280, Segment Reporting, the Company reassessed its segment conclusions and determined that effective September 30, 2024, we are presenting four operating and reportable segments.
Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, analyzes the results of our business through four operating segments consisting of brands or groups of brands within our portfolio: Tinder, Hinge, Evergreen & Emerging, and MG Asia. These four operating segments are also our reportable segments. Our CODM primarily evaluates the operating results and performance of our segments through revenue, operating income, and Adjusted Operating Income. These financial metrics are used to view operating trends, perform analytical comparisons, compare performance between periods, and evaluate variances to forecast on a monthly basis.
As a result of the change to our operating segments in the third quarter of 2024, we reassessed our reporting units and determined that the four operating segments are also our reporting units for the purpose of evaluating goodwill for impairment. The Company re-allocated goodwill to each of the four reporting units based on their relative fair values as of September 30, 2024. This change in reporting units is considered a triggering event that requires a goodwill impairment assessment to be performed immediately before and after the change. There was no goodwill impairment identified in either the before or after impairment tests. Goodwill was allocated to each of the four reporting units as follows: Tinder, $1.5 billion; Hinge, $0.5 billion; Evergreen & Emerging, $0.2 billion; and MG Asia, $0.1 billion.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents revenue by segment, which includes revenue from customers in the form of direct revenue, indirect revenue, which is primarily advertising revenue, and intersegment revenue, which is eliminated in consolidated results:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Revenue:
Tinder	$1,991,137	$1,963,610	$1,841,629
Hinge	550,435	396,485	283,668
Evergreen & Emerging	654,168	700,925	741,256
MG Asia	284,522	303,484	322,290
Eliminations	(889)	—	—
Total	$3,479,373	$3,364,504	$3,188,843
The following tables present the segment profitability measures, operating income (loss) and Adjusted Operating Income, and a reconciliation of the total segment profitability measures to earnings before income taxes:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Operating income (loss):
Tinder	$889,222	$955,519	$956,470
Hinge	121,482	74,261	78,723
Evergreen & Emerging	66,088	82,460	35,879
MG Asia	(32,345)	(8,675)	(312,027)
Total segment operating income	1,044,447	1,103,565	759,045
Corporate and unallocated costs(a)	(221,135)	(186,669)	(244,040)
Interest expense	(160,071)	(159,887)	(145,547)
Other income, net	40,815	19,772	8,033
Earnings before income taxes	$704,056	$776,781	$377,491
______________________
(a)Includes stock-based compensation and depreciation.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Adjusted Operating Income:
Tinder	$1,017,023	$1,049,360	$1,027,883
Hinge	166,478	107,646	91,148
Evergreen & Emerging	170,418	163,796	159,717
MG Asia	60,806	61,790	34,432
Total segment Adjusted Operating Income	1,414,725	1,382,592	1,313,180
Corporate and unallocated costs	(162,358)	(124,059)	(184,444)
Stock-based compensation	(267,381)	(232,099)	(203,880)
Depreciation	(87,499)	(61,807)	(43,594)
Impairments and amortization of intangibles	(74,175)	(47,731)	(366,257)
Interest expense	(160,071)	(159,887)	(145,547)
Other income, net	40,815	19,772	8,033
Earnings before income taxes	$704,056	$776,781	$377,491
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
Our CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. Interest income and other income, net are not allocated to individual segments as these are managed on a consolidated basis. The accounting policies for segment reporting are the same as for our consolidated financial statements.
The following tables present the significant segment expenses regularly reviewed by our CODM:

	Year Ended December 31, 2024
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$414,908	$151,467	$70,735	$63,292
Cost of acquisition	183,220	98,808	195,738	73,407
Variable expense	122,053	17,100	41,592	28,321
Employee compensation expense, excluding stock-based compensation expense	197,157	95,445	131,039	40,632
Other operating expenses(a)	56,776	21,137	44,646	18,064
Stock-based compensation(b)	90,141	42,673	54,922	25,818
Depreciation(b)	37,660	2,323	21,732	20,834
Impairment and amortization of intangible assets(b)	—	—	27,676	46,499

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2023
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$417,571	$110,093	$70,012	$70,251
Cost of acquisition	167,566	67,758	202,831	77,456
Variable expense	119,333	15,004	63,779	29,296
Employee compensation expense, excluding stock-based compensation expense	167,019	79,084	148,285	42,338
Other operating expenses(a)	42,761	16,900	52,222	22,353
Stock-based compensation(b)	68,644	31,459	50,268	23,399
Depreciation(b)	25,197	1,926	18,732	11,671
Impairment and amortization of intangible assets(b)	—	—	12,336	35,395

	Year Ended December 31, 2022
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$384,995	$79,098	$64,044	$73,154
Cost of acquisition	110,625	37,147	234,872	91,607
Variable expense	110,106	10,613	71,205	50,873
Employee compensation expense, excluding stock-based compensation expense	160,816	51,645	155,347	43,410
Other operating expenses(a)	47,204	14,017	56,071	28,814
Stock-based compensation(b)	56,085	10,794	52,498	28,294
Depreciation(b)	15,328	1,631	17,971	5,277
Impairment and amortization of intangible assets(b)	—	—	53,369	312,888
______________________
(a)Other operating expenses primarily consists of office rent, business software, travel, indirect taxes, and professional fees.
(b)Expense is a non-cash item and excluded from the profitability measure of Adjusted Operating Income (Loss).

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic Information
Revenue by geography is based on where the customer is located. The United States is the only country from which revenue is greater than 10 percent of total revenue. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Revenue
United States	$1,593,611	$1,541,012	$1,450,702
All other countries	1,885,762	1,823,492	1,738,141
Total	$3,479,373	$3,364,504	$3,188,843

	December 31,
	2024	2023

	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$119,638	$143,502
South Korea	16,608	23,708
All other countries	21,943	27,315
Total	$158,189	$194,525
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

Leases	Balance Sheet Classification	December 31, 2024	December 31, 2023

		(In thousands)
Assets:
Right-of-use assets	Other non-current assets	$86,417	$95,660

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$19,213	$16,389
Long-term lease liabilities	Other long-term liabilities	84,583	98,475
Total lease liabilities		$103,796	$114,864

Lease Cost	Income Statement Classification	Year Ended December 31, 2024	Year Ended December 31, 2023

		(In thousands)
Fixed lease cost	Cost of revenue	$1,875	$1,567
Fixed lease cost	General and administrative expense	22,032	20,960
Total fixed lease cost(a)		23,907	22,527

Variable lease cost	Cost of revenue	441	880
Variable lease cost	General and administrative expense	3,368	3,175
Total variable lease cost		3,809	4,055
Net lease cost		$27,716	$26,582
______________________
(a)Includes approximately $0.6 million and $1.5 million of short-term lease cost for the years ended December 31, 2024 and December 31, 2023, respectively.
Maturities of lease liabilities as of December 31, 2024(a):

(In thousands)
2025	$22,709
2026	19,423
2027	13,655
2028	12,799
2029	12,427
After 2029	38,594
Total	119,607
Less: Interest	(15,811)
Present value of lease liabilities	$103,796
______________________
(a)Operating lease payments exclude $28.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following are the weighted average assumptions used for lease term and discount rate:

	December 31, 2024	December 31, 2023
Remaining lease term	7.2 years	8.1 years
Discount rate	3.86%	3.76%

	Year Ended December 31, 2024	Year Ended December 31, 2023

	(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$11,420	$19,258
Cash paid for amounts included in the measurement of lease liabilities	$26,082	$21,188
NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has funding commitments in the form of purchase obligations and surety bonds. The purchase obligations are $68.6 million for 2025, $8.7 million for 2026, $9.8 million for 2027, and $9.0 million for 2028, for a total of $96.1 million in purchase obligations. The purchase obligations primarily relate to web hosting service commitments.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users over a certain age a higher price than younger users for subscriptions to its premium Tinder Plus service. Plaintiff seeks damages in an unspecified amount. On July 15, 2024, the court granted Plaintiff’s motion to certify a class of approximately 270,000 individuals based upon California Tinder Plus and Tinder Gold subscribers age 29 and over. On January 17, 2025, the court denied our motion to compel the class and the Plaintiff to arbitration. We filed a Notice of Appeal on January 24, 2025. Our consolidated financial statements do not reflect any provision for a loss with respect to this matter. While there is at least a reasonable possibility of an exposure to loss, the amount is difficult to predict. If the court were to order restitution to all members of the class, we estimate the amount would be approximately $14 million, which we do not believe would be material to our business. California’s Unruh Civil Rights Act provides for statutory damages of the higher of three times the amount of actual damages or $4,000. Plaintiff has argued that the $4,000 in statutory damages should be incurred for each time a class member was charged a higher price; however we contend that an exposure to that amount would not be permitted for various reasons, including the Due Process Clause of the U.S. Constitution. We believe that we have strong defenses and will continue to defend vigorously against the lawsuit.
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
Matching contributions under the plans for the years ended December 31, 2024, 2023, and 2022 were $14.5 million, $14.0 million and $13.5 million, respectively.
Matching contributions are invested in the same manner that each participant’s voluntary contributions are invested under the respective plans.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Internationally, Match Group also has or participates in various benefit plans, primarily defined contribution plans. The Company’s contributions for these plans for the years ended December 31, 2024, 2023 and 2022 were $5.2 million, $6.4 million, and $6.2 million, respectively.
NOTE 16—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2024	2023

	(In thousands)
Other current assets:
Prepaid expenses	$40,936	$46,433
Capitalized mobile app fees	28,629	33,122
Other	32,507	24,468
Other current assets	$102,072	$104,023

	December 31,
	2024	2023

	(In thousands)
Property and equipment, net:
Computer equipment and capitalized software	$294,359	$275,398
Buildings and building improvements	68,493	67,019
Leasehold improvements	60,536	53,163
Land	11,565	11,565
Furniture and other equipment	17,060	17,148
Projects in progress	13,354	19,455
	465,367	443,748
Accumulated depreciation and amortization	(307,178)	(249,223)
Property and equipment, net	$158,189	$194,525

	December 31,
	2024	2023

	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$112,802	$103,336
Accrued advertising expense	50,284	59,639
Accrued non-income taxes	41,133	34,216
Accrued interest expense	29,899	30,184
Dividend payable	47,776	—
Other	83,163	79,924
Accrued expenses and other current liabilities	$365,057	$307,299

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Other income, net:
Interest income	$41,105	$26,772	$4,368
Foreign currency losses	(579)	(7,919)	(1,972)
Other	289	919	5,637
Other income, net	$40,815	$19,772	$8,033
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	December 31,
	2024	2023	2022	2021

	(In thousands)
Cash and cash equivalents	$965,993	$862,440	$572,395	$815,384
Restricted cash included in other current assets	—	—	121	128
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flow	$965,993	$862,440	$572,516	$815,512
Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid (received) during the year for:
Interest	$152,890	$152,481	$138,045
Income tax payments	$149,236	$110,428	$60,026
Income tax refunds	$(3,754)	$(8,394)	$(13,658)
NOTE 17—SUBSEQUENT EVENT
On January 21, 2025, the Company repaid the $425 million outstanding balance on the Term Loan utilizing cash on hand.

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2024, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), Match Group management, including the CEO and the CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2024.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Match Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Match Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 27, 2025

Item 9B.    Other Information
Insider Trading Arrangements
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated by reference to Match Group’s definitive Proxy Statement to be used in connection with its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401 of Regulation S-K relating to directors and executive officers of Match Group is set forth in the sections entitled “Information Concerning Director Nominees and Other Board Members” and “Information Concerning Match Group Executive Officers Who Are Not Directors,” respectively, in the 2025 Proxy Statement. The information required by Item 406 of Regulation S-K relating to Match Group’s Code of Ethics is set forth under the caption “Item 1—Business–Additional information—Code of ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2025 Proxy Statement and is incorporated herein by reference.
The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, employees, contractors and the Company. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our insider trading policies and procedures are filed with this Annual Report on Form 10-K as Exhibits 19.1 and 19.2.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled “Executive Compensation” and “Director Compensation” in the 2025 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of Match Group common stock required by Item 403 of Regulation S-K and securities authorized for issuance under Match Group’s various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Match Group required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of Match Group’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to Match Group by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Match Group, Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2024 and 2023.
Consolidated Statement of Operations for the Years Ended December 31, 2024, 2023, and 2022.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2024, 2023, and 2022.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022.
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

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1*	Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC	8-K	000-20570	2.1	12/20/2019
2.2*	Amendment, dated as of April 28, 2020, to the Transaction Agreement by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC	8-K	000-20570	2.1	4/28/2020
2.3*	Amendment No. 2 to Transaction Agreement, dated as of June 22, 2020, by and among IAC/InterActiveCorp (Former IAC), Match Group, Inc. (Former Match Group), IAC Holdings, Inc. and Valentine Merger Sub LLC	8-K	000-20570	2.1	6/22/2020
2.4	Share Purchase Agreement, dated as of February 10, 2021, by and among the Company, the Buyer and the Sellers	8-K	001-34148	2.1	2/10/2021
2.5	Amendment and Supplement No. 1 to Share Purchase Agreement, dated as of June 17, 2021, by and among Sellers’ Representatives, the Buyer and the Company	10-Q	001-34148	2.1	8/6/2021
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	000-20570	3.1	8/12/2005
3.2	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActive Corp (Former IAC)	8-K	001-34148	3.1	8/22/2008
3.3	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.4	7/1/2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.5	7/1/2020
3.5	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.6	7/1/2020
3.6	Certificate of Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp (Former IAC)	8-A/A	001-34148	3.7	7/1/2020
3.7	Certificate of Elimination, with respect to the Series 1 Mandatory Exchangeable Preferred Stock	8-K	001-34148	3.5	7/2/2020
3.8	Certificate of Elimination, with respect to the Series 2 Mandatory Exchangeable Preferred Stock	8-K	001-34148	3.6	7/2/2020
3.9	Certificate of Elimination, with respect to the Series A Cumulative Preferred Stock	8-K	001-34148	3.7	7/2/2020
3.10	Certificate of Elimination, with respect to the Series B Cumulative Preferred Stock	8-K	001-34148	3.8	7/2/2020
3.11	Certificate of Elimination, with respect to the Series C Cumulative Preferred Stock.	8-K	001-34148	3.9	7/2/2020
3.12	Certificate of Elimination, with respect to the Series D Cumulative Preferred Stock	8-K	001-34148	3.10	7/2/2020
3.13	Fourth Amended and Restated By-Laws of Match Group, Inc.	8-K	001-34148	3.2	12/12/2023
4.1	Description of Securities	10-K	001-34148	4.1	2/23/2024
4.2	Specimen Stock Certificate of Match Group Inc.	S-4/A	333-236420	4.3	4/28/2020
4.3	Indenture for 0.875% Senior Exchangeable Notes due 2026, dated as of May 28, 2019, among IAC FinanceCo 2, Inc., IAC/InterActiveCorp (Former IAC) and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.)	8-K	000-20570	4.1	5/28/2019

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.4	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 2, Inc., Match Group, Inc. and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.), relating to the 0.875% Senior Exchangeable Notes due 2026	8-K	001-34148	4.5	7/2/2020
4.5	Indenture for 2.00% Senior Exchangeable Notes due 2030, dated as of May 28, 2019, among IAC FinanceCo 3, Inc., IAC/InterActiveCorp (Former IAC) and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.)	8-K	000-20570	4.2	5/28/2019
4.6	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 3, Inc., Match Group, Inc. and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.), relating to the 2.00% Senior Exchangeable Notes due 2030	8-K	001-34148	4.7	7/2/2020
4.7	Indenture, dated December 4, 2017, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	12/4/2017
4.8	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 5.000% Senior Notes due 2027	8-K	001-34148	4.9	7/2/2020
4.9	Indenture, dated May 19, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	5/20/2020
4.10	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 4.625% Senior Notes due 2028	8-K	001-34148	4.11	7/2/2020
4.11	Indenture, dated as of February 15, 2019, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A. as Trustee	8-K	001-37636	4.1	2/15/2019
4.12	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 5.625% Senior Notes due 2029	8-K	001-34148	4.13	7/2/2020
4.13	Indenture, dated as of February 11, 2020, between Match Group, Inc. (Former Match Group) and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	2/11/2020
4.14	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 4.125% Senior Notes due 2030	8-K	001-34148	4.15	7/2/2020
4.15	Indenture, dated as of October 4, 2021, between Match Group Holdings II, LLC and U.S. Bank National Association, as trustee	8-K	001-34148	4.1	10/5/2021
10.1	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp (Former IAC) and IAC Holdings, Inc.	8-K	001-34148	10.3	7/2/2020
10.2	Match Group, Inc. 2020 Stock and Annual Incentive Plan (1)	S-4/A	333-236420	Annex F	4/28/2020
10.3	Match Group, Inc. (Former Match Group) Amended and Restated 2017 Stock and Annual Incentive Plan (1)	8-K	001-37636	10.1	6/21/2018
10.4	First Amendment to Match Group, Inc. (Former Match Group) Amended and Restated 2017 Stock and Annual Incentive Plan (1)	8-K	001-34148	10.5	7/2/2020
10.5	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. (Former Match Group) 2017 Stock and Annual Incentive Plan (1)	10-Q	001-37636	10.1	11/9/2017

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.6	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. (Former Match Group) 2017 Stock and Annual Incentive Plan (1)	10-Q	001-37636	10.2	11/9/2017
10.7	Form of Terms and Conditions for Performance-based Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan (1)	10-Q	001-34148	10.2	5/7/2021
10.8	2022 Form of Award Agreement for Performance-based Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-34148	10.1	5/6/2022
10.9	2022 Form of Award Agreement for Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-34148	10.2	5/6/2022
10.10	Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	8-K	001-37636	10.5	11/24/2015
10.11	First Amendment to Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	10-Q	001-37636	10.1	8/4/2017
10.12	Second Amendment to Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	8-K	001-34148	10.10	7/2/2020
10.13	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. (Former Match Group) 2015 Stock and Annual Incentive Plan (1)	10-K	001-37636	10.7	2/28/2017
10.14	Form of Award Agreement for Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan (1)	10-Q	001-34148	10.1	5/8/2024
10.15	Form of Award Agreement for Performance-based Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan (1)	10-Q	001-34148	10.2	5/8/2024
10.16	Match Group, Inc. 2024 Stock and Annual Incentive Plan (1)	8-K	001-34148	10.1	6/21/2024
10.17	Match Group, Inc. 2021 Global Employee Stock Purchase Plan (1)	10-Q	001-34148	10.2	8/6/2021
10.18	Employment Agreement, dated as of May 3, 2022, between Match Group, Inc. and Bernard Kim.(1)	10-Q	001-34148	10.1	8/5/2022
10.19	Amended and Restated Employment Agreement, dated as of June 9, 2022, between Match Group, Inc. and Gary Swidler (1)	8-K	001-34148	10.1	6/10/2022
10.20	First Amendment to Amended and Restated Employment Agreement, dated as of January 26, 2023, between Match Group, Inc. and Gary Swidler (1)	8-K	001-34148	10.1	1/26/2023
10.21	Second Amendment to the Amended and Restated Employment Agreement between Match Group, Inc. and Gary Swidler, dated October 7, 2024 (1)	8-K	001-34148	10.2	10/7/2024
10.22	Employment Agreement between Jared Sine and Match Group, Inc. (Former Match Group) dated as of August 8, 2018 (1)	8-K	001-37636	10.2	8/14/2018
10.23	Assignment of Employment Agreement among Jared Sine, Match Group, Inc. and Valentine Merger Sub LLC, dated as of June 30, 2020 (1)	8-K	001-34148	10.19	7/2/2020
10.24	Summary of Non-Employee Director Compensation Arrangements (1)	10-Q	001-34148	10.1	8/1/2024
10.25	2020 Match Group, Inc. Deferred Compensation Plan for Non-Employee Directors (1)	8-K	001-34148	10.1	10/27/2020

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.26	Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	10-K	001-37636	10.11	3/28/2016
10.27	Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	001-37636	10.1	12/8/2016
10.28	Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	001-37636	10.1	8/17/2017
10.29	Amendment No. 5 dated as of December 7, 2018 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, and as further amended as of August 14, 2017, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-37636	10.1	12/13/2018
10.30	Amendment No. 6 dated as of February 13, 2020 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017 and as further amended as of December 7, 2018, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-37636	10.1	2/20/2020
10.31	Joinder and Reaffirmation Agreement, dated as June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, to the Credit Agreement, dated as of November 16, 2015, among Match Group, Inc. (Former Match Group), as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, as amended	8-K	001-34148	10.25	7/2/2020
10.32	Amendment No. 7 dated as of March 26, 2021 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017, as further amended as of December 17, 2018 and as further amended as of February 13, 2020, among Match Group Holdings II, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-34148	10.1	3/31/2021
10.33	Amendment No. 8 dated as of June 21, 2023 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017, as further amended as of December 17, 2018, as further amended as of February 13, 2020 and as further amended as of March 26, 2021, among Match Group Holdings II, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	10-Q	001-34148	10.1	8/3/2023

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.34
Amendment No. 9 dated as of March 20, 2024 to the Amended and Restated Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017, as further amended as of December 7, 2018, as further amended as of February 13, 2020, as further amended as of March 26, 2021, and as further amended as of June 21, 2023, among Match Group Holdings II, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.
		8-K	001-34148	10.1	3/22/2024
19.1	Match Group, Inc. Securities Trading Policy					†
19.2	Match Group Stock Repurchase Policies and Procedures					†
21.1	Subsidiaries of the Registrant as of December 31, 2024					†
23.1	Consent of Ernst & Young LLP.					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
97.1	Match Group, Inc. Compensation Recoupment Policy	10-K	001-34148	97.1	2/23/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

February 27, 2025	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2025:

Signature	Title

/s/ SPENCER RASCOFF	Chief Executive Officer and Director (Principal Executive Officer)
Spencer Rascoff

/s/ GARY SWIDLER	President and Chief Financial Officer (Principal Financial Officer)
Gary Swidler

/s/ PHILIP D. EIGENMANN	Chief Accounting Officer (Principal Accounting Officer)
Philip D. Eigenmann

/s/ THOMAS J. McINERNEY	Chairman of the Board
Thomas J. McInerney

/s/ STEPHEN BAILEY	Director
Stephen Bailey

/s/ MELISSA BRENNER	Director
Melissa Brenner

/s/ SHARMISTHA DUBEY	Director
Sharmistha Dubey

/s/ LAURA JONES	Director
Laura Jones

/s/ ANN L. McDANIEL	Director
Ann L. McDaniel

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ PAMELA S. SEYMON	Director
Pamela S. Seymon

/s/ ALAN G. SPOON	Director
Alan G. Spoon

Schedule II
MATCH GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period

	(In thousands)
2024
Allowance for credit losses	$603	$75	(a)	$(300)		$1	(d)	$379
Deferred tax valuation allowance	159,675	8,860	(e)	(1,109)	(f)	(10,716)	(c)	156,710
Other reserves	7,466							5,065
2023
Allowance for credit losses	$387	$368	(a)	$(151)		$(1)	(d)	$603
Deferred tax valuation allowance	71,132	127,700	(b)	(142)	(f)	(39,015)	(g)	159,675
Other reserves	6,563							7,466
2022
Allowance for doubtful accounts	$281	$109	(a)	$(2)		$(1)	(d)	$387
Deferred tax valuation allowance	86,071	8,458	(e)	(776)	(f)	(22,621)		71,132
Other reserves	8,499							6,563
______________________
(a)Additions to the allowance for credit losses and doubtful accounts are charged to expense, net of the recovery of previous year expenses, if any.
(b)Additions to the deferred tax valuation allowance are primarily related to certain foreign net operating losses.
(c)Amount is primarily related to deferred rate changes in certain foreign jurisdictions
(d)Write-off of fully reserved accounts receivable.
(e)Amount is primarily related to foreign tax credits, foreign net operating losses, and foreign interest deductions.
(f)Amount is related to currency translation adjustments on foreign net operating losses.
(g)Deductions to the deferred tax valuation allowance are primarily related to U.S. foreign tax credits and state NOLs that we now expect to be able to utilize.