Form 10-Q
period 2025-03-31
Match Group, Inc.
filed 2025-05-08
CIK 891103

As filed with the Securities and Exchange Commission on May 8, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2025
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of April 30, 2025, there were 245,225,322 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31, 2025	December 31, 2024

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$409,422	$965,993
Short-term investments	4,748	4,734
Accounts receivable, net of allowance of $377 and $379, respectively	323,347	324,963
Other current assets	94,271	102,072
Total current assets	831,788	1,397,762
Property and equipment, net of accumulated depreciation and amortization of $327,081 and $307,178, respectively	152,904	158,189
Goodwill	2,312,865	2,310,730
Intangible assets, net of accumulated amortization of $141,419 and $130,170, respectively	207,025	215,448
Deferred income taxes	266,560	262,557
Other non-current assets	118,743	121,085
TOTAL ASSETS	$3,889,885	$4,465,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$8,684	$18,262
Deferred revenue	158,475	166,142
Accrued expenses and other current liabilities	345,210	365,057
Total current liabilities	512,369	549,461
Long-term debt, net	3,427,164	3,848,983
Income taxes payable	36,984	33,332
Deferred income taxes	11,907	11,770
Other long-term liabilities	84,173	85,882

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 297,660,666 and 294,432,137 shares issued; and 248,606,457 and 251,460,397 outstanding at March 31, 2025 and December 31, 2024, respectively	298	294
Additional paid-in capital	8,703,295	8,756,482
Retained deficit	(6,462,183)	(6,579,753)
Accumulated other comprehensive loss	(437,474)	(449,611)
Treasury stock; 49,054,209 and 42,971,740 shares, respectively	(1,986,648)	(1,791,071)
Total Match Group, Inc. shareholders’ equity	(182,712)	(63,659)
Noncontrolling interests	—	2
Total shareholders’ equity	(182,712)	(63,657)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,889,885	$4,465,771
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share data)
Revenue	$831,178	$859,647
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	236,908	256,742
Selling and marketing expense	157,096	165,301
General and administrative expense	111,520	106,241
Product development expense	120,854	115,737
Depreciation	21,729	20,521
Amortization of intangibles	10,478	10,367
Total operating costs and expenses	658,585	674,909
Operating income	172,593	184,738
Interest expense	(35,256)	(40,353)
Other income, net	2,616	9,474
Earnings before income taxes	139,953	153,859
Income tax provision	(22,382)	(30,625)
Net earnings	117,571	123,234
Net earnings attributable to noncontrolling interests	(1)	(36)
Net earnings attributable to Match Group, Inc. shareholders	$117,570	$123,198

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.47	$0.46
Diluted	$0.44	$0.44

Stock-based compensation expense by function:
Cost of revenue	$1,835	$1,711
Selling and marketing expense	2,742	2,838
General and administrative expense	27,006	24,211
Product development expense	38,811	35,060
Total stock-based compensation expense	$70,394	$63,820

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net earnings	$117,571	$123,234
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	12,143	(69,498)
Total other comprehensive income (loss)	12,143	(69,498)
Comprehensive income	129,714	53,736
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(1)	(36)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(6)	36
Comprehensive income attributable to noncontrolling interests	(7)	—
Comprehensive income attributable to Match Group, Inc. shareholders	$129,707	$53,736
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2025

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of December 31, 2024	$294	294,432	$8,756,482	$(6,579,753)	$(449,611)	$(1,791,071)	$(63,659)	$2	$(63,657)
Net earnings for the three months ended March 31, 2025	—	—	—	117,570	—	—	117,570	1	117,571
Other comprehensive income, net of tax	—	—	—	—	12,137	—	12,137	6	12,143
Stock-based compensation expense	—	—	72,512	—	—	—	72,512	—	72,512
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	4	3,229	(78,374)	—	—	—	(78,370)	—	(78,370)
Dividend and dividend equivalent declared ($0.19 per share of Common Stock and Restricted Stock Units)	—	—	(50,057)	—	—	—	(50,057)	—	(50,057)
Dividend Equivalent Payable	—	—	2,807	—	—	—	2,807	—	2,807
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(84)	(84)
Purchase of treasury stock	—	—	—	—	—	(195,577)	(195,577)	—	(195,577)
Adjustment of noncontrolling interests to fair value	—	—	(75)	—	—	—	(75)	75	—
Balance as of March 31, 2025	$298	297,661	$8,703,295	$(6,462,183)	$(437,474)	$(1,986,648)	$(182,712)	$—	$(182,712)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net earnings	$117,571	$123,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	70,394	63,820
Depreciation	21,729	20,521
Amortization of intangibles	10,478	10,367
Deferred income taxes	(3,722)	6,777
Other adjustments, net	5,325	3,585
Changes in assets and liabilities
Accounts receivable	2,510	71,674
Other assets	15,230	7,118
Accounts payable and other liabilities	(49,339)	(22,538)
Income taxes payable and receivable	11,525	11,051
Deferred revenue	(8,584)	(11,506)
Net cash provided by operating activities	193,117	284,103
Cash flows from investing activities:
Capital expenditures	(15,427)	(17,234)
Other, net	(1,067)	(8,814)
Net cash used in investing activities	(16,494)	(26,048)
Cash flows from financing activities:
Principal payments on Term Loan	(425,000)	—
Proceeds from issuance of common stock pursuant to stock-based awards	378	1,255
Withholding taxes paid on behalf of employees on net settled stock-based awards	(78,749)	(9,591)
Purchase of treasury stock	(188,676)	(188,593)
Dividends	(47,791)	—
Purchase of noncontrolling interests	(84)	(737)
Other, net	(374)	(1,953)
Net cash used in financing activities	(740,296)	(199,619)
Total cash (used) provided	(563,673)	58,436
Effect of exchange rate changes on cash and cash equivalents	7,102	(5,947)
Net (decrease) increase in cash and cash equivalents	(556,571)	52,489
Cash and cash equivalents at beginning of period	965,993	862,440
Cash and cash equivalents at end of period	$409,422	$914,929
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
In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2024 was $166.1 million. During the three months ended March 31, 2025, the Company recognized $137.1 million of revenue that was included in the deferred revenue balance as of December 31, 2024. The current deferred revenue balance at March 31, 2025 is $158.5 million. At March 31, 2025 and December 31, 2024, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Revenue:
Direct Revenue	$812,449	$845,299
Indirect Revenue (principally advertising revenue)	18,729	14,348
Total Revenue	$831,178	$859,647

Direct Revenue:
Tinder	$447,403	$481,487
Hinge	152,241	123,753
Evergreen & Emerging(a)	149,150	168,600
Match Group Asia(b)	63,655	71,459
Total Direct Revenue	$812,449	$845,299
______________________
(a)Primarily consists of the brands Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands.
(b)Primarily consists of the brands Pairs™ and Azar®.
Recent Accounting Pronouncements
Accounting pronouncements not yet adopted by the Company
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, which focuses on the income tax rate reconciliation and income taxes paid. ASU No. 2023-09 requires a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold on an annual basis. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for our reporting on Form 10-K for the year ended December 31, 2025. Early adoption is permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU No. 2023-09 disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect ASU No. 2023-09 to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition. We plan to adopt the ASU for our reporting on Form 10-K for the year ended December 31, 2025 and we are evaluating whether to adopt prospectively or retrospectively.
In November 2024, the FASB issued ASU No. 2024-03, which requires more detailed disclosures about specified categories of expenses, including employee compensation, within certain expense captions presented on the face of the income statement, and disclosure of selling expenses. ASU No. 2024-03 is effective for our annual reporting on Form 10-K for the year ended December 31, 2027 and within interim periods beginning on our Form 10-Q for the quarter ended March 31, 2028. The new standard may be applied prospectively or retrospectively, and early adoption is permitted. We expect ASU No. 2024-03 to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition. We are currently evaluating when we will adopt the ASU.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
In November 2024, the FASB issued ASU No. 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishment of convertible debt. ASU No. 2024-04 is effective for the Company starting January 1, 2026. The new standard may be applied prospectively or retrospectively, and early adoption is permitted. After the standard is adopted, accounting for future induced conversions would be impacted. We are currently evaluating ASU No. 2024-04 and its impact on our results of operations, cash flows, and financial condition and evaluating when we will adopt the ASU.
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
For the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $22.4 million and $30.6 million, respectively. The effective tax rate for the three-month period in 2025 of 16% is lower than the statutory rate primarily due to excess tax benefits generated by the exercise and vesting of stock-based awards, U.S. income derived from foreign sources, and research credits. These effects were partially offset by nondeductible stock-based compensation and state income taxes. The effective tax rate for the three-month period in 2024 of 20% was lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources and the benefit realized upon the conclusion of certain state income tax audits. These decreases were partially offset by state income taxes, nondeductible stock-based compensation, and unfavorable tax adjustments upon the vesting of certain stock-based awards due to a lower stock price on the date the awards vested compared to the grant date fair value of such awards.
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
At March 31, 2025 and December 31, 2024, unrecognized tax benefits, including interest and penalties, were $54.4 million and $50.3 million, respectively. If unrecognized tax benefits at March 31, 2025 are subsequently recognized, income tax expense would be reduced by $50.5 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2024 was $46.6 million. The Company does not anticipate that the total unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended March 31, 2025 and 2024

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
were not material. At March 31, 2025, noncurrent income taxes payable includes accrued interest and penalties of $2.2 million. The comparable amount as of December 31, 2024 was $1.6 million.
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both March 31, 2025 and December 31, 2024, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $19.3 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through March 31, 2025 were $2.1 million. For both the three months ended March 31, 2025 and 2024, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of March 31, 2025 and December 31, 2024, the Company has elected the measurement alternative. For the three months ended March 31, 2025 and 2024, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2025
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$105,162	$—	$105,162
Time deposits	—	75,264	75,264
Short-term investments:
Time deposits	—	4,748	4,748
Total	$105,162	$80,012	$185,174

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	December 31, 2024
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$264,008	$—	$264,008
Time deposits	—	121,000	121,000
Short-term investments:
Time deposits	—	4,734	4,734
Total	$264,008	$125,734	$389,742
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
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a) (b)	$(3,427,164)	$(3,187,756)	$(3,848,983)	$(3,578,976)
______________________
(a)At March 31, 2025 and December 31, 2024, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $22.8 million and $26.0 million, respectively.
(b)At March 31, 2025, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes (described in “Note 4—Long-term Debt, net”) is $551.1 million and $498.7 million, respectively. At December 31, 2024, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes is $541.2 million and $498.0 million, respectively.
At March 31, 2025 and December 31, 2024, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	March 31, 2025	December 31, 2024

	(In thousands)
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	—	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1	500,000	500,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,450,000	3,875,000
Less: Unamortized original issue discount	1,416	2,554
Less: Unamortized debt issuance costs	21,420	23,463
Total long-term debt, net	$3,427,164	$3,848,983
______________________
(a)Subject to springing maturity, described below.
Credit Facility and Term Loan
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”), is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for the Credit Facility and, prior to January 21, 2025, the Term Loan.
The Credit Facility has a borrowing capacity of $500 million. The maturity date of the Credit Facility is the earlier of (x) March 20, 2029 and (y) the date that is 91 days prior to the maturity date of the existing senior notes due 2027, 2028, or 2029, or any new indebtedness used to refinance such senior notes that matures prior to the date that is 91 days after March 20, 2029, in each case if and only if at least $250 million in aggregate principal amount of such debt is outstanding on such date. At both March 31, 2025 and December 31, 2024, there were no outstanding borrowings, $0.6 million in outstanding letters of credit, and $499.4 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of March 31, 2025. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus an applicable margin based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
At December 31, 2024, the outstanding balance on the Term Loan was $425 million. The Term Loan bore interest at Adjusted Term SOFR plus 1.75% and the applicable rate was 6.22% at December 31, 2024. On January 21, 2025, we repaid the $425 million Term Loan in full utilizing cash on hand.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The Credit Agreement includes covenants that would limit the ability of MG Holdings II to pay dividends, make distributions, or repurchase MG Holdings II’s stock in the event MG Holdings II’s consolidated net leverage ratio exceeds 4.25 to 1.0, or if an event of default has occurred. The Credit Agreement includes additional covenants that limit the ability of MG Holdings II and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the Credit Facility are unconditionally guaranteed by certain MG Holdings II wholly-owned domestic subsidiaries and are also secured by the stock of certain MG Holdings II domestic and foreign subsidiaries. Outstanding borrowings, if any, have priority over the Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at March 31, 2025. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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
The following table presents details of the exchangeable features:

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Number of shares of the Company’s Common Stock into which each $1,000 of Principal of the Exchangeable Notes is Exchangeable(a)	Approximate Equivalent Exchange Price per Share(a)	Exchangeable Date
2026 Exchangeable Notes	11.4927	$87.01	March 15, 2026
2030 Exchangeable Notes	11.9433	$83.73	October 15, 2029
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
No 2026 or 2030 Exchangeable Notes were presented for exchange during the three months ended March 31, 2025. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of March 31, 2025.
At both March 31, 2025 and December 31, 2024, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on March 31, 2025 and December 31, 2024, respectively.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table sets forth the components of the outstanding Exchangeable Notes as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$575,000	$575,000	$575,000	$575,000
Less: Unamortized debt issuance costs	1,976	5,331	2,371	5,592
Net carrying value included in long-term debt, net	$573,024	$569,669	$572,629	$569,408
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,258	$2,875	$1,258	$2,875
Amortization of debt issuance costs	395	261	398	258
Total interest expense recognized	$1,653	$3,136	$1,656	$3,133
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
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at March 31, 2025:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Hedge	6.6	$87.01
2030 Exchangeable Notes Hedge	6.9	$83.73

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Warrants	6.6	$133.98
2030 Exchangeable Notes Warrants	6.9	$134.04
______________________
(a)Subject to adjustment upon the occurrence of specified events.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three months ended March 31, 2025 and 2024, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Balance at January 1	$(449,611)	$(385,471)
Other comprehensive loss	11,346	(69,462)
Amounts reclassified into earnings	791	—
Net period other comprehensive loss	12,137	(69,462)
Balance at March 31	$(437,474)	$(454,933)
At both March 31, 2025 and 2024, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended March 31,
	2025		2024
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$117,571	$117,571	$123,234	$123,234
Net earnings attributable to noncontrolling interests	(1)	(1)	(36)	(36)
Impact from subsidiaries’ dilutive securities	—	(4)	—	(8)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	3,173	—	3,171
Net earnings attributable to Match Group, Inc. shareholders	$117,570	$120,739	$123,198	$126,361

Denominator
Weighted average basic shares outstanding	251,130	251,130	268,142	268,142
Dilutive securities(b)(c)	—	7,341	—	4,672
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,457	—	13,397
Denominator for earnings per share—weighted average shares(b)(c)	251,130	271,928	268,142	286,211

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.47	$0.44	$0.46	$0.44
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For both the three months ended March 31, 2025 and 2024, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three months ended March 31, 2025 and 2024, 25.1 million and 19.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2025 and 2024, 3.8 million and 3.7 million market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

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
The following table presents revenue by segment, which includes revenue from customers in the form of direct revenue, indirect revenue, which is primarily advertising revenue, and intersegment revenue, which is eliminated in consolidated results:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Revenue:
Tinder	$463,416	$493,110
Hinge	152,243	123,753
Evergreen & Emerging	152,429	171,136
MG Asia	63,823	71,648
Eliminations	(733)	—
Total	$831,178	$859,647
The following tables present the segment profitability measures, operating income (loss) and Adjusted Operating Income, and a reconciliation of the total segment profitability measures to earnings before income taxes:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Operating income (loss):
Tinder	$193,348	$210,042
Hinge	28,625	18,505
Evergreen & Emerging	6,678	17,321
MG Asia	3,447	(7,667)
Total segment operating income	232,098	238,201
Corporate and unallocated costs(a)	(59,505)	(53,463)
Interest expense	(35,256)	(40,353)
Other income, net	2,616	9,474
Earnings before income taxes	$139,953	$153,859
______________________
(a)Includes stock-based compensation and depreciation

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Adjusted Operating Income:
Tinder	$228,468	$239,836
Hinge	42,575	28,955
Evergreen & Emerging	28,675	38,276
MG Asia	18,980	13,302
Total segment Adjusted Operating Income	318,698	320,369
Corporate and unallocated costs	(43,504)	(40,923)
Stock-based compensation	(70,394)	(63,820)
Depreciation	(21,729)	(20,521)
Amortization of intangibles	(10,478)	(10,367)
Interest expense	(35,256)	(40,353)
Other income, net	2,616	9,474
Earnings before income taxes	$139,953	$153,859
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present the significant segment expenses regularly reviewed by our CODM:

	Three Months Ended March 31, 2025
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$95,243	$41,667	$17,749	$14,422
Cost of acquisition	45,617	25,526	53,257	15,541
Variable expense	30,384	4,946	6,816	4,868
Employee compensation expense, excluding stock-based compensation expense	51,895	31,746	35,141	8,660
Other operating expenses(a)	11,809	5,783	10,791	1,352
Stock-based compensation(b)	25,315	13,232	12,227	4,834
Depreciation(b)	9,805	718	6,317	3,674
Amortization of intangible assets(b)	—	—	3,453	7,025

	Three Months Ended March 31, 2024
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$108,339	$34,648	$18,488	$16,582
Cost of acquisition	50,547	24,956	52,129	17,983
Variable expense	29,232	4,292	14,635	7,779
Employee compensation expense, excluding stock-based compensation expense	53,603	26,735	36,442	10,903
Other operating expenses(a)	11,553	4,167	11,166	5,099
Stock-based compensation(b)	20,541	9,915	14,048	8,081
Depreciation(b)	9,253	535	4,838	4,590
Amortization of intangible assets(b)	—	—	2,069	8,298
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
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against the company formerly known as Match Group, Inc. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. The FTC is seeking up to approximately $257 million in damages and penalties. On September 11, 2023, both parties filed motions for summary judgment. The case is set for trial in June 2025. Our consolidated financial statements do not reflect any provision for a loss with respect to this matter, as we do not believe there is a reasonable possibility of an exposure to loss that would be material to our business. We believe we have strong defenses to the FTC’s claims regarding Match.com’s practices, policies, and procedures and will continue to defend vigorously against them.
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
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users over a certain age a higher price than younger users for subscriptions to its premium Tinder Plus service. Plaintiff seeks damages in an unspecified amount. On July 15, 2024, the court granted Plaintiff’s motion to certify a class of approximately 270,000 individuals based upon California Tinder Plus and Tinder Gold subscribers age 29 and over. On January 17, 2025, the court denied our motion to compel the class and the Plaintiff to arbitration. We filed a Notice of Appeal on January 24, 2025, and on April 18, 2025, the court stayed the case pending our appeal. Our consolidated financial statements do not reflect any provision for a loss with respect to this matter. While there is at least a reasonable possibility of an exposure to loss, the amount is difficult to predict. If the court were to order restitution to all members of the class, we estimate the amount would be approximately $14 million, which we do not believe would be material to our business. California’s Unruh Civil Rights Act provides for statutory damages of the higher of three times the amount of actual damages or $4,000. Plaintiff has argued that the $4,000 in statutory damages should be incurred for each time a class member was charged a higher price; however, we contend that an exposure to that amount would not be permitted for various reasons,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
including the Due Process Clause of the U.S. Constitution. We believe that we have strong defenses and will continue to defend vigorously against the lawsuit.

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
•Corporate and unallocated costs includes 1) corporate expenses (such as executive management, investor relations, corporate development, board of directors and public company listing fees), 2) portions of corporate services (such as legal, human resources, accounting, and tax), and 3) certain centrally managed services and technology that have not been allocated to the individual business segments (such as central trust and safety operations and certain shared software).
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
•General and administrative expense consists primarily of employee compensation expense and stock-based compensation expense for personnel engaged in executive management, finance, accounting, legal, tax, and human resources, fees for professional services (including transaction-related costs for acquisitions), and facilities costs.
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
•Stock-based compensation expense consists principally of expense, that is not otherwise capitalized, associated with awards of restricted stock units (“RSUs”), performance-based RSUs, and market-based awards. These expenses are not paid in cash.
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of March 31, 2025 and December 31, 2024, there was $0.6 million outstanding in letters of credit and $499.4 million of availability under the Credit Facility.
•Term Loan - The former term loan facility under the credit agreement of MG Holdings II. At December 31, 2024, the Term Loan bore interest at a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus 1.75%, and the then applicable rate was 6.22%. On January 21, 2025, we repaid the $425 million Term Loan in full utilizing cash on hand.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of March 31, 2025, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of March 31, 2025, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of March 31, 2025, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of March 31, 2025, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of March 31, 2025, $500 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of March 31, 2025, $575 million aggregate principal amount was outstanding.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of March 31, 2025, $575 million aggregate principal amount was outstanding.
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
For a more detailed description of the Company’s operating businesses, see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

Results of Operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Revenue

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(In thousands, except RPP)
Direct Revenue:
Tinder	$447,403	$(34,084)	(7)%	$481,487
Hinge	152,241	28,488	23%	123,753
Evergreen & Emerging	149,150	(19,450)	(12)%	168,600
MG Asia	63,655	(7,804)	(11)%	71,459
Total Direct Revenue	812,449	(32,850)	(4)%	845,299
Indirect Revenue	18,729	4,381	31%	14,348
Total Revenue	$831,178	$(28,469)	(3)%	$859,647

Payers:
Tinder	9,107	(606)	(6)%	9,713
Hinge	1,697	273	19%	1,424
Evergreen & Emerging	2,395	(444)	(16)%	2,839
MG Asia	999	45	5%	954
Total	14,198	(732)	(5)%	14,930

(Change calculated using non-rounded numbers)
RPP:
Tinder	$16.38	$(0.14)	(1)%	$16.52
Hinge	$29.90	$0.94	3%	$28.96
Evergreen & Emerging	$20.76	$0.96	5%	$19.80
MG Asia	$21.23	$(3.73)	(15)%	$24.96
Total	$19.07	$0.20	1%	$18.87
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Tinder Direct Revenue declined $34.1 million, or 7%, in 2025 versus 2024. The decrease in Direct Revenue was driven by a 6% decrease in Payers and a 1% decrease in RPP. Additionally, revenue was negatively impacted by the strength of the U.S. dollar compared to the Euro, Brazilian Real, and Argentine Peso. On a consistent foreign exchange rate basis, the decline was $21.1 million or 4%.
Hinge Direct Revenue grew $28.5 million, or 23%, in 2025 versus 2024. Revenue growth was driven by both growth in the U.S. market as well as continued expansion efforts in certain European markets. Payers increased 19% compared to 2024, and RPP increased 3% over 2024 as a result of pricing optimizations.
E&E Direct Revenue declined 12% in 2025 versus 2024. Within E&E, Evergreen brands declined 15% partially due to our decision to terminate certain live streaming services in the second half of 2024, while Emerging brands grew 3%. The overall decline at E&E was driven by a decline in Payers of 16% compared to 2024, partially offset by increased RPP of 5%.
MG Asia Direct Revenue declined $7.8 million, or 11%, in 2025 versus 2024. Excluding revenue from Hakuna, which was shut down in the third quarter of 2024, MG Asia revenue declined $1.2 million, or 2%. Revenue was also negatively impacted by the strength of the U.S. dollar compared to the Turkish Lira and Japanese Yen.

Indirect Revenue increased primarily due to higher rates per ad impression in addition to higher ad impressions compared to 2024 driven by increased spend by our larger advertiser customers.
Cost of revenue (exclusive of depreciation)
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Cost of revenue	$236,908	$(19,834)	(8)%	$256,742
Percentage of revenue	29%			30%
Cost of revenue decreased 8% primarily due to a decrease in Variable Expenses of $9.2 million predominately at E&E and MG Asia as a result of the termination of certain of our live streaming services and the Hakuna app in the second half of 2024 as well as a decrease in in-app purchase fees of $8.0 million.
Selling and marketing expense
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Selling and marketing expense	$157,096	$(8,205)	(5)%	$165,301
Percentage of revenue	19%			19%
Selling and marketing expense decreased 5% primarily due to lower cost of acquisition expense of $9.3 million predominately at Tinder and MG Asia.
General and administrative expense
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
General and administrative expense	$111,520	$5,279	5%	$106,241
Percentage of revenue	13%			12%
General and administrative expense increased primarily due to an increase in employee compensation of $5.0 million predominately related to severance and other employee compensation related costs in 2025 and increases at Hinge due to increased payroll taxes associated with stock-based compensation. Additionally, stock-based compensation increased $2.8 million mainly as a result of the CEO transition and higher stock-based awards granted in the current year at Hinge, partially offset by decreases at E&E and MG Asia. Partially offsetting these net increases was a decrease in non-income taxes of $2.7 million at MG Asia.

Product development expense
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Product development expense	$120,854	$5,117	4%	$115,737
Percentage of revenue	15%			13%
Product development expense increased primarily due to an increase in stock-based compensation expense of $3.8 million primarily at Tinder and Hinge, partially offset by decreases at MG Asia.
Depreciation
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Depreciation	$21,729	$1,208	6%	$20,521
Percentage of revenue	3%			2%
Depreciation was higher in 2025 compared to 2024 primarily due to internally developed software at E&E and Tinder, partially offset by decreases at MG Asia primarily related to the shutdown of the Hakuna app in 2024.
Amortization of intangibles
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Amortization of intangibles	$10,478	$111	1%	$10,367
Percentage of revenue	1%			1%
Amortization of intangibles was flat as compared to the prior year.

Operating income and Adjusted Operating Income

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Operating income (loss)
Tinder	$193,348	$(16,694)	(8)%	$210,042
Hinge	28,625	10,120	55%	18,505
Evergreen & Emerging	6,678	(10,643)	(61)%	17,321
MG Asia	3,447	11,114	NM	(7,667)
Corporate and unallocated costs	(59,505)	(6,042)	11%	(53,463)
Operating income	$172,593	$(12,145)	(7)%	$184,738

Adjusted Operating Income (Loss)
Tinder	$228,468	$(11,368)	(5)%	$239,836
Hinge	42,575	13,620	47%	28,955
Evergreen & Emerging	28,675	(9,601)	(25)%	38,276
MG Asia	18,980	5,678	43%	13,302
Corporate and unallocated costs	(43,504)	(2,581)	6%	(40,923)
Adjusted Operating Income	$275,194	$(4,252)	(2)%	$279,446
______________________
NM = Not meaningful
For a reconciliation of operating income to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Operating income decreased 7% and Adjusted Operating Income decreased 2%. Operating income and Adjusted Operating Income each were impacted by (i) the decrease in revenue of $28.5 million, which was driven by decreases at Tinder, E&E, and MG Asia, partially offset by an increase at Hinge, and (ii) the increase in general and administrative expense due to severance and other employee compensation related costs. These impacts were partially offset by the decreases in (i) cost of revenue due to reduced Variable Expenses as a result of the termination of certain live streaming services and the Hakuna app and lower in-app purchase fees and (ii) selling and marketing expense due to decreased cost of acquisition expense. Operating income was further impacted by an increase in stock-based compensation expense, primarily as result of higher stock-based awards granted in the current year, and higher depreciation expense due to an increase in internally developed software placed in service.
At March 31, 2025, there was $539.7 million of unrecognized compensation cost, net of estimated forfeitures, related to stock-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Interest expense
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Interest expense	$35,256	$(5,097)	(13)%	$40,353
Interest expense decreased primarily due to the decrease in the outstanding balance of the Term Loan which was repaid in full in January 2025.
Other income, net
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Interest income	$5,619	$(4,341)	(44)%	$9,960
Foreign currency losses	(3,082)	(2,552)	482%	(530)
Other	79	35	80%	44
Other income, net	$2,616	$(6,858)	(72)%	$9,474
Income tax provision
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Income tax provision	$22,382	$(8,243)	(27)%	$30,625
Effective income tax rate	16%			20%
In 2025, the effective tax rate of 16% is lower than the statutory rate primarily due to excess tax benefits generated by the exercise and vesting of stock-based awards, U.S. income derived from foreign sources, and research credits. These effects were partially offset by nondeductible stock-based compensation and state income taxes.
In 2024, the income tax provision of $30.6 million represents an effective tax rate of 20%. The effective tax rate was lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources and a benefit realized upon the conclusion of certain state income tax audits. These decreases were partially offset by state income taxes, nondeductible stock compensation and unfavorable tax adjustments due upon the vesting of certain stock-based awards due to a lower stock price on the date the awards vested compared to the grant date fair value of such awards.
A number of countries have enacted or are actively drafting legislation to implement the Organization for Economic Cooperation and Development's ("OECD") international tax framework, including the Pillar II minimum tax regime. The Company continues to analyze the Pillar II model rules. The full implementation of the model rules may have a material impact on the Company’s consolidated financial statements in the future.
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
Non-Cash Expenses That Are Excluded From Adjusted Operating Income
Stock-based compensation expense consists principally of expense associated with the grants of RSUs, performance-based RSUs, and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent stock-based awards are settled on a net basis, we remit the required tax-withholding amounts from current funds.
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

The following tables reconcile operating income (loss) to Adjusted Operating Income (Loss) for the Company’s reportable segments and at a consolidated level:

	Three Months Ended March 31, 2025
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$193,348	$25,315	$9,805	$—	$228,468
Hinge	28,625	13,232	718	—	42,575
Evergreen & Emerging	6,678	12,227	6,317	3,453	28,675
MG Asia	3,447	4,834	3,674	7,025	18,980
Corporate and unallocated costs	(59,505)	14,786	1,215	—	(43,504)
Total	$172,593	$70,394	$21,729	$10,478	$275,194

	Three Months Ended March 31, 2024
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$210,042	$20,541	$9,253	$—	$239,836
Hinge	18,505	9,915	535	—	28,955
Evergreen & Emerging	17,321	14,048	4,838	2,069	38,276
MG Asia	(7,667)	8,081	4,590	8,298	13,302
Corporate and unallocated costs	(53,463)	11,235	1,305	—	(40,923)
Total	$184,738	$63,820	$20,521	$10,367	$279,446
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

The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by segment for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Total Revenue, as reported	$831,178	$(28,469)	(3)%	$859,647
Foreign exchange effects	19,437
Total Revenue excluding foreign exchange effects	$850,615	$(9,032)	(1)%	$859,647

Tinder Direct Revenue, as reported	$447,403	$(34,084)	(7)%	$481,487
Foreign exchange effects	12,951
Tinder Direct Revenue, excluding foreign exchange effects	$460,354	$(21,133)	(4)%	$481,487

Hinge Direct Revenue, as reported	$152,241	$28,488	23%	$123,753
Foreign exchange effects	1,506
Hinge Direct Revenue, excluding foreign exchange effects	$153,747	$29,994	24%	$123,753

E&E Direct Revenue, as reported	$149,150	$(19,450)	(12)%	$168,600
Foreign exchange effects	1,449
E&E Direct Revenue, excluding foreign exchange effects	$150,599	$(18,001)	(11)%	$168,600

MG Asia Direct Revenue, as reported	$63,655	$(7,804)	(11)%	$71,459
Foreign exchange effects	3,112
MG Asia Direct Revenue, excluding foreign exchange effects	$66,767	$(4,692)	(7)%	$71,459

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2025	December 31, 2024

	(In thousands)
Cash and cash equivalents:
United States	$69,085	$705,967
All other countries	340,337	260,026
Total cash and cash equivalents	409,422	965,993
Short-term investments	4,748	4,734
Total cash and cash equivalents and short-term investments	$414,170	$970,727

Long-term debt:
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	—	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2026 Exchangeable Notes due June 15, 2026	575,000	575,000
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total long-term debt	3,450,000	3,875,000
Less: Unamortized original issue discount	1,416	2,554
Less: Unamortized debt issuance costs	21,420	23,463
Total long-term debt, net	$3,427,164	$3,848,983
______________________
(a)The maturity date of the Credit Facility is the earlier of (x) March 20, 2029 and (y) the date that is 91 days prior to the maturity date of the existing senior notes due 2027, 2028, or 2029, or any new indebtedness used to refinance such senior notes that matures prior to the date that is 91 days after March 20, 2029, in each case if and only if at least $250 million in aggregate principal amount of such debt is outstanding on such date.
Long-term Debt
For a detailed description of long-term debt, see “Note 4—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$193,117	$284,103
Net cash used in investing activities	(16,494)	(26,048)
Net cash used in financing activities	(740,296)	(199,619)
2025
Net cash provided by operating activities in 2025 includes adjustments to earnings of $70.4 million of stock-based compensation expense, $21.7 million of depreciation, and $10.5 million of impairments and amortization of intangibles. The decrease in cash from changes in working capital primarily consists of a decrease in accounts payable and other liabilities of $49.3 million, primarily related to the timing of payments and a decrease in deferred revenue of $8.6 million primarily related to the decrease in revenue, partially offset by a decrease in other assets of $15.2 million and the increase in income taxes payable and receivable of $11.5 million due to timing of payments and receipts.
Net cash used in investing activities in 2025 consists primarily of capital expenditures of $15.4 million primarily related to internal development of software and purchases of computer hardware.
Net cash used in financing activities in 2025 is primarily due to the repayment of the Term Loan of $425.0 million, purchases of treasury stock of $188.7 million, payments of $78.7 million of withholding taxes paid on behalf of employees for net-settled stock-based awards, and dividends paid of $47.8 million.
2024
Net cash provided by operating activities in 2024 includes adjustments to earnings of $63.8 million of stock-based compensation expense, $20.5 million of depreciation, and $10.4 million of amortization of intangibles. The increase in cash from changes in working capital primarily consists of a decrease in accounts receivable of $71.7 million primarily related to the timing of cash receipts and an increase in taxes payable and receivable of $11.1 million primarily related to the timing of tax payments. These changes were partially offset by a decrease in accounts payable and other liabilities of $22.5 million due to the timing of payments and a decrease in deferred revenue of $11.5 million.
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
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of March 31, 2025, $499.4 million was available under the Credit Facility.
The Company has various obligations related to long-term debt instruments and operating leases. For additional information on long-term debt, including maturity dates and interest rates, see “Note 4—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.” For additional information on operating lease payments, including a schedule of obligations by year, see “Note 13—Leases” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company believes it has sufficient cash flows from operations to satisfy these future obligations.
On January 21, 2025, the Company repaid the Term Loan in full utilizing cash on hand.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2025 cash capital expenditures will be between $45 million and $55 million, flat to 2024 cash capital expenditures.
We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $43.3 million for 2025, $7.5 million for 2026, $9.8 million for 2027, and $9.0 million for 2028.
At March 31, 2025, we do not have any off-balance sheet arrangements, other than as described above.
On January 30, 2024, the Board of Directors of the Company approved a share repurchase program for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock (the “January 2024 Share Repurchase Program”). On December 10, 2024, the Board of Directors authorized a new repurchase program of up to $1.5 billion in aggregate value of shares of Match Group common stock (the “December 2024 Share Repurchase Program”). The December 2024 Share Repurchase Program took effect when the January 2024 Share Repurchase Program was exhausted, which occurred in April 2025. Under the December 2024 Share Repurchase Program, $1.45 billion in aggregate value of shares of Match Group common stock remains available as of April 30, 2025. Under the December 2024 Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The December 2024 Share Repurchase Program may be commenced, suspended or discontinued at any time. During the three months ended March 31, 2025, we repurchased 6.1 million shares for $194.7 million on a trade date basis under the January 2024 Share Repurchase Program. Between April 1 and April 30, 2025, we repurchased 3.5 million shares for $100.0 million on a trade date basis under the January and December 2024 Share Repurchase Programs.
The Company currently settles substantially all equity awards on a net basis. Assuming all equity awards outstanding on April 30, 2025 were net settled at the closing price on that date, we would issue 10.5 million shares of common stock (of which 0.4 million are related to vested awards and 10.1 million are related to unvested awards) and, assuming a 50% withholding rate, would remit $314.0 million in cash for withholding taxes (of which $13.2 million is related to vested awards and $300.8 million is related to unvested awards). If we did not settle awards on a net basis and instead issued a sufficient number of shares to cover the $314.0 million employee withholding tax obligation, 10.5 million additional shares would be issued by the Company.
As of March 31, 2025, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the three months ended March 31, 2025, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2025, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users over a certain age a higher price than younger users for subscriptions to its premium Tinder Plus service. Plaintiff seeks damages in an unspecified amount. On July 15, 2024, the court granted Plaintiff’s motion to certify a class based upon California Tinder Plus and Tinder Gold subscribers age 29 and over. On January 17, 2025, the court denied our motion to compel the class and the plaintiff to arbitration. We filed a Notice of Appeal on January 24, 2025, and on April 18, 2025, the court stayed the case pending our appeal. We believe that we have strong defenses to the allegations in the Candelore lawsuit and will continue to defend vigorously against it.
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
Newman Derivative and Stockholder Class Action Regarding Separation Transaction
On June 24, 2020, a Former Match Group shareholder filed a complaint in the Delaware Court of Chancery against Former Match Group and its board of directors, as well as Match Group, IAC Holdings, Inc., and Barry Diller seeking to recover unspecified monetary damages on behalf of the Company and directly as a result of his ownership of Former Match Group stock in relation to the separation of Former Match Group from its former majority shareholder, Match Group. See David Newman et al. v. IAC/Interactive Corp. et al., C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). The complaint alleges that that the special committee established by Former Match Group’s board of directors to negotiate with Match Group regarding the separation transaction was not sufficiently independent of control from Match Group and Mr. Diller and that Former Match Group board members failed to adequately protect Former Match Group’s interest in negotiating the separation transaction, which resulted in a transaction that was unfair to Former Match Group and its shareholders. On January 21, 2021, the case was consolidated with other shareholder actions, and an amended complaint was filed on April 14, 2021. See In Re Match Group, Inc. Derivative Litigation, Consolidated C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). On September 1, 2022, the court granted defendants’ motion to dismiss with prejudice. On October 3, 2022, plaintiffs filed an amended notice of appeal with the Delaware Supreme Court, and on April 4, 2024, the Delaware Supreme Court reversed and remanded the Chancery Court’s dismissal, except for the Chancery Court’s dismissal of derivative claims, which the Supreme Court affirmed. On March 14, 2025, the parties reached a settlement in principle, subject to documentation and Court approval.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: our ability to maintain or grow the size of our user base and convert users to paying users, competition, the limited operating history of some of our brands, our ability to attract users to our services through cost-effective marketing and related efforts, our ability to distribute our services through third parties and offset related fees, risks related to our use of artificial intelligence, foreign currency exchange rate fluctuations, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, impacts to our offices and employees from more frequent extreme weather events, risks relating to certain of our international operations and acquisitions, damage to our brands' reputations as a result of inappropriate actions by users of our services, and macroeconomic conditions.
Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2024. Other unknown or unpredictable factors that could also adversely affect

Match Group’s business, financial condition, and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report. Match Group does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2025.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2025	—	$—	—	$1,747,326,347
February 2025	2,067,983	$33.43	2,067,983	1,678,184,402
March 2025	4,014,486	$31.27	4,014,486	1,552,650,748
Total	6,082,469	$32.01	6,082,469	$1,552,650,748
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
Item 5.    Other Information
Insider Trading Arrangements
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Employment Agreement, effective February 4, 2025, between Match Group, Inc. and Spencer Rascoff	8-K	001-34148	10.1	2/4/2025
10.2	Third Amendment to the Amended and Restated Employment Agreement between Match Group, Inc. and Gary Swidler, dated March 1, 2025	8-K	001-34148	10.2	3/3/2025
10.3	Employment Agreement, effective September 23, 2024, between Match Group, Inc. and Sean Edgett					†
10.4	Transition and Separation Agreement, dated October 1, 2024, between Match Group Americas, LLC and Jeanette Teckman					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2025	MATCH GROUP, INC.
	By:	/s/ STEVEN BAILEY
Steven Bailey
Chief Financial Officer

Signature	Title	Date

/s/ STEVEN BAILEY	Chief Financial Officer	May 8, 2025
Steven Bailey