Form 10-Q
period 2025-06-30
Match Group, Inc.
filed 2025-08-06
CIK 891103

As filed with the Securities and Exchange Commission on August 5, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2025
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of July 31, 2025, there were 240,622,147 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2025	December 31, 2024

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$335,243	$965,993
Short-term investments	5,172	4,734
Accounts receivable, net of allowance of $354 and $379, respectively	342,299	324,963
Other current assets	87,201	102,072
Total current assets	769,915	1,397,762
Property and equipment, net of accumulated depreciation and amortization of $346,957 and $307,178, respectively	153,844	158,189
Goodwill	2,347,699	2,310,730
Intangible assets, net of accumulated amortization of $163,105 and $130,170, respectively	207,850	215,448
Deferred income taxes	270,959	262,557
Other non-current assets	117,549	121,085
TOTAL ASSETS	$3,867,816	$4,465,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current maturities of long-term debt, net	$573,424	$—
Accounts payable	18,535	18,262
Deferred revenue	161,868	166,142
Accrued expenses and other current liabilities	351,374	365,057
Total current liabilities	1,105,201	549,461
Long-term debt, net	2,855,277	3,848,983
Income taxes payable	39,393	33,332
Deferred income taxes	12,741	11,770
Other long-term liabilities	85,980	85,882

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 298,475,276 and 294,432,137 shares issued; and 241,781,011 and 251,460,397 outstanding at June 30, 2025 and December 31, 2024, respectively	298	294
Additional paid-in capital	8,720,153	8,756,482
Retained deficit	(6,336,705)	(6,579,753)
Accumulated other comprehensive loss	(400,974)	(449,611)
Treasury stock; 56,694,265 and 42,971,740 shares, respectively	(2,213,653)	(1,791,071)
Total Match Group, Inc. shareholders’ equity	(230,881)	(63,659)
Noncontrolling interests	105	2
Total shareholders’ equity	(230,776)	(63,657)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,867,816	$4,465,771
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Revenue	$863,738	$864,066	$1,694,916	$1,723,713
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	241,938	244,988	478,846	501,730
Selling and marketing expense	148,254	154,628	305,350	319,929
General and administrative expense	136,555	114,304	248,075	220,545
Product development expense	114,511	113,576	235,365	229,313
Depreciation	18,061	21,092	39,790	41,613
Amortization of intangibles	10,498	10,952	20,976	21,319
Total operating costs and expenses	669,817	659,540	1,328,402	1,334,449
Operating income	193,921	204,526	366,514	389,264
Interest expense	(32,160)	(40,038)	(67,416)	(80,391)
Other (expense) income, net	(4,056)	10,525	(1,440)	19,999
Earnings before income taxes	157,705	175,013	297,658	328,872
Income tax provision	(32,227)	(41,693)	(54,609)	(72,318)
Net earnings	125,478	133,320	243,049	256,554
Net earnings attributable to noncontrolling interests	—	(6)	(1)	(42)
Net earnings attributable to Match Group, Inc. shareholders	$125,478	$133,314	$243,048	$256,512

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.51	$0.50	$0.98	$0.96
Diluted	$0.49	$0.48	$0.93	$0.93

Stock-based compensation expense by function:
Cost of revenue	$1,715	$1,809	$3,550	$3,520
Selling and marketing expense	3,124	3,298	5,866	6,136
General and administrative expense	25,736	25,018	52,742	49,229
Product development expense	36,892	39,742	75,703	74,802
Total stock-based compensation expense	$67,467	$69,867	$137,861	$133,687

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Net earnings	$125,478	$133,320	$243,049	$256,554
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	36,500	(34,067)	48,643	(103,565)
Total other comprehensive income (loss)	36,500	(34,067)	48,643	(103,565)
Comprehensive income	161,978	99,253	291,692	152,989
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	—	(6)	(1)	(42)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	7	(6)	43
Comprehensive loss (income) attributable to noncontrolling interests	—	1	(7)	1
Comprehensive income attributable to Match Group, Inc. shareholders	$161,978	$99,254	$291,685	$152,990
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended June 30, 2025

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of March 31, 2025	$298	297,661	$8,703,295	$(6,462,183)	$(437,474)	$(1,986,648)	$(182,712)	$—	$(182,712)
Net earnings for the three months ended June 30, 2025	—	—	—	125,478	—	—	125,478	—	125,478
Other comprehensive income, net of tax	—	—	—	—	36,500	—	36,500	—	36,500
Stock-based compensation expense	—	—	70,786	—	—	—	70,786	—	70,786
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	814	(7,953)	—	—	—	(7,953)	—	(7,953)
Dividend and dividend equivalents declared ($0.19 per share of Common Stock and Restricted Stock Units)	—	—	(47,344)	—	—	—	(47,344)	—	(47,344)
Dividend equivalent payable	—	—	1,464	—	—	—	1,464	—	1,464
Purchase of noncontrolling interest	—	—	(95)	—	—	—	(95)	—	(95)
Purchase of treasury stock	—	—	—	—	—	(227,005)	(227,005)	—	(227,005)
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	—	—	—	—	105	105
Balance as of June 30, 2025	$298	298,475	$8,720,153	$(6,336,705)	$(400,974)	$(2,213,653)	$(230,881)	$105	$(230,776)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2025

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of December 31, 2024	$294	294,432	$8,756,482	$(6,579,753)	$(449,611)	$(1,791,071)	$(63,659)	$2	$(63,657)
Net earnings for the six months ended June 30, 2025	—	—	—	243,048	—	—	243,048	1	243,049
Other comprehensive income, net of tax	—	—	—	—	48,637	—	48,637	6	48,643
Stock-based compensation expense	—	—	143,298	—	—	—	143,298	—	143,298
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	4	4,043	(86,327)	—	—	—	(86,323)	—	(86,323)
Dividend and dividend equivalent declared ($0.19 per share of Common Stock and Restricted Stock Units)	—	—	(97,401)	—	—	—	(97,401)	—	(97,401)
Dividend equivalent payable	—	—	4,271	—	—	—	4,271	—	4,271
Purchase of noncontrolling interest	—	—	(95)	—	—	—	(95)	(84)	(179)
Purchase of treasury stock	—	—	—	—	—	(422,582)	(422,582)	—	(422,582)
Adjustment of noncontrolling interests to fair value	—	—	(75)	—	—	—	(75)	75	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	—	—	—	—	105	105
Balance as of June 30, 2025	$298	298,475	$8,720,153	$(6,336,705)	$(400,974)	$(2,213,653)	$(230,881)	$105	$(230,776)

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

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Net earnings	$243,049	$256,554
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	137,861	133,687
Depreciation	39,790	41,613
Amortization of intangibles	20,976	21,319
Deferred income taxes	(7,908)	16,964
Other adjustments, net	15,721	(109)
Changes in assets and liabilities
Accounts receivable	(12,739)	(28,670)
Other assets	32,304	2,410
Accounts payable and other liabilities	(19,438)	3,118
Income taxes payable and receivable	(6,071)	(11,690)
Deferred revenue	(6,586)	(22,128)
Net cash provided by operating activities	436,959	413,068
Cash flows from investing activities:
Capital expenditures	(28,297)	(29,905)
Other, net	(25,976)	(8,807)
Net cash used in investing activities	(54,273)	(38,712)
Cash flows from financing activities:
Principal payments on Term Loan	(425,000)	—
Proceeds from issuance of common stock pursuant to stock-based awards	3,598	5,739
Withholding taxes paid on behalf of employees on net settled stock-based awards	(89,921)	(10,095)
Purchase of treasury stock	(419,676)	(387,366)
Dividends	(94,968)	—
Purchase of noncontrolling interests	(84)	(737)
Other, net	(6,225)	(2,184)
Net cash used in financing activities	(1,032,276)	(394,643)
Total cash used	(649,590)	(20,287)
Effect of exchange rate changes on cash and cash equivalents	18,840	(4,361)
Net decrease in cash and cash equivalents	(630,750)	(24,648)
Cash and cash equivalents at beginning of period	965,993	862,440
Cash and cash equivalents at end of period	$335,243	$837,792
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2024 was $166.1 million. During the six months ended June 30, 2025, the Company recognized $159.6 million of revenue that was included in the deferred revenue balance as of December 31, 2024. The current deferred revenue balance at June 30, 2025 is $161.9 million. At June 30, 2025 and December 31, 2024, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Revenue:
Direct Revenue	$845,451	$848,133	$1,657,900	$1,693,432
Indirect Revenue (principally advertising revenue)	18,287	15,933	37,016	30,281
Total Revenue	$863,738	$864,066	$1,694,916	$1,723,713

Direct Revenue:
Tinder	$461,151	$479,945	$908,554	$961,432
Hinge	167,505	133,569	319,746	257,322
Evergreen & Emerging(a)	147,863	160,935	297,013	329,535
Match Group Asia(b)	68,932	73,684	132,587	145,143
Total Direct Revenue	$845,451	$848,133	$1,657,900	$1,693,432
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
For the three months ended June 30, 2025, and 2024, the Company recorded an income tax provision of $32.2 million and $41.7 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $54.6 million and $72.3 million, respectively. The effective tax rates for the three and six-month periods in 2025, 20% and 18%, respectively, were lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources and research credits. The six months ended June 30, 2025 also included excess tax benefits generated by the exercise and vesting of stock-based awards. For both the three and six-month periods in 2025, these effects were partially offset by nondeductible stock-based compensation, foreign income taxed at higher rates, and state income taxes.
The effective tax rates for both the three and six-month periods in 2024, 24% and 22%, respectively, were higher than the statutory rate primarily due to state income taxes, nondeductible stock-based compensation, and unfavorable tax adjustments upon the vesting of certain stock-based awards due to a lower stock price on the date such awards vested compared to the grant date fair value of such awards. These increases were partially offset by the lower tax rate on U.S. income derived from foreign sources. The six-month period ended June 30, 2024 also included a benefit realized upon the conclusion of certain state income tax audits.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA provides changes to U.S. federal tax law, including current expensing of U.S. research expenditures, immediate expensing of eligible capital expenditures, modifications to the limitation of business interest expense, and changes to other tax provisions impacting 2025 and subsequent years. We anticipate a reduction in our U.S. federal cash taxes for the remainder of the current year and future years. There are several alternative ways of implementing the provision of the OBBBA, which we are currently evaluating. The effects of the new law are not reflected in the consolidated financial statement as of and for the period ending June 30, 2025.
Match Group is routinely under audit by federal, state, local, and foreign authorities in the area of income tax. These audits include a review of the timing and amount of income and deductions, and the allocation of such income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for years through December 31, 2019. Although the 2020 tax year is closed to assessment, adjustments to taxable income may still be made if it impacts net operating loss or credit carryforwards brought forward from that year. Returns filed in various other

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

jurisdictions are open to examination for tax years beginning with 2015. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At June 30, 2025 and December 31, 2024, unrecognized tax benefits, including interest and penalties, were $57.4 million and $50.3 million, respectively. If unrecognized tax benefits at June 30, 2025 are subsequently recognized, income tax expense would be reduced by $53.2 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2024 was $46.6 million. The Company does not anticipate that the total unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended June 30, 2025 and 2024 were not material. At June 30, 2025, noncurrent income taxes payable includes accrued interest and penalties of $2.8 million. The comparable amount as of December 31, 2024 was $1.6 million.
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both June 30, 2025 and December 31, 2024, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $19.3 million, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through June 30, 2025 were $2.1 million. For both the six months ended June 30, 2025 and 2024, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of June 30, 2025 and December 31, 2024, the Company has elected the measurement alternative. For the three and six months ended June 30, 2025 and 2024, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2025
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$62,478	$—	$62,478
Time deposits	—	112,509	112,509
Short-term investments:
Time deposits	—	5,172	5,172
Intangible assets:
Digital assets (cost basis of $1,167)	927	—	927
Total	$63,405	$117,681	$181,086

	December 31, 2024
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$264,008	$—	$264,008
Time deposits	—	121,000	121,000
Short-term investments:
Time deposits	—	4,734	4,734
Total	$264,008	$125,734	$389,742
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

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Current maturities of long-term debt (a) (b)	$(573,424)	$(554,300)	$—	$—
Long-term debt, net (a) (b)	$(2,855,277)	$(2,705,516)	$(3,848,983)	$(3,578,976)
______________________
(a)At June 30, 2025, the carrying value of current maturities of long-term debt, net includes unamortized debt issuance costs of $1.6 million. At June 30, 2025 and December 31, 2024, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $19.7 million and $26.0 million, respectively.
(b)At June 30, 2025, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes (described in “Note 4—Long-term Debt, net”) is $554.3 million and $511.8 million, respectively. At December 31, 2024, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes is $541.2 million and $498.0 million, respectively.
At June 30, 2025 and December 31, 2024, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	June 30, 2025	December 31, 2024

	(In thousands)
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	—	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1	500,000	500,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	575,000	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,450,000	3,875,000
Less: Current maturities of long-term debt	575,000	—
Less: Unamortized original issue discount	1,294	2,554
Less: Unamortized debt issuance costs	18,429	23,463
Total long-term debt, net	$2,855,277	$3,848,983
______________________
(a)Subject to springing maturity, described below.
Credit Facility and Term Loan
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”), is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for the Credit Facility and, prior to January 21, 2025, the Term Loan.
The Credit Facility has a borrowing capacity of $500 million. The maturity date of the Credit Facility is the earlier of (x) March 20, 2029 and (y) the date that is 91 days prior to the maturity date of the existing senior notes due 2027, 2028, or 2029, or any new indebtedness used to refinance such senior notes that matures prior to the date that is 91 days after March 20, 2029, in each case if and only if at least $250 million in aggregate principal amount of such debt is outstanding on such date. At both June 30, 2025 and December 31, 2024, there were no outstanding borrowings, $0.6 million in outstanding letters of credit, and $499.4 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of June 30, 2025. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus an applicable margin based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.

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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at June 30, 2025. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, and 5.625% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents details of the exchangeable features:

	Number of shares of the Company’s Common Stock into which each $1,000 of Principal of the Exchangeable Notes is Exchangeable(a)	Approximate Equivalent Exchange Price per Share(a)	Exchangeable Date
2026 Exchangeable Notes	11.5625	$86.49	March 15, 2026
2030 Exchangeable Notes	12.0158	$83.22	October 15, 2029
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
No 2026 or 2030 Exchangeable Notes were presented for exchange during the six months ended June 30, 2025. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of June 30, 2025.
At both June 30, 2025 and December 31, 2024, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on June 30, 2025 and December 31, 2024, respectively.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth the components of the outstanding Exchangeable Notes as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$575,000	$575,000	$575,000	$575,000
Less: Unamortized debt issuance costs	1,576	5,066	2,371	5,592
Net carrying value included in current maturities of long-term debt, net	$573,424	$—	$—	$—
Net carrying value included in long-term debt, net	$—	$569,934	$572,629	$569,408
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,258	$2,875	$1,258	$2,875
Amortization of debt issuance costs	400	265	398	258
Total interest expense recognized	$1,658	$3,140	$1,656	$3,133

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$2,516	$5,750	$2,516	$5,750
Amortization of debt issuance costs	795	526	796	516
Total interest expense recognized	$3,311	$6,276	$3,312	$6,266
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at June 30, 2025:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Hedge	6.6	$86.49
2030 Exchangeable Notes Hedge	6.9	$83.22

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Warrants	6.6	$133.17
2030 Exchangeable Notes Warrants	6.9	$133.23
______________________
(a)Subject to adjustment upon the occurrence of specified events.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three and six months ended June 30, 2025 and 2024, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended June 30,
	2025	2024

	(In thousands)
Balance at April 1	$(437,474)	$(454,933)
Other comprehensive income (loss) before reclassifications	36,500	(34,064)
Amounts reclassified into earnings	—	4
Net period other comprehensive income (loss)	36,500	(34,060)
Balance at June 30	$(400,974)	$(488,993)

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Balance at January 1	$(449,611)	$(385,471)
Other comprehensive income (loss) before reclassifications	47,846	(103,526)
Amounts reclassified into earnings	791	4
Net period other comprehensive income (loss)	48,637	(103,522)
Balance at June 30	$(400,974)	$(488,993)
At both June 30, 2025 and 2024, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$125,478	$125,478	$133,320	$133,320
Net earnings attributable to noncontrolling interests	—	—	(6)	(6)
Impact from subsidiaries’ dilutive securities	—	(3)	—	(5)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	3,173	—	3,171
Net earnings attributable to Match Group, Inc. shareholders	$125,478	$128,648	$133,314	$136,480

Denominator
Weighted average basic shares outstanding	244,370	244,370	264,397	264,397
Dilutive securities(b)(c)	—	5,861	—	4,088
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,542	—	13,397
Denominator for earnings per share—weighted average shares(b)(c)	244,370	263,773	264,397	281,882

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.51	$0.49	$0.50	$0.48

	Six Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$243,049	$243,049	$256,554	$256,554
Net earnings attributable to noncontrolling interests	(1)	(1)	(42)	(42)
Impact from subsidiaries’ dilutive securities	—	(7)	—	(13)
Interest on dilutive Exchangeable Notes, net of income tax(a)	—	6,346	—	6,342
Net earnings attributable to Match Group, Inc. shareholders	$243,048	$249,387	$256,512	$262,841

Denominator
Weighted average basic shares outstanding	247,731	247,731	266,270	266,270
Dilutive securities(b)(c)	—	6,601	—	4,380
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,500	—	13,397
Denominator for earnings per share—weighted average shares(b)(c)	247,731	267,832	266,270	284,047

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.98	$0.93	$0.96	$0.93

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For both the three and six months ended June 30, 2025 and 2024, the Company adjusted net earnings attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three and six months ended June 30, 2025, 22.1 million and 21.9 million potentially dilutive securities, respectively, and for the three and six months ended June 30, 2024, 21.7 million and 18.4 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three and six months ended June 30, 2025 and 2024, 3.3 million and 3.2 million market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

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
The following table presents revenue by segment, which includes revenue from customers in the form of direct revenue, indirect revenue, which is primarily advertising revenue, and intersegment revenue, which is eliminated in consolidated results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Revenue:
Tinder	$476,701	$492,908	$940,117	$986,018
Hinge	167,505	133,569	319,748	257,322
Evergreen & Emerging	151,349	163,757	303,778	334,893
MG Asia	69,155	73,838	132,978	145,486
Eliminations	(972)	(6)	(1,705)	(6)
Total	$863,738	$864,066	$1,694,916	$1,723,713
The following tables present the segment profitability measures, operating income (loss) and Adjusted Operating Income, and a reconciliation of the total segment profitability measures to earnings before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Operating income (loss):
Tinder	$216,968	$218,530	$410,316	$428,572
Hinge	38,926	30,214	67,551	48,719
Evergreen & Emerging	(4,397)	19,636	2,281	36,957
MG Asia	(262)	(5,365)	3,185	(13,032)
Total segment operating income	251,235	263,015	483,333	501,216
Corporate and unallocated costs(a)	(57,314)	(58,489)	(116,819)	(111,952)
Interest expense	(32,160)	(40,038)	(67,416)	(80,391)
Other (expense) income, net	(4,056)	10,525	(1,440)	19,999
Earnings before income taxes	$157,705	$175,013	$297,658	$328,872
______________________
(a)Includes stock-based compensation and depreciation

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Adjusted Operating Income:
Tinder	$246,214	$251,697	$474,682	$491,533
Hinge	53,835	42,225	96,410	71,180
Evergreen & Emerging	16,071	42,316	44,746	80,592
MG Asia	15,952	13,775	34,932	27,077
Total segment Adjusted Operating Income	332,072	350,013	650,770	670,382
Corporate and unallocated costs	(42,125)	(43,576)	(85,629)	(84,499)
Stock-based compensation	(67,467)	(69,867)	(137,861)	(133,687)
Depreciation	(18,061)	(21,092)	(39,790)	(41,613)
Amortization of intangibles	(10,498)	(10,952)	(20,976)	(21,319)
Interest expense	(32,160)	(40,038)	(67,416)	(80,391)
Other (expense) income, net	(4,056)	10,525	(1,440)	19,999
Earnings before income taxes	$157,705	$175,013	$297,658	$328,872
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
The following tables present the significant segment expenses regularly reviewed by our CODM:

	Three Months Ended June 30, 2025
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$98,285	$45,645	$16,988	$16,103
Cost of acquisition	39,284	28,873	46,283	17,931
Variable expense	27,857	5,485	6,838	4,725
Employee compensation expense, excluding stock-based compensation expense	51,620	26,715	36,005	10,620
Other operating expenses(a)	13,441	6,952	29,164	3,824
Stock-based compensation(b)	23,722	14,044	10,409	5,652
Depreciation(b)	5,524	865	6,500	3,623
Amortization of intangible assets(b)	—	—	3,559	6,939

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30, 2024
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$100,218	$36,444	$17,141	$15,448
Cost of acquisition	44,040	23,651	48,208	18,754
Variable expense	31,505	4,487	11,661	10,338
Employee compensation expense, excluding stock-based compensation expense	51,061	21,783	32,318	10,977
Other operating expenses(a)	14,387	4,979	12,113	4,546
Stock-based compensation(b)	23,415	11,464	14,620	6,758
Depreciation(b)	9,752	547	5,154	4,336
Amortization of intangible assets(b)	—	—	2,906	8,046

	Six Months Ended June 30, 2025
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$193,528	$87,312	$34,737	$30,525
Cost of acquisition	84,901	54,399	99,540	33,472
Variable expense	58,241	10,431	13,654	9,593
Employee compensation expense, excluding stock-based compensation expense	103,515	58,461	71,146	19,280
Other operating expenses(a)	25,250	12,735	39,955	5,176
Stock-based compensation(b)	49,037	27,276	22,636	10,486
Depreciation(b)	15,329	1,583	12,817	7,297
Amortization of intangible assets(b)	—	—	7,012	13,964

	Six Months Ended June 30, 2024
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$208,557	$71,092	$35,629	$32,030
Cost of acquisition	94,587	48,607	100,337	36,737
Variable expense	60,737	8,779	26,296	18,117
Employee compensation expense, excluding stock-based compensation expense	104,664	48,518	68,760	21,880
Other operating expenses(a)	25,940	9,146	23,279	9,645
Stock-based compensation(b)	43,956	21,379	28,668	14,839
Depreciation(b)	19,005	1,082	9,992	8,926
Amortization of intangible assets(b)	—	—	4,975	16,344
______________________

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(a)Other operating expenses primarily consists of office rent, business software, travel, indirect taxes, and professional fees.
(b)Expense is a non-cash item and excluded from the profitability measure of Adjusted Operating Income.
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
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against the company formerly known as Match Group, Inc. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. The FTC is seeking up to approximately $257 million in damages and penalties. On September 11, 2023, both parties filed motions for summary judgment. On June 9, 2025, the parties reached an agreement in principle to settle the matter, under which we would pay $14 million, which is reflected in our consolidated financial statements within accrued expenses and other current liabilities. The settlement is subject to further approval by the FTC Commissioners and approval by the Court.
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
•Evergreen & Emerging (“E&E”) consists of the world-wide activity of our Evergreen brands, which include Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands, and our Emerging brands, which include BLK®, Chispa™, The League®, Archer®, Upward®, Yuzu™, Salams®, HER, and other smaller brands.
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
•Indirect Revenue is revenue that is not received directly from an end user of our services, a majority of which is advertising revenue.
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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of June 30, 2025 and December 31, 2024, there was $0.6 million outstanding in letters of credit and $499.4 million of availability under the Credit Facility.
•Term Loan - The former term loan facility under the credit agreement of MG Holdings II. At December 31, 2024, the Term Loan bore interest at a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus 1.75%, and the then applicable rate was 6.22%. On January 21, 2025, we repaid the $425 million Term Loan in full utilizing cash on hand.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of June 30, 2025, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of June 30, 2025, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of June 30, 2025, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of June 30, 2025, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of June 30, 2025, $500 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of June 30, 2025, $575 million aggregate principal amount was outstanding and is presented as a current liability.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of June 30, 2025, $575 million aggregate principal amount was outstanding.
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

Results of Operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	$ Change	% Change	2024	2025	$ Change	% Change	2024

	(In thousands, except RPP)
Direct Revenue:
Tinder	$461,151	$(18,794)	(4)%	$479,945	$908,554	$(52,878)	(5)%	$961,432
Hinge	167,505	33,936	25%	133,569	319,746	62,424	24%	257,322
Evergreen & Emerging	147,863	(13,072)	(8)%	160,935	297,013	(32,522)	(10)%	329,535
MG Asia	68,932	(4,752)	(6)%	73,684	132,587	(12,556)	(9)%	145,143
Total Direct Revenue	845,451	(2,682)	—%	848,133	1,657,900	(35,532)	(2)%	1,693,432
Indirect Revenue	18,287	2,354	15%	15,933	37,016	6,735	22%	30,281
Total Revenue	$863,738	$(328)	—%	$864,066	$1,694,916	$(28,797)	(2)%	$1,723,713

Payers:
Tinder	8,970	(664)	(7)%	9,634	9,038	(635)	(7)%	9,673
Hinge	1,747	263	18%	1,484	1,722	268	18%	1,454
Evergreen & Emerging	2,309	(409)	(15)%	2,718	2,353	(425)	(15)%	2,778
MG Asia	1,067	62	6%	1,005	1,033	53	5%	980
Total	14,093	(748)	(5)%	14,841	14,146	(739)	(5)%	14,885

(Change calculated using non-rounded numbers)
RPP:
Tinder	$17.14	$0.53	3%	$16.61	$16.75	$0.19	1%	$16.56
Hinge	$31.96	$1.95	6%	$30.01	$30.94	$1.44	5%	$29.50
Evergreen & Emerging	$21.34	$1.61	8%	$19.73	$21.05	$1.28	6%	$19.77
MG Asia	$21.53	$(2.91)	(12)%	$24.44	$21.39	$(3.31)	(13)%	$24.70
Total	$20.00	$0.95	5%	$19.05	$19.53	$0.57	3%	$18.96
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Tinder Direct Revenue declined $18.8 million, or 4%, in 2025 versus 2024. The decrease in Direct Revenue was driven by a 7% decrease in Payers, partially offset by a 3% increase in RPP, which was positively impacted by the weakening of the U.S. dollar compared to the Euro, British Pound, and Japanese Yen. On a consistent foreign exchange rate basis, the decline in revenue was $25.0 million, or 5%, in 2025 compared to 2024.
Hinge Direct Revenue grew $33.9 million, or 25%, in 2025 versus 2024. Revenue growth was driven by both growth in the U.S. market as well as continued expansion efforts in certain European markets. Payers increased 18% compared to 2024, and RPP increased 6% over 2024, which was positively impacted by the weakening of the U.S. dollar compared to the British Pound.
E&E Direct Revenue declined 8% in 2025 versus 2024. The overall decline at E&E was driven by a decline in Payers of 15% compared to 2024, partially offset by increased RPP of 8%. The decline is also partially due to our decision to terminate certain live streaming services in the second half of 2024.
MG Asia Direct Revenue declined $4.8 million, or 6%, in 2025 versus 2024. Excluding revenue from Hakuna, which was shut down in the third quarter of 2024, MG Asia revenue increased $2.1 million, or 3%. RPP decreased 12% compared to 2024, partially offset by a 6% increase in Payers compared to 2024. RPP was negatively impacted by the shut down of the Hakuna app in 2024 due to the high RPP associated with those Payers. Additionally, revenue was positively impacted by a weakening of the U.S. dollar compared to the Japanese Yen.

Indirect Revenue increased due to higher ad impressions compared to 2024, driven by continued strength in the advertising business, as well as Tinder’s partnership with World ID.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Tinder Direct Revenue declined $52.9 million, or 5%, in 2025 versus 2024. The decrease in Direct Revenue was driven by a 7% decrease in Payers, partially offset by a 1% increase in RPP. Additionally, revenue was negatively impacted by the strength of the U.S. dollar compared to the Brazilian Real, Argentine Peso, and Turkish Lira. On a consistent foreign exchange rate basis, the decline was $46.2 million or 5%.
Hinge Direct Revenue grew $62.4 million, or 24%, in 2025 versus 2024. Revenue growth was driven by both growth in the U.S. market as well as continued expansion efforts in certain European markets. Payers increased 18% compared to 2024, and RPP increased 5% over 2024, as a result of pricing optimizations.
E&E Direct Revenue declined 10% in 2025 versus 2024. The overall decline at E&E was driven by a decline in Payers of 15% compared to 2024, partially offset by increased RPP of 6%. The decline is also partially due to our decision to terminate certain live streaming services in the second half of 2024.
MG Asia Direct Revenue declined $12.6 million, or 9%, in 2025 versus 2024. Excluding revenue from Hakuna, which was shut down in the third quarter of 2024, MG Asia revenue increased $0.9 million, or 1%. Revenue was also negatively impacted by the strength of the U.S. dollar compared to the Turkish Lira, partially offset by weakness to the Japanese Yen.
Indirect Revenue increased primarily driven by the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Cost of revenue	$241,938	$(3,050)	(1)%	$244,988
Percentage of revenue	28%			28%
Cost of revenue decreased primarily due to a decrease in Variable Expenses of $12.6 million predominantly at MG Asia and E&E as a result of the termination of the Hakuna app and certain of our live streaming services in the second half of 2024, partially offset by an increase in in-app purchase fees of $9.2 million primarily at Hinge.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Cost of revenue	$478,846	$(22,884)	(5)%	$501,730
Percentage of revenue	28%			29%
Cost of revenue decreased 5% primarily due to a decrease in Variable Expenses of $21.8 million predominately at E&E and MG Asia as a result of the termination of certain of our live streaming services and the shut down of the Hakuna app in the second half of 2024.

Selling and marketing expense
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Selling and marketing expense	$148,254	$(6,374)	(4)%	$154,628
Percentage of revenue	17%			18%
Selling and marketing expense decreased 4% primarily due to lower cost of acquisition expense of $8.9 million predominately at Tinder and E&E, partially offset by increases at Hinge.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Selling and marketing expense	$305,350	$(14,579)	(5)%	$319,929
Percentage of revenue	18%			19%
Selling and marketing expense decreased 5% primarily due to lower cost of acquisition expense of $18.2 million predominantly at Tinder and MG Asia.
General and administrative expense
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
General and administrative expense	$136,555	$22,251	19%	$114,304
Percentage of revenue	16%			13%
General and administrative expense increased primarily due to (i) a preliminary settlement with the FTC in the amount of $14.0 million relating to E&E applications, (ii) an increase in legal and other professional fees of $11.2 million primarily within Corporate and Unallocated Costs and E&E, and (iii) severance expense of $7.8 million primarily within Corporate and Unallocated Costs and E&E. Partially offsetting these increases was a decrease of $8.1 million as the 2024 amount includes Canada’s implementation of a digital sales tax in June 2024 retroactive to 2022.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
General and administrative expense	$248,075	$27,530	12%	$220,545
Percentage of revenue	15%			13%
General and administrative expense increased primarily due to (i) a preliminary settlement with the FTC in the amount of $14.0 million relating to E&E applications, (ii) an increase in legal and other professional fees of $13.0 million primarily within Corporate and Unallocated Costs and E&E; and (iii) severance expense of $11.3 million primarily within Corporate and Unallocated Costs and E&E. Partially offsetting these increases was a decrease of $6.8 million as the 2024 amount includes Canada’s implementation of a digital sales tax in June 2024 retroactive to 2022.

Product development expense
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Product development expense	$114,511	$935	1%	$113,576
Percentage of revenue	13%			13%
Product development expense remained relatively flat as compared to the prior period with severance in the 2025 period of $6.5 million primarily at Tinder and E&E offset by decreases in other employee compensation expense and stock-based compensation at Tinder.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Product development expense	$235,365	$6,052	3%	$229,313
Percentage of revenue	14%			13%
Product development expense increased primarily due to severance expense of $7.9 million in 2025 primarily at Tinder and E&E, and an increase in other operating expenses related to increases in web services primarily at Tinder.
Depreciation
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Depreciation	$18,061	$(3,031)	(14)%	$21,092
Percentage of revenue	2%			2%
Depreciation was lower in 2025 compared to 2024 primarily due to a decrease in depreciation of internally developed software at Tinder as certain assets became fully depreciated during the period.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Depreciation	$39,790	$(1,823)	(4)%	$41,613
Percentage of revenue	2%			2%
Depreciation was lower in 2025 compared to 2024 primarily due to a decrease in internally developed software at Tinder as certain assets became fully depreciated during the period, partially offset by increases in internally developed software at E&E.

Amortization of intangibles
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Amortization of intangibles	$10,498	$(454)	(4)%	$10,952
Percentage of revenue	1%			1%
Amortization of intangibles was relatively flat as compared to the prior year.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Amortization of intangibles	$20,976	$(343)	(2)%	$21,319
Percentage of revenue	1%			1%
Amortization of intangibles was relatively flat as compared to the prior year.

Operating income and Adjusted Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	$ Change	% Change	2024	2025	$ Change	% Change	2024

	(Dollars in thousands)
Operating income (loss)
Tinder	$216,968	$(1,562)	(1)%	$218,530	$410,316	$(18,256)	(4)%	$428,572
Hinge	38,926	8,712	29%	30,214	67,551	18,832	39%	48,719
Evergreen & Emerging	(4,397)	(24,033)	NM	19,636	2,281	(34,676)	(94)%	36,957
MG Asia	(262)	5,103	(95)%	(5,365)	3,185	16,217	NM	(13,032)
Corporate and unallocated costs	(57,314)	1,175	(2)%	(58,489)	(116,819)	(4,867)	4%	(111,952)
Operating income	$193,921	$(10,605)	(5)%	$204,526	$366,514	$(22,750)	(6)%	$389,264

Adjusted Operating Income (Loss)
Tinder	$246,214	$(5,483)	(2)%	$251,697	$474,682	$(16,851)	(3)%	$491,533
Hinge	53,835	11,610	27%	42,225	96,410	25,230	35%	71,180
Evergreen & Emerging	16,071	(26,245)	(62)%	42,316	44,746	(35,846)	(44)%	80,592
MG Asia	15,952	2,177	16%	13,775	34,932	7,855	29%	27,077
Corporate and unallocated costs	(42,125)	1,451	(3)%	(43,576)	(85,629)	(1,130)	1%	(84,499)
Adjusted Operating Income	$289,947	$(16,490)	(5)%	$306,437	$565,141	$(20,742)	(4)%	$585,883
______________________
NM = Not meaningful
For a reconciliation of operating income to Adjusted Operating Income, see “Non-GAAP Financial Measures.”
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Match Group’s operating income and Adjusted Operating Income both decreased 5%.
•Tinder’s operating income was $217.0 million, down 1%, and Adjusted Operating Income was $246.2 million, down 2%, primarily due to the decrease in revenue and costs associated with restructuring operations.
•Hinge’s operating income was $38.9 million, an increase of 29%, and Adjusted Operating Income was $53.8 million, an increase of 27%, primarily due to continued Payer growth across all markets.
•E&E’s operating loss was $4.4 million and Adjusted Operating Income was $16.1 million, down 62%, primarily due to the preliminary settlement with the FTC in the amount of $14.0 million, a decrease in revenue, and costs associated with restructuring operations.
•MG Asia’s operating loss was $0.3 million, an improvement over the prior year of $5.1 million, and Adjusted Operating Income was $16.0 million, an increase of 16%, primarily due to the shut down of the Hakuna app in the second half of 2024.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Match Group’s operating income was $366.5 million, down 6%, and Adjusted Operating Income was $565.1 million, down 4%.
•Tinder’s operating income was $410.3 million, down 4%, and Adjusted Operating Income was $474.7 million, down 3%, primarily due to decreases in revenue and costs associated with restructuring operations.
•Hinge’s operating income was $67.6 million, an increase of 39%, and Adjusted Operating Income was $96.4 million, an increase of 35%, primarily due to continued Payer growth across all markets.
•E&E’s operating income was $2.3 million, down 94%, and Adjusted Operating Income was $44.7 million, down 44%, primarily due to continued decreases in revenue, the preliminary settlement with the FTC in the amount of $14.0 million, and costs associated with restructuring operations.
•MG Asia’s operating income was $3.2 million, an improvement over the prior year of $16.2 million, and Adjusted Operating Income was $34.9 million, an increase of 29%, primarily due to the shut down of the Hakuna app in the second half of 2024.
At June 30, 2025, there was $441.8 million of unrecognized compensation cost, net of estimated forfeitures, related to stock-based awards, which is expected to be recognized over a weighted average period of approximately 2.1 years.
Interest expense
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Interest expense	$32,160	$(7,878)	(20)%	$40,038
Interest expense decreased primarily due to the decrease in the outstanding balance of the Term Loan which was repaid in full in January 2025.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Interest expense	$67,416	$(12,975)	(16)%	$80,391
Interest expense decreased primarily driven by the factors described above in the three-month discussion.

Other (expense) income, net
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Interest Income	$2,064	$(8,370)	(80)%	$10,434
Foreign currency losses	(5,966)	(5,852)	NM	(114)
Other	(154)	(359)	(175)%	205
Other (expense) income, net	$(4,056)	$(14,581)	NM	$10,525
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Interest income	$7,683	$(12,711)	(62)%	$20,394
Foreign currency losses	(9,048)	(8,404)	NM	(644)
Other	(75)	(324)	(130)%	249
Other (expense) income, net	$(1,440)	$(21,439)	NM	$19,999
Income tax provision
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Income tax provision	$32,227	$(9,466)	(23)%	$41,693
Effective income tax rate	20%			24%
In 2025, the effective rate of 20% is lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources. This decrease was partially offset by state taxes, nondeductible stock-based compensation, and foreign income taxed at higher rates.
In 2024, the effective tax rate of 24% was higher than the statutory rate primarily due to state income taxes, nondeductible stock-based compensation, and unfavorable tax adjustments upon the vesting of certain stock-based awards due to a lower stock price on the date such awards vested compared to the grant date fair value of such awards. These increases were partially offset by the lower tax rate on U.S. income derived from foreign sources.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six Months Ended June 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Income tax provision	$54,609	$(17,709)	(24)%	$72,318
Effective income tax rate	18%			22%
In 2025, the effective tax rate of 18% is lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources, excess tax benefits generated by the exercise and vesting of stock-based awards, and research credits. These effects were partially offset by nondeductible stock-based compensation, state income taxes, and foreign income taxed at higher rates.
In 2024, the effective tax rate of 22% was higher than the statutory rate primarily due to state income taxes, nondeductible stock compensation and unfavorable tax adjustments upon the vesting of certain stock-based awards due to a lower stock price on the date the awards vested compared to the grant date fair value of such awards. These increases were partially offset by the lower tax rate on U.S. income derived from foreign sources and a tax benefit realized upon the conclusion of certain state income tax audits.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA provides changes to U.S. federal tax law, including current expensing of U.S. research expenditures, immediate expensing of eligible capital expenditures, modifications to the limitation of business interest expense, and changes to other tax provisions impacting 2025 and subsequent years. We anticipate a reduction in our U.S. federal cash taxes for the remainder of the current year and future years. There are several alternative ways of implementing the provision of the OBBBA, which we are currently evaluating. The effects of the new law are not reflected in the consolidated financial statement as of and for the period ending June 30, 2025.
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

The following tables reconcile operating income (loss) to Adjusted Operating Income (Loss) for the Company’s reportable segments and at a consolidated level:

	Three Months Ended June 30, 2025
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$216,968	$23,722	$5,524	$—	$246,214
Hinge	38,926	14,044	865	—	53,835
Evergreen & Emerging	(4,397)	10,409	6,500	3,559	16,071
MG Asia	(262)	5,652	3,623	6,939	15,952
Corporate and unallocated costs	(57,314)	13,640	1,549	—	(42,125)
Total	$193,921	$67,467	$18,061	$10,498	$289,947

	Three Months Ended June 30, 2024
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$218,530	$23,415	$9,752	$—	$251,697
Hinge	30,214	11,464	547	—	42,225
Evergreen & Emerging	19,636	14,620	5,154	2,906	42,316
MG Asia	(5,365)	6,758	4,336	8,046	13,775
Corporate and unallocated costs	(58,489)	13,610	1,303	—	(43,576)
Total	$204,526	$69,867	$21,092	$10,952	$306,437

	Six Months Ended June 30, 2025
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$410,316	$49,037	$15,329	$—	$474,682
Hinge	67,551	27,276	1,583	—	96,410
Evergreen & Emerging	2,281	22,636	12,817	7,012	44,746
MG Asia	3,185	10,486	7,297	13,964	34,932
Corporate and unallocated costs	(116,819)	28,426	2,764	—	(85,629)
Total	$366,514	$137,861	$39,790	$20,976	$565,141

	Six Months Ended June 30, 2024
	Operating Income (Loss)	Stock-based Compensation	Depreciation	Amortization of Intangibles	Adjusted Operating Income (Loss)

	(In thousands)
Tinder	$428,572	$43,956	$19,005	$—	$491,533
Hinge	48,719	21,379	1,082	—	71,180
Evergreen & Emerging	36,957	28,668	9,992	4,975	80,592
MG Asia	(13,032)	14,839	8,926	16,344	27,077
Corporate and unallocated costs	(111,952)	24,845	2,608	—	(84,499)
Total	$389,264	$133,687	$41,613	$21,319	$585,883

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
The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by segment for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	$ Change	% Change	2024	2025	$ Change	% Change	2024

	(Dollars in thousands)
Total Revenue, as reported	$863,738	$(328)	—%	$864,066	$1,694,916	$(28,797)	(2)%	$1,723,713
Foreign exchange effects	(11,210)				8,227
Total Revenue excluding foreign exchange effects	$852,528	$(11,538)	(1)%	$864,066	$1,703,143	$(20,570)	(1)%	$1,723,713

Tinder Direct Revenue, as reported	$461,151	$(18,794)	(4)%	$479,945	$908,554	$(52,878)	(5)%	$961,432
Foreign exchange effects	(6,234)				6,717
Tinder Direct Revenue, excluding foreign exchange effects	$454,917	$(25,028)	(5)%	$479,945	$915,271	$(46,161)	(5)%	$961,432

Hinge Direct Revenue, as reported	$167,505	$33,936	25%	$133,569	$319,746	$62,424	24%	$257,322
Foreign exchange effects	(1,564)				(58)
Hinge Direct Revenue, excluding foreign exchange effects	$165,941	$32,372	24%	$133,569	$319,688	$62,366	24%	$257,322

E&E Direct Revenue, as reported	$147,863	$(13,072)	(8)%	$160,935	$297,013	$(32,522)	(10)%	$329,535
Foreign exchange effects	(2,227)				(778)
E&E Direct Revenue, excluding foreign exchange effects	$145,636	$(15,299)	(10)%	$160,935	$296,235	$(33,300)	(10)%	$329,535

MG Asia Direct Revenue, as reported	$68,932	$(4,752)	(6)%	$73,684	$132,587	$(12,556)	(9)%	$145,143
Foreign exchange effects	(1,088)				2,024
MG Asia Direct Revenue, excluding foreign exchange effects	$67,844	$(5,840)	(8)%	$73,684	$134,611	$(10,532)	(7)%	$145,143

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2025	December 31, 2024

	(In thousands)
Cash and cash equivalents:
United States	$26,689	$705,967
All other countries	308,554	260,026
Total cash and cash equivalents	335,243	965,993
Short-term investments	5,172	4,734
Total cash and cash equivalents and short-term investments	$340,415	$970,727

Long-term debt:
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	—	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
2026 Exchangeable Notes due June 15, 2026	575,000	575,000
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total debt	3,450,000	3,875,000
Less: Current maturities of long-term debt	575,000	—
Less: Unamortized original issue discount	1,294	2,554
Less: Unamortized debt issuance costs	18,429	23,463
Total long-term debt, net	$2,855,277	$3,848,983
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

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$436,959	$413,068
Net cash used in investing activities	(54,273)	(38,712)
Net cash used in financing activities	(1,032,276)	(394,643)
2025
Net cash provided by operating activities in 2025 includes adjustments to earnings of $137.9 million of stock-based compensation expense, $39.8 million of depreciation, and $21.0 million of amortization of intangibles. The decrease in cash from changes in working capital primarily consists of a decrease in accounts payable and other liabilities of $19.4 million, primarily related to the timing of payments, a decrease in net income taxes payable of $6.1 million due to timing of payments, and a decrease in deferred revenue of $6.6 million; partially offset by a decrease in other assets of $32.3 million.
Net cash used in investing activities in 2025 consists primarily of capital expenditures of $28.3 million primarily related to internal development of software and purchases of computer hardware and $26.0 million of other investing cash outflows.
Net cash used in financing activities in 2025 is primarily due to the repayment of the Term Loan of $425.0 million, purchases of treasury stock of $419.7 million, dividends paid of $95.0 million, and payments of $89.9 million of withholding taxes paid on behalf of employees for net-settled stock-based awards.
2024
Net cash provided by operating activities in 2024 includes adjustments to earnings of $133.7 million of stock-based compensation expense, $41.6 million of depreciation, and $21.3 million of amortization of intangibles. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $28.7 million primarily related to the timing of cash receipts, a decrease in deferred revenue of $22.1 million, and a decrease in net income taxes payable of $11.7 million due to the timing of tax payments.
Net cash used in investing activities in 2024 consists primarily of capital expenditures of $29.9 million primarily related to internal development of software and purchases of computer hardware.
Net cash used in financing activities in 2024 is primarily due to purchases of treasury stock of $387.4 million and payments of $10.1 million of withholding taxes paid on behalf of employees for net-settled equity awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of June 30, 2025, $499.4 million was available under the Credit Facility.
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
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2025 cash capital expenditures will be between $55 million and $65 million, an increase compared to 2024 cash capital expenditures primarily related to internally developed software.

We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $22.8 million for 2025, $4.1 million for 2026, $9.8 million for 2027, and $9.0 million for 2028.
At June 30, 2025, we do not have any off-balance sheet arrangements, other than as described above.
On January 30, 2024, the Board of Directors of the Company approved a share repurchase program for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock (the “January 2024 Share Repurchase Program”). On December 10, 2024, the Board of Directors authorized a new repurchase program of up to $1.5 billion in aggregate value of shares of Match Group common stock (the “December 2024 Share Repurchase Program”). The December 2024 Share Repurchase Program took effect when the January 2024 Share Repurchase Program was exhausted, which occurred in April 2025. Under the December 2024 Share Repurchase Program, $1.28 billion in aggregate value of shares of Match Group common stock remains available as of July 31, 2025. Under the December 2024 Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The December 2024 Share Repurchase Program may be commenced, suspended or discontinued at any time. During the six months ended June 30, 2025, we repurchased 13.7 million shares for $419.7 million on a trade date basis under the January 2024 and December 2024 Share Repurchase Programs. Between July 1 and July 31, 2025, we repurchased 1.5 million shares for $47.4 million on a trade date basis under the December 2024 Share Repurchase Program.
The Company currently settles substantially all equity awards on a net basis. Assuming all equity awards outstanding on July 31, 2025 were net settled at the closing price on that date, we would issue 8.5 million shares of common stock (of which 0.3 million are related to vested awards and 8.2 million are related to unvested awards) and, assuming a 50% withholding rate, would remit $291.5 million in cash for withholding taxes (of which $9.3 million is related to vested awards and $282.2 million is related to unvested awards). If we did not settle awards on a net basis and instead issued a sufficient number of shares to cover the $291.5 million employee withholding tax obligation, 8.5 million additional shares would be issued by the Company.
As of June 30, 2025, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the six months ended June 30, 2025, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2025, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against the company formerly known as Match Group (“Former Match Group”). See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks, among other things, permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. On September 11, 2023, both parties filed motions for summary judgment. On June 9, 2025, the parties reached an agreement in principle to settle the matter, under which we would pay $14 million. The settlement is subject to further approval by the FTC Commissioners and approval by the Court.
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
FTC Investigation of Certain Subsidiary Data Privacy Representations
On March 19, 2020, the FTC issued an initial Civil Investigative Demand (“CID”) to the Company requiring us to produce certain documents and information regarding the allegedly wrongful conduct of OkCupid in 2014 and our public statements in 2019 regarding such conduct and whether such conduct and statements were unfair or deceptive under the FTC Act. On May 26, 2022, the FTC filed a Petition to Enforce Match Civil Investigative Demand, and on June 20, 2025, the Court ordered that the FTC’s Petition be granted in part and denied in part. See FTC v. Match Group, Inc., No. 1:22-mc-00054 (District of Columbia). We believe we have strong defenses to any allegations of wrongdoing and intend to defend vigorously against them.
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
Meslage Securities Class Action and Related Derivative Actions
On November 25, 2024, a Match Group stockholder filed a complaint in the Central District of California against Match Group, Inc., its Chief Executive Officer, and its President and Chief Financial Officer seeking to recover unspecified monetary damages on behalf of a putative class of acquirers of Match Group securities between May 2, 2023 and November 6, 2024. See Sébastian Meslage v. Match Group, Inc. et al., No: 2:24-cv-10153-MEMF-PVC (Central District of California). The complaint alleges that Match Group materially understated the challenges affecting its Tinder business and, as a result, understated the risk that Tinder's monthly active user count would not recover by the time the Company reported its financial results for the third fiscal quarter of 2024. On July 24, 2025, the court appointed Evan Weisz as the lead plaintiff. In addition, in December 2024, purported Match Group stockholders filed two derivative complaints in the Central District of California (nominally on behalf of the Company) against certain of Match Group, Inc.’s current and former executive officers and members of its board of directors, alleging violations of the federal securities laws and breach of fiduciary duty stemming from the same or similar purported misrepresentations as the securities class action. See Hollin v. Kim, et al., No. 2:24-CV-10776 (Central District of California), and Roy v Kim, et al., No. 2:24-cv-11007 (Central District of California). In August 2025, a third derivative complaint was filed in the Central District of California alleging similar causes of action. See Habedus v. Kim, et al., No. 2:25-cv-07171 (Central District of California). We believe that we have strong defenses to the allegations in these lawsuits and will defend vigorously against them.
Netherlands Privacy Class Action
On December 17, 2024, a writ of summons was filed against MTCH Technologies Services Limited, an indirect subsidiary of the Company, and Match Group, Inc. in the District Court of Amsterdam. Among other things, the lawsuit alleges that defendants unlawfully collected, processed, and shared Dutch Tinder users’ personal data without proper consent in violation of GDPR and Dutch consumer protection laws. See Stichting Take Back Your Privacy v. MTCH Technologies Services Limited et al. (Amsterdam). The lawsuit purports to represent a class of Dutch Tinder users from May 25, 2018 until the court’s final judgment and seeks monetary damages and injunctive relief. On May 7, 2025, we filed a motion contesting jurisdiction, and the plaintiff filed an opposition on June 18, 2025. We believe that we have strong defenses to the allegations and will defend vigorously against them.
Item 1A. Risk Factors
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that are not historical facts are “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “plans,” “believes,” “will,” and “would,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Match Group’s future financial performance, Match Group’s business prospects and strategy, anticipated trends and prospects in the industries in which Match Group’s businesses operate, and other similar matters. These forward-looking statements are based on Match Group management’s current expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: our ability to maintain or grow the size of our user base and convert users to paying users, the success of our product strategies, competition, our ability to realize reductions in in-app purchase fees, the limited operating history of some of our brands, our ability to attract users to our services through cost-effective marketing and related efforts, our ability to distribute our services through third parties and offset related fees, risks related to our use of artificial intelligence, foreign currency exchange rate fluctuations (including anticipated gains from fluctuations), the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, impacts to our offices and employees from more frequent extreme weather events, risks relating to certain of our international operations and acquisitions, damage to our brands' reputations as a result of inappropriate actions by users of our services, and macroeconomic conditions.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2025.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2025	3,458,229	$28.92	3,458,229	$1,452,650,752
May 2025	2,567,613	$29.21	2,567,613	1,377,650,757
June 2025	1,614,214	$30.97	1,614,214	1,327,650,787
Total	7,640,056	$29.45	7,640,056	$1,327,650,787
______________________
(1)Reflects repurchases made pursuant to the $1.0 billion share repurchase program authorized in January 2024 (the “January 2024 Share Repurchase Program”) and the additional $1.5 billion share repurchase program authorized in December 2024 (the “December 2024 Share Repurchase Program”), which took effect when the January 2024 Share Repurchase Program was exhausted in April 2025.
(2)Represents the aggregate value of shares of common stock that remained available for repurchase pursuant to the December 2024 Share Repurchase Program. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase programs, and repurchases may be commenced, suspended or discontinued from time to time without prior notice.
Item 5.    Other Information
Insider Trading Arrangements
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Fifth Amended and Restated Certificate of Incorporation of Match Group, Inc.	8-K	001-34148	3.1	6/20/2025
3.2	Fifth Amended and Restated Bylaws of Match Group, Inc.	8-K	001-34148	3.2	6/20/2025
10.1	Match Group, Inc. Amended and Restated 2024 Stock and Annual Incentive Plan	8-K	001-34148	10.1	6/20/2025
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2025	MATCH GROUP, INC.
	By:	/s/ STEVEN BAILEY
Steven Bailey
Chief Financial Officer

Signature	Title	Date

/s/ STEVEN BAILEY	Chief Financial Officer	August 5, 2025
Steven Bailey