Form 10-Q
period 2025-09-30
Match Group, Inc.
filed 2025-11-05
CIK 891103

As filed with the Securities and Exchange Commission on November 4, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2025
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of October 31, 2025, there were 236,070,189 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2025	December 31, 2024

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,053,240	$965,993
Short-term investments	3,561	4,734
Accounts receivable, net of allowance of $330 and $379, respectively	344,444	324,963
Other current assets	126,524	102,072
Total current assets	1,527,769	1,397,762
Property and equipment, net of accumulated depreciation and amortization of $321,634 and $307,178, respectively	128,582	158,189
Goodwill	2,343,305	2,310,730
Intangible assets, net of accumulated amortization of $167,396 and $130,170, respectively	198,341	215,448
Deferred income taxes	227,485	262,557
Other non-current assets	117,957	121,085
TOTAL ASSETS	$4,543,439	$4,465,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current maturities of long-term debt, net	$497,588	$—
Accounts payable	26,252	18,262
Deferred revenue	159,756	166,142
Accrued expenses and other current liabilities	400,308	365,057
Total current liabilities	1,083,904	549,461
Long-term debt, net	3,547,718	3,848,983
Income taxes payable	31,554	33,332
Deferred income taxes	12,241	11,770
Other long-term liabilities	91,849	85,882

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 299,393,711 and 294,432,137 shares issued; and 239,010,555 and 251,460,397 outstanding at September 30, 2025 and December 31, 2024, respectively	299	294
Additional paid-in capital	8,708,758	8,756,482
Retained deficit	(6,175,956)	(6,579,753)
Accumulated other comprehensive loss	(412,180)	(449,611)
Treasury stock; 60,383,156 and 42,971,740 shares, respectively	(2,344,857)	(1,791,071)
Total Match Group, Inc. shareholders’ equity	(223,936)	(63,659)
Noncontrolling interests	109	2
Total shareholders’ equity	(223,827)	(63,657)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,543,439	$4,465,771
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Revenue	$914,275	$895,484	$2,609,191	$2,619,197
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	247,043	253,129	725,889	754,859
Selling and marketing expense	169,142	156,656	474,492	476,585
General and administrative expense	148,021	103,923	396,096	324,468
Product development expense	104,969	103,724	340,334	333,037
Depreciation	14,845	25,302	54,635	66,915
Impairments and amortization of intangibles	8,921	42,090	29,897	63,409
Total operating costs and expenses	692,941	684,824	2,021,343	2,019,273
Operating income	221,334	210,660	587,848	599,924
Interest expense	(37,024)	(40,120)	(104,440)	(120,511)
Other income, net	9,328	7,100	7,888	27,099
Income before income taxes	193,638	177,640	491,296	506,512
Income tax provision	(32,882)	(41,159)	(87,491)	(113,477)
Net income	160,756	136,481	403,805	393,035
Net income attributable to noncontrolling interests	(7)	(13)	(8)	(55)
Net income attributable to Match Group, Inc. shareholders	$160,749	$136,468	$403,797	$392,980

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.67	$0.53	$1.65	$1.49
Diluted	$0.62	$0.51	$1.55	$1.43

Stock-based compensation expense by function:
Cost of revenue	$1,498	$1,747	$5,048	$5,267
Selling and marketing expense	3,042	3,259	8,908	9,395
General and administrative expense	15,996	26,639	68,738	75,868
Product development expense	35,770	32,843	111,473	107,645
Total stock-based compensation expense	$56,306	$64,488	$194,167	$198,175

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Net income	$160,756	$136,481	$403,805	$393,035
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(11,209)	81,472	37,434	(22,093)
Total other comprehensive (loss) income	(11,209)	81,472	37,434	(22,093)
Comprehensive income	149,547	217,953	441,239	370,942
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(7)	(13)	(8)	(55)
Change in foreign currency translation adjustment attributable to noncontrolling interests	3	(13)	(3)	30
Comprehensive income attributable to noncontrolling interests	(4)	(26)	(11)	(25)
Comprehensive income attributable to Match Group, Inc. shareholders	$149,543	$217,927	$441,228	$370,917
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended September 30, 2025

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of June 30, 2025	$298	298,475	$8,720,153	$(6,336,705)	$(400,974)	$(2,213,653)	$(230,881)	$105	$(230,776)
Net income for the three months ended September 30, 2025	—	—	—	160,749	—	—	160,749	7	160,756
Other comprehensive loss, net of tax	—	—	—	—	(11,206)	—	(11,206)	(3)	(11,209)
Stock-based compensation expense	—	—	59,703	—	—	—	59,703	—	59,703
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	1	919	(25,699)	—	—	—	(25,698)	—	(25,698)
Dividend and dividend equivalents declared ($0.19 per share of Common Stock and Restricted Stock Units)	—	—	(46,671)	—	—	—	(46,671)	—	(46,671)
Dividend equivalent payable	—	—	1,272	—	—	—	1,272	—	1,272
Purchase of treasury stock	—	—	—	—	—	(131,204)	(131,204)	—	(131,204)
Balance as of September 30, 2025	$299	299,394	$8,708,758	$(6,175,956)	$(412,180)	$(2,344,857)	$(223,936)	$109	$(223,827)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended September 30, 2024

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of June 30, 2024	$293	293,024	$8,663,157	$(6,874,517)	$(488,993)	$(1,430,180)	$(130,240)	$128	$(130,112)
Net income for the three months ended September 30, 2024	—	—	—	136,468	—	—	136,468	13	136,481
Other comprehensive income, net of tax	—	—	—	—	81,459	—	81,459	13	81,472
Stock-based compensation expense	—	—	65,855	—	—	—	65,855	—	65,855
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	1	772	1,243	—	—	—	1,244	—	1,244
Purchase of treasury stock	—	—	—	—	—	(242,890)	(242,890)	—	(242,890)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(554)	(554)
Adjustment of noncontrolling interests to business acquisition	—	—	(422)	—	—	—	(422)	422	—
Balance as of September 30, 2024	$294	293,796	$8,729,833	$(6,738,049)	$(407,534)	$(1,673,070)	$(88,526)	$22	$(88,504)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2025

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of December 31, 2024	$294	294,432	$8,756,482	$(6,579,753)	$(449,611)	$(1,791,071)	$(63,659)	$2	$(63,657)
Net income for the nine months ended September 30, 2025	—	—	—	403,797	—	—	403,797	8	403,805
Other comprehensive income, net of tax	—	—	—	—	37,431	—	37,431	3	37,434
Stock-based compensation expense	—	—	203,001	—	—	—	203,001	—	203,001
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	5	4,962	(112,026)	—	—	—	(112,021)	—	(112,021)
Dividend and dividend equivalent declared ($0.19 per share of Common Stock and Restricted Stock Units)	—	—	(144,072)	—	—	—	(144,072)	—	(144,072)
Dividend equivalent payable	—	—	5,543	—	—	—	5,543	—	5,543
Purchase of noncontrolling interest	—	—	(95)	—	—	—	(95)	(84)	(179)
Purchase of treasury stock	—	—	—	—	—	(553,786)	(553,786)	—	(553,786)
Adjustment of noncontrolling interests to fair value	—	—	(75)	—	—	—	(75)	75	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	—	—	—	—	105	105
Balance as of September 30, 2025	$299	299,394	$8,708,758	$(6,175,956)	$(412,180)	$(2,344,857)	$(223,936)	$109	$(223,827)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Nine Months Ended September 30, 2024

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

			(In thousands)
Balance as of December 31, 2023	$290	289,631	$8,529,200	$(7,131,029)	$(385,471)	$(1,032,538)	$(19,548)	$475	$(19,073)
Net income for the nine months ended September 30, 2024	—	—	—	392,980	—	—	392,980	55	393,035
Other comprehensive loss, net of tax	—	—	—	—	(22,063)	—	(22,063)	(30)	(22,093)
Stock-based compensation expense	—	—	203,678	—	—	—	203,678	—	203,678
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	4	4,165	(2,023)	—	—	—	(2,019)	—	(2,019)
Purchase of noncontrolling interest	—	—	397	—	—	—	397	(2,019)	(1,622)
Purchase of treasury stock	—	—	—	—	—	(640,532)	(640,532)	—	(640,532)
Adjustment of noncontrolling interests to fair value	—	—	(1,418)	—	—	—	(1,418)	1,418	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	—	—	—	—	150	150
Other	—	—	(1)	—	—	—	(1)	(27)	(28)
Balance as of September 30, 2024	$294	293,796	$8,729,833	$(6,738,049)	$(407,534)	$(1,673,070)	$(88,526)	$22	$(88,504)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Net income	$403,805	$393,035
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	194,167	198,175
Depreciation	54,635	66,915
Impairments and amortization of intangibles	29,897	63,409
Deferred income taxes	35,161	5,223
Other adjustments, net	15,507	5,553
Changes in assets and liabilities
Accounts receivable	(16,450)	(41,412)
Other assets	43,803	4,968
Accounts payable and other liabilities	36,572	403
Income taxes payable and receivable	(31,118)	11,387
Deferred revenue	(8,379)	(29,647)
Net cash provided by operating activities	757,600	678,009
Cash flows from investing activities:
Capital expenditures	(42,100)	(43,011)
Other, net	(25,783)	(8,061)
Net cash used in investing activities	(67,883)	(51,072)
Cash flows from financing activities:
Proceeds from Senior Notes offerings	700,000	—
Principal payments on Term Loan	(425,000)	—
Payments to settle exchangeable notes	(74,437)	—
Debt issuance costs	(8,619)	—
Proceeds from issuance of common stock pursuant to stock-based awards	3,598	9,411
Withholding taxes paid on behalf of employees on net settled stock-based awards	(115,619)	(11,430)
Purchase of treasury stock	(549,905)	(630,623)
Dividends	(140,893)	—
Purchase of noncontrolling interests	(84)	(1,291)
Other, net	(6,225)	(2,193)
Net cash used in financing activities	(617,184)	(636,126)
Total cash provided (used)	72,533	(9,189)
Effect of exchange rate changes on cash and cash equivalents	14,714	2,281
Net increase (decrease) in cash and cash equivalents	87,247	(6,908)
Cash and cash equivalents at beginning of period	965,993	862,440
Cash and cash equivalents at end of period	$1,053,240	$855,532
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2024 was $166.1 million. During the nine months ended September 30, 2025, the Company recognized $162.8 million of revenue that was included in the deferred revenue balance as of December 31, 2024. The current deferred revenue balance at September 30, 2025 is $159.8 million. At September 30, 2025 and December 31, 2024, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Revenue:
Direct Revenue	$896,661	$879,196	$2,554,561	$2,572,628
Indirect Revenue (principally advertising revenue)	17,614	16,288	54,630	46,569
Total Revenue	$914,275	$895,484	$2,609,191	$2,619,197

Direct Revenue:
Tinder	$490,613	$503,217	$1,399,167	$1,464,649
Hinge	184,671	145,425	504,417	402,747
Evergreen & Emerging(a)	152,241	158,390	449,254	487,925
Match Group Asia(b)	69,136	72,164	201,723	217,307
Total Direct Revenue	$896,661	$879,196	$2,554,561	$2,572,628
______________________
(a)Primarily consists of the brands Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands.
(b)Primarily consists of the brands Pairs™ and Azar®.
Recent Accounting Pronouncements
Accounting pronouncements not yet adopted by the Company
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, which focuses on the income tax rate reconciliation and income taxes paid. ASU No. 2023-09 requires a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold on an annual basis. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for our reporting on Form 10-K for the year ended December 31, 2025. Early adoption is permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU No. 2023-09 disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect ASU No. 2023-09 to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition. We plan to adopt the ASU retrospectively for our reporting on Form 10-K for the year ended December 31, 2025.
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
In September 2025, the FASB issued ASU No. 2025-06, which updates the accounting for internal use software. The ASU updates the criteria that must be met for entities to begin capitalizing software costs. ASU No. 2025-06 is effective for the Company starting January 1, 2028. The new standard may be adopted prospectively, retrospectively, or via a modified prospective transition method, and early adoption is permitted. We are currently evaluating ASU No. 2025-06 and its impact on our results of operations, cash flows, and financial condition and evaluating when we will adopt the ASU.
NOTE 2—INCOME TAXES
At the end of each interim period, the Company estimates the annual effective income tax rate and applies that rate to its ordinary year-to-date income or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects, is individually computed and recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws or rates, tax status, and judgment on the realizability of beginning-of-the-year deferred tax assets in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.
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
For the three months ended September 30, 2025, and 2024, the Company recorded an income tax provision of $32.9 million and $41.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $87.5 million and $113.5 million, respectively.
The effective tax rate for the three-month period in 2025 of 17% is lower than the statutory rate primarily due to changes in tax reserves. The effective tax rate for the nine-month period in 2025 of 18% is lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources and excess tax benefits generated by the exercise or vesting of stock-based awards, partially offset by nondeductible stock-based compensation and state income taxes.
The effective tax rates for both the three and nine-month periods in 2024, 23% and 22%, respectively, were higher than the statutory rate primarily due to nondeductible stock-based compensation, state income taxes, and foreign income taxed at higher rates, partially offset by the lower tax rate on U.S. income derived from foreign sources and research credits. The nine-month period in 2024 also included unfavorable tax adjustments upon the vesting of certain stock-based awards due to a higher stock price on the date such awards vested compared to the grant date fair value of such awards, partially offset by a tax benefit realized upon the conclusion of certain state income tax audits.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“the Act”). The Act provides changes to U.S. federal tax law, including current expensing of U.S. research expenditures, immediate expensing of eligible capital expenditures, modifications to the limitation of business interest expense, and changes to other tax provisions impacting 2025 and later years. We expect the provisions of the Act to result in a reduction of 2025 and 2026 cash tax payments. Additionally, we expect that the 2025 effective tax rate will be negatively

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

affected by the passage of the Act, primarily due to a lower deduction for U.S. income derived from foreign sources as a result of the current expensing of U.S. research expenditures. We continue to monitor interpretive guidance related to the Act. The impacts of the legislation are reflected in the consolidated financial statements as of and for the period ended September 30, 2025.
Match Group is routinely under audit by federal, state, local, and foreign authorities in the area of income tax. These audits include a review of the timing and amount of income and deductions, and the allocation of such income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has completed its audit of the Company’s federal income tax returns for years through December 31, 2019. Although the 2020 tax year is closed to assessment, adjustments to taxable income may still be made if it impacts net operating loss or credit carryforwards brought forward from that year. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2015. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At September 30, 2025 and December 31, 2024, unrecognized tax benefits, including interest and penalties, were $50.2 million and $50.3 million, respectively. If unrecognized tax benefits at September 30, 2025 are subsequently recognized, income tax expense would be reduced by $45.3 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2024 was $46.6 million. The Company does not anticipate that the total unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended September 30, 2025 and 2024 were not material. At September 30, 2025, noncurrent income taxes payable includes accrued interest and penalties of $2.9 million. The comparable amount as of December 31, 2024 was $1.6 million.
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At September 30, 2025 and December 31, 2024, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $20.6 million and $19.3 million, respectively, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values through September 30, 2025 were $2.1 million. For both the nine months ended September 30, 2025 and 2024, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of September 30, 2025 and December 31, 2024, the Company has elected the measurement alternative. For the three and nine months ended September 30, 2025 and 2024, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2025
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$317,948	$—	$317,948
Time deposits	—	142,872	142,872
Short-term investments:
Time deposits	—	3,561	3,561
Intangible assets:
Digital assets (cost basis of $1,167)	1,339	—	1,339
Total	$319,287	$146,433	$465,720

	December 31, 2024
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$264,008	$—	$264,008
Time deposits	—	121,000	121,000
Short-term investments:
Time deposits	—	4,734	4,734
Total	$264,008	$125,734	$389,742
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Current maturities of long-term debt (a) (b)	$(497,588)	$(486,163)	$—	$—
Long-term debt, net (a) (b)	$(3,547,718)	$(3,447,282)	$(3,848,983)	$(3,578,976)
______________________
(a)At September 30, 2025, the carrying value of current maturities of long-term debt, net includes unamortized debt issuance costs of $1.0 million. At September 30, 2025 and December 31, 2024, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $27.3 million and $26.0 million, respectively.
(b)At September 30, 2025, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes (described in “Note 4—Long-term Debt, net”) is $486.2 million and $527.4 million, respectively. At December 31, 2024, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable Notes is $541.2 million and $498.0 million, respectively.
At September 30, 2025 and December 31, 2024, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	September 30, 2025	December 31, 2024

	(In thousands)
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	—	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1	500,000	500,000
6.125% Senior Notes due September 15, 2033 (the “6.125% Senior Notes”); interest payable each March 15 and September 15, commencing on March 15, 2026	700,000	—
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	498,629	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	4,073,629	3,875,000
Less: Current maturities of long-term debt	498,629	—
Less: Unamortized original issue discount	1,169	2,554
Less: Unamortized debt issuance costs	26,113	23,463
Total long-term debt, net	$3,547,718	$3,848,983
______________________
(a)Subject to springing maturity, described below.
Credit Facility and Term Loan
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”), is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for the Credit Facility and, prior to January 21, 2025, the Term Loan.
The Credit Facility has a borrowing capacity of $500 million. The maturity date of the Credit Facility is the earlier of (x) March 20, 2029 and (y) the date that is 91 days prior to the maturity date of the existing senior notes due 2027, 2028, or 2029, or any new indebtedness used to refinance such senior notes that matures prior to the date that is 91 days after March 20, 2029, in each case if and only if at least $250 million in aggregate principal amount of such debt is outstanding on such date. At both September 30, 2025 and December 31, 2024, there were no outstanding borrowings, $0.6 million in outstanding letters of credit, and $499.4 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of September 30, 2025. Borrowings under the Credit Facility bear interest, at MG Holdings II’s option, at a base rate or a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus an applicable margin based on MG Holdings II’s

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
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
The 6.125% Senior Notes were issued on August 20, 2025. At any time prior to September 15, 2028, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest to the applicable redemption date.
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at September 30, 2025. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, 5.625%, and 6.125% Senior Notes are less restrictive than the indenture governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

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
The following table presents details of the exchangeable features:

	Number of shares of the Company’s Common Stock into which each $1,000 of Principal of the Exchangeable Notes is Exchangeable(a)	Approximate Equivalent Exchange Price per Share(a)	Exchangeable Date
2026 Exchangeable Notes	11.6306	$85.98	March 15, 2026
2030 Exchangeable Notes	12.0866	$82.74	October 15, 2029
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
No 2026 or 2030 Exchangeable Notes were presented for exchange during the nine months ended September 30, 2025. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of September 30, 2025.
On September 8, 2025, we repurchased $76.4 million aggregate principal amount of 2026 Exchangeable Notes for $74.4 million in cash. The gain on extinguishment of the notes of $1.8 million is included in “other income, net” in the accompanying consolidated statement of operations.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At both September 30, 2025 and December 31, 2024, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on September 30, 2025 and December 31, 2024, respectively.
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
The following table sets forth the components of the outstanding Exchangeable Notes as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Principal	$498,629	$575,000	$575,000	$575,000
Less: Unamortized debt issuance costs	1,041	4,798	2,371	5,592
Net carrying value included in current maturities of long-term debt, net	$497,588	$—	$—	$—
Net carrying value included in long-term debt, net	$—	$570,202	$572,629	$569,408
The following table sets forth interest expense recognized related to the Exchangeable Notes:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$1,217	$2,875	$1,257	$2,875
Amortization of debt issuance costs	362	268	404	261
Total interest expense recognized	$1,579	$3,143	$1,661	$3,136

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	2026 Exchangeable Notes	2030 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes

	(In thousands)
Contractual interest expense	$3,733	$8,625	$3,773	$8,625
Amortization of debt issuance costs	1,157	794	1,200	777
Total interest expense recognized	$4,890	$9,419	$4,973	$9,402
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
In connection with the repurchase of $76.4 million in aggregate principal amount of the 2026 Exchangeable Notes; 0.9 million underlying shares of the Exchangeable Notes Hedges and Exchangeable Notes Warrants relating to the 2026 Exchangeable Notes were settled for no value.
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at September 30, 2025:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Hedge	5.8	$85.98
2030 Exchangeable Notes Hedge	6.9	$82.74

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Warrants	5.8	$132.39
2030 Exchangeable Notes Warrants	6.9	$132.45
______________________
(a)Subject to adjustment upon the occurrence of specified events.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three and nine months ended September 30, 2025 and 2024, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended September 30,
	2025	2024

	(In thousands)
Balance at July 1	$(400,974)	$(488,993)
Other comprehensive (loss) income	(11,206)	81,459
Balance at September 30	$(412,180)	$(407,534)

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Balance at January 1	$(449,611)	$(385,471)
Other comprehensive income (loss) before reclassifications	36,640	(22,067)
Amounts reclassified into income	791	4
Net period other comprehensive income (loss)	37,431	(22,063)
Balance at September 30	$(412,180)	$(407,534)
At both September 30, 2025 and 2024, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net income	$160,756	$160,756	$136,481	$136,481
Net income attributable to noncontrolling interests	(7)	(7)	(13)	(13)
Impact from subsidiaries’ dilutive securities	—	—	—	(6)
Dilutive impact of Exchangeable Notes, net of income tax(a)	—	1,789	—	3,171
Net income attributable to Match Group, Inc. shareholders	$160,749	$162,538	$136,468	$139,633

Denominator
Weighted average basic shares outstanding	240,510	240,510	257,070	257,070
Dilutive securities(b)(c)	—	6,405	—	5,271
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,409	—	13,397
Denominator for earnings per share—weighted average shares(b)(c)	240,510	260,324	257,070	275,738

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.67	$0.62	$0.53	$0.51

	Nine Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net income	$403,805	$403,805	$393,035	$393,035
Net income attributable to noncontrolling interests	(8)	(8)	(55)	(55)
Impact from subsidiaries’ dilutive securities	—	(7)	—	(19)
Dilutive impact of Exchangeable Notes, net of income tax(a)	—	8,135	—	9,513
Net income attributable to Match Group, Inc. shareholders	$403,797	$411,925	$392,980	$402,474

Denominator
Weighted average basic shares outstanding	245,298	245,298	263,181	263,181
Dilutive securities(b)(c)	—	6,536	—	4,677
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,469	—	13,397
Denominator for earnings per share—weighted average shares(b)(c)	245,298	265,303	263,181	281,255

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$1.65	$1.55	$1.49	$1.43

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For both the three and nine months ended September 30, 2025 and 2024, the Company adjusted net income attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. For the three and nine months ended September 30, 2025, the Company also adjusted for the gain on extinguishment of debt, net of taxes, on the repurchased 2026 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes.
(b)If the effect is dilutive, weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three and nine months ended September 30, 2025, 16.4 million and 15.9 million potentially dilutive securities, respectively, and for the three and nine months ended September 30, 2024, 21.2 million and 17.9 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three and nine months ended September 30, 2025 and 2024, 2.3 million and 2.6 million market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7—SEGMENT INFORMATION
Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, analyzes the results of our business through four operating segments consisting of brands or groups of brands within our portfolio: Tinder, Hinge, Evergreen & Emerging, and MG Asia. These four operating segments are also our reportable segments. Our CODM primarily evaluates the operating results and performance of our segments through revenue, operating income, and Adjusted EBITDA (numerically the same as our previous metric which was called Adjusted Operating Income). These financial metrics are used to view operating trends, perform analytical comparisons, compare performance between periods, and evaluate variances to forecast on a monthly basis.
The following table presents revenue by segment, which includes revenue from customers in the form of direct revenue, indirect revenue, which is primarily advertising revenue, and intersegment revenue, which is eliminated in consolidated results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Revenue:
Tinder	$505,344	$516,778	$1,445,461	$1,502,796
Hinge	184,671	145,425	504,419	402,747
Evergreen & Emerging	156,252	161,181	460,030	496,074
MG Asia	69,364	72,282	202,342	217,768
Eliminations	(1,356)	(182)	(3,061)	(188)
Total	$914,275	$895,484	$2,609,191	$2,619,197
The following tables present the segment profitability measures, operating income (loss) and Adjusted EBITDA, and a reconciliation of the total segment profitability measures to income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Operating income (loss):
Tinder	$183,743	$234,304	$594,059	$662,876
Hinge	46,314	42,207	113,865	90,926
Evergreen & Emerging	31,447	3,110	33,728	40,067
MG Asia	801	(18,895)	3,986	(31,927)
Total segment operating income	262,305	260,726	745,638	761,942
Corporate and unallocated costs(a)	(40,971)	(50,066)	(157,790)	(162,018)
Interest expense	(37,024)	(40,120)	(104,440)	(120,511)
Other income, net	9,328	7,100	7,888	27,099
Income before income taxes	$193,638	$177,640	$491,296	$506,512
______________________
(a)Includes stock-based compensation and depreciation

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Adjusted EBITDA:
Tinder	$203,818	$266,325	$678,500	$757,858
Hinge	62,623	51,426	159,033	122,606
Evergreen & Emerging	47,373	41,568	92,119	122,160
MG Asia	15,290	17,840	50,222	44,917
Total segment Adjusted EBITDA	329,104	377,159	979,874	1,047,541
Corporate and unallocated costs	(27,698)	(34,619)	(113,327)	(119,118)
Stock-based compensation	(56,306)	(64,488)	(194,167)	(198,175)
Depreciation	(14,845)	(25,302)	(54,635)	(66,915)
Impairments and amortization of intangibles	(8,921)	(42,090)	(29,897)	(63,409)
Interest expense	(37,024)	(40,120)	(104,440)	(120,511)
Other income, net	9,328	7,100	7,888	27,099
Income before income taxes	$193,638	$177,640	$491,296	$506,512
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
The following tables present the significant segment expenses regularly reviewed by our CODM:

	Three Months Ended September 30, 2025
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$102,978	$49,703	$15,462	$15,993
Cost of acquisition	55,977	32,729	47,094	21,280
Variable expense	27,081	6,499	7,123	4,752
Employee compensation expense, excluding stock-based compensation expense	43,067	26,238	27,314	7,971
Other operating expenses(a)	72,423	6,879	11,886	4,078
Stock-based compensation(b)	17,624	15,238	5,956	5,332
Depreciation(b)	2,451	1,071	6,268	3,938
Amortization of intangible assets(b)	—	—	3,702	5,219

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30, 2024
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$105,990	$39,869	$17,694	$16,021
Cost of acquisition	49,767	23,993	50,838	17,977
Variable expense	33,191	3,631	8,519	5,670
Employee compensation expense, excluding stock-based compensation expense	48,601	21,394	32,125	10,547
Other operating expenses(a)	12,904	5,112	10,437	4,227
Stock-based compensation(b)	22,601	8,599	13,310	5,844
Depreciation(b)	9,420	620	5,918	8,031
Impairments and amortization of intangible assets(b)	—	—	19,230	22,860

	Nine Months Ended September 30, 2025
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$296,506	$137,015	$50,199	$46,518
Cost of acquisition	140,878	87,128	146,634	54,752
Variable expense	85,322	16,930	20,777	14,345
Employee compensation expense, excluding stock-based compensation expense	146,582	84,699	98,460	27,251
Other operating expenses(a)	97,673	19,614	51,841	9,254
Stock-based compensation(b)	66,661	42,514	28,592	15,818
Depreciation(b)	17,780	2,654	19,085	11,235
Amortization of intangible assets(b)	—	—	10,714	19,183

	Nine Months Ended September 30, 2024
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$314,547	$110,961	$53,323	$48,051
Cost of acquisition	144,354	72,600	151,175	54,714
Variable expense	93,928	12,410	34,815	23,787
Employee compensation expense, excluding stock-based compensation expense	153,265	69,912	100,885	32,427
Other operating expenses(a)	38,844	14,258	33,716	13,872
Stock-based compensation(b)	66,557	29,978	41,978	20,683
Depreciation(b)	28,425	1,702	15,910	16,957
Impairments and amortization of intangible assets(b)	—	—	24,205	39,204
______________________

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(a)Other operating expenses primarily consists of office rent, business software, travel, indirect taxes, and professional fees.
(b)Expense is a non-cash item and excluded from the profitability measure of Adjusted EBITDA.
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
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against the company formerly known as Match Group, Inc. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. The FTC is seeking up to approximately $257 million in damages and penalties. On September 11, 2023, both parties filed motions for summary judgment. On June 9, 2025, the parties reached an agreement in principle to settle the matter. The settlement was approved by the Court and payment of $14 million was made in the quarter ended September 30, 2025.
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
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users over a certain age a higher price than younger users for subscriptions to its premium Tinder Plus service. Plaintiff seeks damages in an unspecified amount. On July 15, 2024, the court granted Plaintiff’s motion to certify a class of approximately 270,000 individuals based upon California Tinder Plus and Tinder Gold subscribers age 29 and over. On January 17, 2025, the court denied our motion to compel the class and the Plaintiff to arbitration. We filed a Notice of Appeal on January 24, 2025, and on April 18, 2025, the court stayed the case pending our appeal. On September 10, 2025, the parties agreed to settle the case on a class-wide basis for $60.5 million, which is included in our consolidated financial statements as “general and administrative expense” and a related accrual is included in “accrued expenses and other current liabilities.” The parties are preparing a long-form agreement reflecting the settlement terms and will then seek approval of the settlement by the Court.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Updated Financial Metrics
We have updated the title of our primary non-GAAP measure to “Adjusted EBITDA” from our previous title “Adjusted Operating Income.” We believe this updated title better aligns with our peers. Numerically, Adjusted EBITDA is the same as Adjusted Operating Income; however the starting point of the reconciliation to the most comparable GAAP financial measure has changed from operating income to net income. See “Non-GAAP Financial Measures” below for the full definition of Adjusted EBITDA and a reconciliation of net income attributable to Match Group, Inc. shareholders to Adjusted EBITDA.
Key Terms:
Operating and financial metrics:
•Tinder consists of the world-wide activity of the brand Tinder®.
•Hinge consists of the world-wide activity of the brand Hinge®.
•Evergreen & Emerging (“E&E”) consists of the world-wide activity of our Evergreen brands, which include Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands, and our Emerging brands, which include BLK®, Chispa™, The League®, Archer®, Upward®, Yuzu™, Salams®, HER™, and other smaller brands.
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
•Selling and marketing expense consists primarily of cost of acquisition expense and employee compensation expense and stock-based compensation expense for personnel engaged in selling and marketing, sales support, and public relations functions.
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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of September 30, 2025 and December 31, 2024, there was $0.6 million outstanding in letters of credit and $499.4 million of availability under the Credit Facility.
•Term Loan - The former term loan facility under the credit agreement of MG Holdings II. At December 31, 2024, the Term Loan bore interest at a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus 1.75%, and the then applicable rate was 6.22%. On January 21, 2025, we repaid the $425 million Term Loan in full utilizing cash on hand.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of September 30, 2025, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of September 30, 2025, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. As of September 30, 2025, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of September 30, 2025, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of September 30, 2025, $500 million aggregate principal amount was outstanding.
•6.125% Senior Notes - MG Holdings II’s 6.125% Senior Notes due September 15, 2033, with interest payable each March 15 and September 15, commencing on March 15, 2026, which were issued on August 20, 2025. As of September 30, 2025, $700 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. On September 8, 2025, we repurchased $76.4 million of 2026 Exchangeable Notes. As of September 30, 2025, $499 million aggregate principal amount was outstanding and is presented as a current liability.

•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. As of September 30, 2025, $575 million aggregate principal amount was outstanding.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for the definition of Adjusted EBITDA and a reconciliation of net income attributable to Match Group, Inc. to Adjusted EBITDA.
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

Results of Operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	$ Change	% Change	2024	2025	$ Change	% Change	2024

	(In thousands, except RPP)
Direct Revenue:
Tinder	$490,613	$(12,604)	(3)%	$503,217	$1,399,167	$(65,482)	(4)%	$1,464,649
Hinge	184,671	39,246	27%	145,425	504,417	101,670	25%	402,747
Evergreen & Emerging	152,241	(6,149)	(4)%	158,390	449,254	(38,671)	(8)%	487,925
MG Asia	69,136	(3,028)	(4)%	72,164	201,723	(15,584)	(7)%	217,307
Total Direct Revenue	896,661	17,465	2%	879,196	2,554,561	(18,067)	(1)%	2,572,628
Indirect Revenue	17,614	1,326	8%	16,288	54,630	8,061	17%	46,569
Total Revenue	$914,275	$18,791	2%	$895,484	$2,609,191	$(10,006)	—%	$2,619,197

Payers:
Tinder	9,258	(687)	(7)%	9,945	9,111	(653)	(7)%	9,764
Hinge	1,873	271	17%	1,602	1,772	269	18%	1,503
Evergreen & Emerging	2,284	(337)	(13)%	2,621	2,329	(397)	(15)%	2,726
MG Asia	1,112	66	6%	1,046	1,060	58	6%	1,002
Total	14,527	(687)	(5)%	15,214	14,272	(723)	(5)%	14,995

(Change calculated using non-rounded numbers)
RPP:
Tinder	$17.66	$0.79	5%	$16.87	$17.06	$0.39	2%	$16.67
Hinge	$32.87	$2.61	9%	$30.26	$31.62	$1.85	6%	$29.77
Evergreen & Emerging	$22.22	$2.08	10%	$20.14	$21.43	$1.54	8%	$19.89
MG Asia	$20.73	$(2.27)	(10)%	$23.00	$21.16	$(2.95)	(12)%	$24.11
Total	$20.58	$1.32	7%	$19.26	$19.89	$0.83	4%	$19.06
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Tinder Direct Revenue declined $12.6 million, or 3%, in 2025 versus 2024. The decrease in Direct Revenue was driven by a 7% decrease in Payers, partially offset by a 5% increase in RPP, which was positively impacted by the weakening of the U.S. dollar compared to the Euro and British Pound. On a consistent foreign exchange rate basis, the decline in revenue was $20.8 million, or 4%, in 2025 compared to 2024.
Hinge Direct Revenue grew $39.2 million, or 27%, in 2025 versus 2024. Revenue growth was driven by both growth in the U.S. and other English-speaking markets as well as continued expansion efforts in certain European markets. Payers increased 17% compared to 2024, and RPP increased 9% over 2024, which was positively impacted by the weakening of the U.S. dollar compared to the Euro.
E&E Direct Revenue declined 4% in 2025 versus 2024. The overall decline at E&E was driven by a decline in Payers of 13% compared to 2024, partially offset by increased RPP of 10%. The Direct Revenue decline was driven by the Evergreen brands.
MG Asia Direct Revenue declined $3.0 million, or 4%, in 2025 versus 2024. Excluding revenue from Hakuna, which was shut down in the third quarter of 2024, MG Asia revenue remained flat compared to 2024. RPP decreased 10% from 2024, partially offset by a 6% increase in Payers compared to 2024. RPP was negatively impacted by the shut down of the Hakuna app in 2024 due to the high RPP associated with those Payers.

Indirect Revenue increased due to higher ad impressions compared to 2024, driven by continued strength in the advertising business.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Tinder Direct Revenue declined $65.5 million, or 4%, in 2025 versus 2024. The decrease in Direct Revenue was driven by a 7% decrease in Payers, partially offset by a 2% increase in RPP. Additionally, revenue was positively impacted by the weakening of the U.S. dollar compared to the Euro and British Pound, partially offset by the strength of the U.S. dollar compared to the Argentine Peso. On a consistent foreign exchange rate basis, the decline was $67.0 million or 5%.
Hinge Direct Revenue grew $101.7 million, or 25%, in 2025 versus 2024. Revenue growth was driven by both growth in the U.S. and other English-speaking markets as well as continued expansion efforts in certain European markets. Payers increased 18% compared to 2024, and RPP increased 6% over 2024, as a result of pricing optimizations.
E&E Direct Revenue declined 8% in 2025 versus 2024. The overall decline at E&E was driven by a decline in Payers of 15% compared to 2024, partially offset by increased RPP of 8%. The decline is also partially due to our decision to terminate certain live streaming services in the second half of 2024.
MG Asia Direct Revenue declined $15.6 million, or 7%, in 2025 versus 2024. Excluding revenue from Hakuna, which was shut down in the third quarter of 2024, MG Asia revenue increased $0.7 million. Revenue was also negatively impacted by the strength of the U.S. dollar compared to the Turkish Lira, partially offset by weakness to the Japanese Yen.
Indirect Revenue increased primarily driven by the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

	Three Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Cost of revenue	$247,043	$(6,086)	(2)%	$253,129
Percentage of revenue	27%			28%
Cost of revenue decreased primarily due to a $4.0 million decrease in Variable Expenses predominantly at Tinder driven by lower web hosting fees, and at MG Asia, due to a decrease in partner fees as a result of the termination of the Hakuna app and certain of our live streaming services in the second half of 2024. These declines were partially offset by an increase in in-app purchase fees of $2.8 million primarily at Hinge as revenue continues to grow.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Cost of revenue	$725,889	$(28,970)	(4)%	$754,859
Percentage of revenue	28%			29%
Cost of revenue decreased 4% primarily due to a decrease in Variable Expenses of $25.9 million predominately at E&E and MG Asia as a result of the termination of certain of our live streaming services and the shut down of the Hakuna app in the second half of 2024.

Selling and marketing expense
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

	Three Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Selling and marketing expense	$169,142	$12,486	8%	$156,656
Percentage of revenue	19%			17%
Selling and marketing expense increased 8% primarily due to higher cost of acquisition expense of $13.9 million predominately at Hinge, Tinder, and MG Asia, partially offset by decreases at E&E.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Selling and marketing expense	$474,492	$(2,093)	—%	$476,585
Percentage of revenue	18%			18%
Selling and marketing expense remained flat as compared to 2024.
General and administrative expense
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

	Three Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
General and administrative expense	$148,021	$44,098	42%	$103,923
Percentage of revenue	16%			12%
General and administrative expense increased primarily due to a legal settlement at Tinder in the amount of $60.5 million, partially offset by (i) a decrease in non-cash compensation of $10.6 million primarily due to adjustments for certain performance award estimates at E&E and the departure of an executive at Tinder and (ii) a decrease in employee compensation of $5.2 million primarily within Tinder and E&E due to a decrease in headcount in 2025.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
General and administrative expense	$396,096	$71,628	22%	$324,468
Percentage of revenue	15%			12%
General and administrative expense increased primarily due to (i) a legal settlement at Tinder in the amount of $60.5 million, (ii) a settlement with the FTC in the amount of $14.0 million related to certain E&E applications, and (iii) severance expense of $11.7 million primarily within Corporate and Unallocated Costs and E&E. Partially offsetting these increases was a decrease in non-cash compensation of $7.1 million primarily within E&E related to adjustments for certain performance award estimates and reductions in headcount.

Product development expense
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

	Three Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Product development expense	$104,969	$1,245	1%	$103,724
Percentage of revenue	11%			12%
Product development expense remained relatively flat as compared to the prior period due to an increase of $2.9 million in stock-based compensation expense mainly at Hinge, partially offset by decreases in employee compensation at Tinder and MG Asia due to decreased headcount.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Product development expense	$340,334	$7,297	2%	$333,037
Percentage of revenue	13%			13%
Product development expense increased primarily due to severance expense of $9.4 million in 2025 primarily at Tinder and E&E, and an increase in other operating expenses related to increases in software subscriptions primarily at Tinder and Hinge.
Depreciation
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

	Three Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Depreciation	$14,845	$(10,457)	(41)%	$25,302
Percentage of revenue	2%			3%
Depreciation was lower in 2025 compared to 2024 primarily due to (i) a decrease in depreciation of internally developed software at Tinder as certain assets became fully depreciated during the period and (ii) the write off of internally developed software associated with our live streaming services in 2024.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Depreciation	$54,635	$(12,280)	(18)%	$66,915
Percentage of revenue	2%			3%
Depreciation was lower in 2025 compared to 2024 primarily due to (i) a decrease in internally developed software at Tinder as certain assets became fully depreciated during the period and (ii) the write off of internally developed software associated with our live streaming services in 2024. These decreases were partially offset by increases in internally developed software at E&E.

Impairments and amortization of intangibles
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

	Three Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Impairments and amortization of intangibles	$8,921	$(33,169)	(79)%	$42,090
Percentage of revenue	1%			5%
Impairments and amortization of intangibles decreased primarily due to impairments of intangible assets at E&E and MG Asia in the prior year as a result of the termination of our live streaming services and Hakuna brand in 2024.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Impairments and amortization of intangibles	$29,897	$(33,512)	(53)%	$63,409
Percentage of revenue	1%			2%
Impairments and amortization of intangibles decreased primarily due to the factors described above in the three-month discussion.

Net Income, Operating income, and Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	$ Change	% Change	2024	2025	$ Change	% Change	2024

	(Dollars in thousands)
Net income attributable to Match Group, Inc. shareholders	$160,749	$24,268	18%	$136,481	$403,797	$10,817	3%	$392,980

Operating income (loss)
Tinder	$183,743	$(50,561)	(22)%	$234,304	$594,059	$(68,817)	(10)%	$662,876
Hinge	46,314	4,107	10%	42,207	113,865	22,939	25%	90,926
Evergreen & Emerging	31,447	28,337	NM	3,110	33,728	(6,339)	(16)%	40,067
MG Asia	801	19,696	NM	(18,895)	3,986	35,913	NM	(31,927)
Corporate and unallocated costs	(40,971)	9,095	(18)%	(50,066)	(157,790)	4,228	(3)%	(162,018)
Operating income	$221,334	$10,674	5%	$210,660	$587,848	$(12,076)	(2)%	$599,924

Adjusted EBITDA
Tinder	$203,818	$(62,507)	(23)%	$266,325	$678,500	$(79,358)	(10)%	$757,858
Hinge	62,623	11,197	22%	51,426	159,033	36,427	30%	122,606
Evergreen & Emerging	47,373	5,805	14%	41,568	92,119	(30,041)	(25)%	122,160
MG Asia	15,290	(2,550)	(14)%	17,840	50,222	5,305	12%	44,917
Corporate and unallocated costs	(27,698)	6,921	(20)%	(34,619)	(113,327)	5,791	(5)%	(119,118)
Adjusted EBITDA	$301,406	$(41,134)	(12)%	$342,540	$866,547	$(61,876)	(7)%	$928,423
______________________
NM = Not meaningful
For a reconciliation of operating income to Adjusted EBITDA for each reportable segment, see “Non-GAAP Financial Measures.”
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
•Tinder’s operating income was $183.7 million, down 22%, and Adjusted EBITDA was $203.8 million, down 23%, primarily due to costs associated with legal settlements and the decrease in revenue.
•Hinge’s operating income was $46.3 million, an increase of 10%, and Adjusted EBITDA was $62.6 million, an increase of 22%, primarily due to continued Payer growth across all markets.
•E&E’s operating income was $31.4 million and Adjusted EBITDA was $47.4 million, an increase of 14%, both improving primarily due to the termination of live streaming services in 2024. The increase in operating income is also due to the decrease in impairments and amortization of intangible assets as a result of the termination of live streaming services in 2024 and decreases in employee compensation, including stock-based compensation expense associated with adjustments for certain performance award estimates and reductions in headcount.
•MG Asia’s operating income was $0.8 million, an improvement over the prior year operating loss of $18.9 million, and Adjusted EBITDA was $15.3 million. The improvement of operating income is related to impairments and amortization of intangible assets in the prior year as a result of the shut down of the Hakuna app in the second half of 2024.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
•Tinder’s operating income was $594.1 million, down 10%, and Adjusted EBITDA was $678.5 million, down 10%, primarily due to costs associated with legal settlements and the decrease in revenue.
•Hinge’s operating income was $113.9 million, an increase of 25%, and Adjusted EBITDA was $159.0 million, an increase of 30%, primarily due to continued Payer growth across all markets.
•E&E’s operating income was $33.7 million, down 16%, and Adjusted EBITDA was $92.1 million, down 25%, primarily due to continued decreases in revenue. Operating income was also favorably impacted by the decrease in impairments and amortization of intangible assets as a result of the termination of live streaming services in 2024 and decreases in employee compensation, including stock-based compensation expense associated with reductions in headcount and adjustments for certain performance award estimates.
•MG Asia’s operating income was $4.0 million, an improvement over the prior year of $35.9 million, and Adjusted EBITDA was $50.2 million. The change in operating income is primarily due to the decrease in impairments and amortization of intangible assets as a result of impairments in the prior year related to the shut down of the Hakuna app in the second half of 2024.
At September 30, 2025, there was $365.4 million of unrecognized compensation cost, net of estimated forfeitures, related to stock-based awards, which is expected to be recognized over a weighted average period of approximately 2.0 years.
Interest expense
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

	Three Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Interest expense	$37,024	$(3,096)	(8)%	$40,120
Interest expense decreased primarily due to the decrease in the outstanding balance of the Term Loan which was repaid in full in January 2025, partially offset by the issuance of the 6.125% Senior Notes in August 2025.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Interest expense	$104,440	$(16,071)	(13)%	$120,511
Interest expense decreased primarily driven by the factors described above in the three-month discussion.

Other income, net
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

	Three Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Interest Income	$5,519	$(5,753)	(51)%	$11,272
Foreign currency gains (losses)	1,521	5,556	NM	(4,035)
Other	2,288	2,425	(1,770)%	(137)
Other income, net	$9,328	$2,228	31%	$7,100
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Interest income	$13,202	$(18,464)	(58)%	$31,666
Foreign currency losses	(7,527)	(2,848)	NM	(4,679)
Other	2,213	2,101	1,876%	112
Other income, net	$7,888	$(19,211)	(71)%	$27,099
Income tax provision
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

	Three Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Income tax provision	$32,882	$(8,277)	(20)%	$41,159
Effective income tax rate	17%			23%
In 2025, the effective rate of 17% is lower than the statutory rate primarily due to changes in tax reserves.
In 2024, the effective tax rate of 23% was higher than the statutory rate primarily due to the effects of nondeductible stock-based compensation, state income taxes, and foreign income taxed at higher rates. These effects were partially offset by a lower tax rate on U.S. income derived from foreign sources and research credits.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Income tax provision	$87,491	$(25,986)	(23)%	$113,477
Effective income tax rate	18%			22%
In 2025, the effective tax rate of 18% is lower than the statutory rate primarily due to a lower tax rate on U.S. income derived from foreign sources and excess tax benefits generated by the exercise or vesting of stock-based awards. These effects were partially offset by nondeductible stock-based compensation and state income taxes.
In 2024, the effective tax rate of 22% was higher than the statutory rate primarily due the effects of nondeductible stock-based compensation, state income taxes, and unfavorable tax adjustments upon the vesting of certain stock-based awards due to a higher stock price on the date such awards vested compared to the grant date fair value of such awards. These effects were partially offset by a lower tax rate on U.S. income derived from foreign sources, research credits, and a tax benefit realized upon the conclusion of certain state income tax audits.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“the Act”). The Act provides changes to U.S. federal tax law, including current expensing of U.S. research expenditures, immediate expensing of eligible capital expenditures, modifications to the limitation of business interest expense, and changes to other tax provisions in 2025 and later years. We expect the provisions of the Act to result in a reduction to our 2025 and 2026 cash tax payments. Additionally, we expect that the 2025 effective tax rate will be negatively affected by passage of the Act, primarily due to a lower deduction for U.S. income derived from foreign sources as a result of the current expensing of U.S. research expenditures. We continue to monitor interpretive guidance related to the Act. The impacts of the legislation are reflected in the consolidated financial statements as of and for the period ended September 30, 2025.
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income attributable to Match Group, Inc. shareholders excluding: (1) net income attributable to noncontrolling interests; (2) income tax provision or benefit; (3) other income (expense), net; (4) interest expense; (5) depreciation; (6) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable; and (7) stock-based compensation expense. We believe Adjusted EBITDA is useful to analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes certain expenses. At a segment level, the closest GAAP measure is operating income (loss) as items outside operating income (loss) are not allocated to segments.
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

The following tables reconcile net income attributable to Match Group, Inc. shareholders to Adjusted EBITDA for the Company’s reportable segments and at a consolidated level:

	Three Months Ended September 30, 2025
	Tinder	Hinge	E&E	MG Asia	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders						$160,749
Add back:
Net income attributable to redeemable noncontrolling interests[a]						7
Income tax provision[a]						32,882
Other income, net[a]						(9,328)
Interest expense[a]						37,024
Operating income (loss)	$183,743	$46,314	$31,447	$801	$(40,971)	$221,334
Stock-based compensation expense	17,624	15,238	5,956	5,332	12,156	56,306
Depreciation	2,451	1,071	6,268	3,938	1,117	14,845
Amortization of intangibles	—	—	3,702	5,219	—	8,921
Adjusted EBITDA	$203,818	$62,623	$47,373	$15,290	$(27,698)	$301,406

	Three Months Ended September 30, 2024
	Tinder	Hinge	E&E	MG Asia	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders						$136,468
Add back:
Net income attributable to redeemable noncontrolling interests[a]						13
Income tax provision[a]						41,159
Other income, net[a]						(7,100)
Interest expense[a]						40,120
Operating income (loss)	$234,304	$42,207	$3,110	$(18,895)	$(50,066)	$210,660
Stock-based compensation expense	22,601	8,599	13,310	5,844	14,134	64,488
Depreciation	9,420	620	5,918	8,031	1,313	25,302
Impairments and amortization of intangibles	—	—	19,230	22,860	—	42,090
Adjusted EBITDA	$266,325	$51,426	$41,568	$17,840	$(34,619)	$342,540

	Nine Months Ended September 30, 2025
	Tinder	Hinge	E&E	MG Asia	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders						$403,797
Add back:
Net income attributable to redeemable noncontrolling interests[a]						8
Income tax provision[a]						87,491
Other income, net[a]						(7,888)
Interest expense[a]						104,440
Operating income (loss)	$594,059	$113,865	$33,728	$3,986	$(157,790)	$587,848
Stock-based compensation expense	66,661	42,514	28,592	15,818	40,582	194,167
Depreciation	17,780	2,654	19,085	11,235	3,881	54,635
Amortization of intangibles	—	—	10,714	19,183	—	29,897
Adjusted EBITDA	$678,500	$159,033	$92,119	$50,222	$(113,327)	$866,547

	Nine Months Ended September 30, 2024
	Tinder	Hinge	E&E	MG Asia	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders						$392,980
Add back:
Net income attributable to redeemable noncontrolling interests[a]						55
Income tax provision[a]						113,477
Other income, net[a]						(27,099)
Interest expense[a]						120,511
Operating income (loss)	$662,876	$90,926	$40,067	$(31,927)	$(162,018)	$599,924
Stock-based compensation expense	66,557	29,978	41,978	20,683	38,979	198,175
Depreciation	28,425	1,702	15,910	16,957	3,921	66,915
Impairments and amortization of intangibles	—	—	24,205	39,204	—	63,409
Adjusted EBITDA	$757,858	$122,606	$122,160	$44,917	$(119,118)	$928,423
______________________
(a)Management does not allocate these items to segments.

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
The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by segment for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	$ Change	% Change	2024	2025	$ Change	% Change	2024

	(Dollars in thousands)
Total Revenue, as reported	$914,275	$18,791	2%	$895,484	$2,609,191	$(10,006)	—%	$2,619,197
Foreign exchange effects	(12,182)				(3,955)
Total Revenue excluding foreign exchange effects	$902,093	$6,609	1%	$895,484	$2,605,236	$(13,961)	(1)%	$2,619,197

Tinder Direct Revenue, as reported	$490,613	$(12,604)	(3)%	$503,217	$1,399,167	$(65,482)	(4)%	$1,464,649
Foreign exchange effects	(8,207)				(1,490)
Tinder Direct Revenue, excluding foreign exchange effects	$482,406	$(20,811)	(4)%	$503,217	$1,397,677	$(66,972)	(5)%	$1,464,649

Hinge Direct Revenue, as reported	$184,671	$39,246	27%	$145,425	$504,417	$101,670	25%	$402,747
Foreign exchange effects	(1,641)				(1,699)
Hinge Direct Revenue, excluding foreign exchange effects	$183,030	$37,605	26%	$145,425	$502,718	$99,971	25%	$402,747

E&E Direct Revenue, as reported	$152,241	$(6,149)	(4)%	$158,390	$449,254	$(38,671)	(8)%	$487,925
Foreign exchange effects	(2,479)				(3,257)
E&E Direct Revenue, excluding foreign exchange effects	$149,762	$(8,628)	(5)%	$158,390	$445,997	$(41,928)	(9)%	$487,925

MG Asia Direct Revenue, as reported	$69,136	$(3,028)	(4)%	$72,164	$201,723	$(15,584)	(7)%	$217,307
Foreign exchange effects	302				2,326
MG Asia Direct Revenue, excluding foreign exchange effects	$69,438	$(2,726)	(4)%	$72,164	$204,049	$(13,258)	(6)%	$217,307

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2025	December 31, 2024

	(In thousands)
Cash and cash equivalents:
United States	$684,578	$705,967
All other countries	368,662	260,026
Total cash and cash equivalents	1,053,240	965,993
Short-term investments	3,561	4,734
Total cash and cash equivalents and short-term investments	$1,056,801	$970,727

Long-term debt:
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	—	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
6.125% Senior Notes due September 15, 2033	700,000	—
2026 Exchangeable Notes due June 15, 2026	498,629	575,000
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total debt	4,073,629	3,875,000
Less: Current maturities of long-term debt	498,629	—
Less: Unamortized original issue discount	1,169	2,554
Less: Unamortized debt issuance costs	26,113	23,463
Total long-term debt, net	$3,547,718	$3,848,983
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

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$757,600	$678,009
Net cash used in investing activities	(67,883)	(51,072)
Net cash used in financing activities	(617,184)	(636,126)
2025
Net cash provided by operating activities in 2025 includes adjustments to income of $194.2 million of stock-based compensation expense, $54.6 million of depreciation, $35.2 million of deferred income taxes, and $29.9 million of amortization of intangibles. The increase in cash from changes in working capital primarily consists of a decrease in other assets of $43.8 million, an increase in accounts payable and other liabilities of $36.6 million, primarily related to the timing of payments, and an increase in net income taxes payable of $31.1 million due to timing of payments, all of which was partially offset by an increase in accounts receivable of $16.5 million and a decrease in deferred revenue of $8.4 million.
Net cash used in investing activities in 2025 consists primarily of capital expenditures of $42.1 million primarily related to internal development of software and purchases of computer hardware and $25.8 million of other investing cash outflows.
Net cash used in financing activities in 2025 is primarily due to purchases of treasury stock of $549.9 million, the repayment of the Term Loan of $425.0 million, dividends paid of $140.9 million, payments of $115.6 million of withholding taxes paid on behalf of employees for net-settled stock-based awards, and payment to repurchase a portion of the 2026 Exchangeable Notes of $74.4 million. These uses of cash were partially offset by proceeds from the issuance of the 6.125% Senior Notes of $700.0 million.
2024
Net cash provided by operating activities in 2024 includes adjustments to income of $198.2 million of stock-based compensation expense, $66.9 million of depreciation, and $63.4 million of impairments and amortization of intangibles. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $41.4 million primarily related to the timing of cash receipts and a decrease in deferred revenue of $29.6 million, partially offset by an increase in net income taxes payable and receivable of $11.4 million due to the timing of tax payments.
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
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of September 30, 2025, $499.4 million was available under the Credit Facility.
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
On August 20, 2025, we completed a private offering of $700 million aggregate principal amount of 6.125% Senior Notes due 2033. The proceeds from the issuance of these notes will be used to repay all of the outstanding 0.875% exchangeable senior notes due 2026 at or prior to their maturity and the remaining proceeds will be used for general corporate purposes.
On September 8, 2025, we repurchased $76 million aggregate principal amount of 0.875% exchangeable senior notes due 2026.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2025 cash capital expenditures will be between $55 million and $65 million, an increase compared to 2024 cash capital expenditures primarily related to internally developed software.
We have entered into various purchase commitments, primarily consisting of web hosting services. Our obligations under these various purchase commitments are $1.5 million for 2025, $88.2 million for 2026, $75.1 million for 2027, and $70.3 million for 2028.
At September 30, 2025, we do not have any off-balance sheet arrangements, other than as described above.
On January 30, 2024, the Board of Directors of the Company approved a share repurchase program for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock (the “January 2024 Share Repurchase Program”). On December 10, 2024, the Board of Directors authorized a new repurchase program of up to $1.5 billion in aggregate value of shares of Match Group common stock (the “December 2024 Share Repurchase Program”). The December 2024 Share Repurchase Program took effect when the January 2024 Share Repurchase Program was exhausted, which occurred in April 2025. Under the December 2024 Share Repurchase Program, $1.10 billion in aggregate value of shares of Match Group common stock remains available as of October 31, 2025. Under the December 2024 Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The December 2024 Share Repurchase Program may be commenced, suspended or discontinued at any time. During the nine months ended September 30, 2025, we repurchased 17.4 million shares for $549.9 million on a trade date basis under the January 2024 and December 2024 Share Repurchase Programs. Between October 1 and October 31, 2025, we repurchased 3.0 million shares for $100.0 million on a trade date basis under the December 2024 Share Repurchase Program.
The Company currently settles substantially all stock-based awards on a net basis. Assuming all stock-based awards outstanding on October 31, 2025 were net settled at the closing price on that date, we would issue 8.8 million shares of common stock (of which 0.2 million are related to vested awards and 8.6 million are related to unvested awards) and, assuming a 50% withholding rate, would remit $283.2 million in cash for withholding taxes (of which $5.6 million is related to vested awards and $277.6 million is related to unvested awards). If we did not settle awards on a net basis and instead issued a sufficient number of shares to cover the $283.2 million employee withholding tax obligation, 8.8 million additional shares would be issued by the Company.
As of September 30, 2025, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the nine months ended September 30, 2025, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2025, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users over a certain age a higher price than younger users for subscriptions to its premium Tinder Plus service. Plaintiff seeks damages in an unspecified amount. On July 15, 2024, the court granted Plaintiff’s motion to certify a class based upon California Tinder Plus and Tinder Gold subscribers age 29 and over. On January 17, 2025, the court denied our motion to compel the class and the plaintiff to arbitration. We filed a Notice of Appeal on January 24, 2025, and on April 18, 2025, the court stayed the case pending our appeal. On September 10, 2025, the parties agreed to settle the case on a class-wide basis for a payment of $60.5 million. The parties are preparing a long-form agreement reflecting the settlement terms and will then seek approval of the settlement by the Court.
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against the company formerly known as Match Group (“Former Match Group”). See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks, among other things, permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. On September 11, 2023, both parties filed motions for summary judgment. On June 9, 2025, the parties reached an agreement in principle to settle the matter, under which we would pay $14 million. The Court approved the settlement on August 13, 2025.

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
Newman Derivative and Stockholder Class Action Regarding Separation Transaction
On June 24, 2020, a Former Match Group shareholder filed a complaint in the Delaware Court of Chancery against Former Match Group and its board of directors, as well as Match Group, IAC Holdings, Inc., and Barry Diller seeking to recover unspecified monetary damages on behalf of the Company and directly as a result of his ownership of Former Match Group stock in relation to the separation of Former Match Group from its former majority shareholder, Match Group. See David Newman et al. v. IAC/Interactive Corp. et al., C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). The complaint alleges that that the special committee established by Former Match Group’s board of directors to negotiate with Match Group regarding the separation transaction was not sufficiently independent of control from Match Group and Mr. Diller and that Former Match Group board members failed to adequately protect Former Match Group’s interest in negotiating the separation transaction, which resulted in a transaction that was unfair to Former Match Group and its shareholders. On January 21, 2021, the case was consolidated with other shareholder actions, and an amended complaint was filed on April 14, 2021. See In Re Match Group, Inc. Derivative Litigation, Consolidated C.A. No. 2020-0505-MTZ (Delaware Court of Chancery). On September 1, 2022, the court granted defendants’ motion to dismiss with prejudice. On October 3, 2022, plaintiffs filed an amended notice of appeal with the Delaware Supreme Court, and on April 4, 2024, the Delaware Supreme Court reversed and remanded the Chancery Court’s dismissal, except for the Chancery Court’s dismissal of derivative claims, which the Supreme Court affirmed. On March 14, 2025, the parties reached a settlement in principle, and the Court approved the settlement on September 17, 2025.
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
Meslage Securities Class Action And Related Derivative Actions
On November 25, 2024, a Match Group stockholder filed a complaint in the Central District of California against Match Group, Inc., its Chief Executive Officer, and its President and Chief Financial Officer seeking to recover unspecified monetary damages on behalf of a putative class of acquirers of Match Group securities between May 2, 2023 and November 6, 2024. See Sébastian Meslage v. Match Group, Inc. et al., No: 2:24-cv-10153-MEMF-PVC (Central District of California). The complaint alleges that Match Group materially understated the challenges affecting its Tinder business and, as a result, understated the risk that Tinder's monthly active user count would not recover by the time the Company reported its financial results for the third fiscal quarter of 2024. On July 24, 2025, the court appointed Evan Weisz as the lead plaintiff. On September 22, 2025, the plaintiff voluntarily dismissed without prejudice the Meslage putative class action as to all defendants.
In addition, in December 2024, purported Match Group stockholders filed two derivative complaints in the Central District of California (nominally on behalf of the Company) against certain of Match Group, Inc.’s current and former executive officers and members of its board of directors, alleging violations of the federal securities laws and breach of fiduciary duty stemming from the same or similar purported misrepresentations as the securities class action. See Hollin v. Kim, et al., No. 2:24-CV-10776 (Central District of California), and Roy v Kim, et al., No. 2:24-cv-11007 (Central District of California). In August 2025, a third derivative complaint was filed in the Central District of California alleging similar causes of action. See Habedus v. Kim, et al., No. 2:25-cv-07171

(Central District of California). On September 9, 2025, the court dismissed the Habedus derivative action with prejudice as to all defendants. As to the remaining derivative actions, we believe that we have strong defenses to the allegations and will defend vigorously against them.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2025.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2025	1,453,098	$32.62	1,453,098	$1,280,245,149
August 2025	523,965	$36.26	523,965	1,261,245,377
September 2025	1,711,828	$37.28	1,711,828	1,197,421,040
Total	3,688,891	$35.30	3,688,891	$1,197,421,040
______________________
(1)Reflects repurchases made pursuant to the $1.5 billion share repurchase program authorized in December 2024 (the “December 2024 Share Repurchase Program”).
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
Item 5.    Other Information
Insider Trading Arrangements
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Indenture, dated as of August 20, 2025, between Match Group Holdings II, LLC and U.S. Bank Trust Company, National Association, as trustee	8-K	001-34148	4.1	8/20/2025
10.1	First Amendment to the Employment Agreement between Match Group, Inc. and Sean Edgett, dated September 17, 2025					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2025	MATCH GROUP, INC.
	By:	/s/ STEVEN BAILEY
Steven Bailey
Chief Financial Officer

Signature	Title	Date

/s/ STEVEN BAILEY	Chief Financial Officer	November 4, 2025
Steven Bailey