Form 10-K
period 2025-12-31
Match Group, Inc.
filed 2026-02-26
CIK 891103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2025
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of February 20, 2026, there were 232,644,477 shares of common stock outstanding.
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025 was $7,426,689,174. For the purpose of the foregoing calculation only, shares held by all directors and executive officers of the registrant are assumed to be held by affiliates of the registrant.
Documents Incorporated By Reference:
Portions of Part III of this Annual Report are incorporated by reference to the Registrant’s proxy statement for its 2026 Annual Meeting of Stockholders.

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
The business of creating meaningful connections
Our goal is to spark meaningful connections for every single person worldwide. Consumers’
preferences vary significantly, influenced in part by demographics, geography, cultural norms, religion, and intent (for example, casual dating or more serious relationships). As a result, the market for social connection apps is fragmented, and no single service has been able to effectively serve all of those seeking social connections.
Human connection is a fundamental need, yet the ways people meet and build relationships have evolved significantly over time. Historically, connections were shaped by physical proximity and social circles such as the workplace, schools, religious institutions, social gatherings, and local communities. Today, mobile technology and the internet play a central role in how people can create new interactions and develop meaningful connections. Additionally, the increasing integration of technology into daily life has contributed to broader acceptance of digital tools for connecting with others, eroding biases and stigmas across the world, which previously served as barriers that limited adoption.
We believe that technologies that bring people together serve as a natural extension of the traditional means of meeting people and provide a number of benefits for users, including:
•Expanded options: Social connection apps provide users access to a large pool of people they otherwise would not have a chance to meet.
•Efficiency: The search and recommending features, as well as the profile information available on social connection apps, allow users to better navigate potential connections more effectively.
•More comfort and control: Compared to the traditional ways that people meet, social connection apps provide an environment that reduces the awkwardness around identifying and reaching out to new people who are interested in connecting. This reduces friction and increases the likelihood that more people will engage.
•Trust and Safety: Social connection apps can offer a safer way to contact new people for the first-time by allowing people to limit the amount of personal information exchanged and providing an opportunity to vet a new connection before meeting in person, including via video communication.
•Convenience: The internet and mobile access allow users to connect with new people at any time, regardless of where they are.
Depending on a person’s circumstances, social connection apps can act as a supplement to, or substitute for, traditional means of meeting people. When selecting a social connection app, we believe that users consider the following attributes:
•Brand recognition, trust, and scale: Brand is very important. Users generally associate strong brands with a higher likelihood of success and more tools to help the user connect safely and securely.
Generally, successful brands depend on large, active communities of users, strong algorithmic filtering technology, and awareness of successful usage among similar users.

•Success and outcomes: Demonstrated success of other users attracts new users through word-of-
mouth recommendations. Positive outcomes drive initial adoption and repeat usage.
•Relevance and sense of belonging: Users typically look for social connection apps that align with their demographic, religion, geography, or intent. Through offering a sense of community, the perceived relevance of potential connections increases.
•Service features and user experience: Users tend to gravitate towards social connection apps that offer features and user experiences that resonate with them, such as question-based matching algorithms, location-based features, or search capabilities. User experience is also driven by the type of user interface (for example, Swipe® based discovery or scroll-based profile exploration), a particular mix of free and paid features, ease of use, privacy, and security. Users expect every interaction with a social connection app to be seamless and intuitive.
Our portfolio
We operate a portfolio of differentiated brands designed to serve distinct user needs, preferences, and relationship intents. Collectively, our brands span a range of connection experiences, from discovery-oriented interaction to highly intentional relationship building, as well as demographic- and community-based connection. This portfolio approach allows users to engage with products that reflect how they want to connect at a given point in time.
Tinder®, launched in 2012, rose to scale and popularity faster than any other service in the online dating category. Tinder emphasizes low-pressure discovery supported by its patented Swipe® technology. Tinder achieved significant and rapid adoption, particularly among 18 to 30 year-old users, who were historically underserved by the online dating category. Tinder employs a freemium model, through which users are allowed to enjoy many of the core features of Tinder for free, including limited use of the Swipe Right® feature with unlimited communication with other users. However, to enjoy premium features, such as unlimited use of the
Swipe Right® feature or the ability to “See Who Likes You”, a Tinder user must subscribe to one of several subscription offerings: Tinder Plus®, Tinder Gold®, or Tinder Platinum®. Tinder users and subscribers may also pay for certain premium features, such as Super Likes™ and Boosts, on a pay-per-use basis.
Hinge® launched in 2012 and has grown to be a popular app for individuals seeking intentional and relationship-oriented connections in English speaking countries and several other international markets. Hinge is a mobile-only experience and employs a freemium model. Hinge is Designed to be Deleted® and focuses on users with a higher level of intent to enter into a relationship and its services are designed to reinforce that purpose. Hinge has Video and Voice Prompts, and Voice Notes, in addition to AI-enabled features, which allow users to better showcase who they are at different points in their dating journey. Hinge offers two premium subscription offerings: Hinge+ and HingeX.
Evergreen & Emerging (“E&E”)
Our collections of brands within E&E include well-known pioneers in online relationships (which we refer to as Evergreen brands) and newer brands designed to serve specific communities, demographics, and identities
(which we refer to as Emerging brands). The following brands are included in E&E:
Match was launched in 1995 and helped create the online dating category with the ability to search profiles and receive algorithmic recommendations. Match is a brand that focuses on users with a higher level of intent to enter into a serious relationship and its services and marketing are designed to reinforce that purpose.
Meetic, a leading European online dating brand based in France, was launched in 2001. Meetic is the most recognized dating app for singles over age 35 in France. Meetic is a brand that focuses on users with a higher level of intent to enter into a serious relationship and its service and marketing are designed to reinforce that purpose.

OkCupid launched in 2004 and has attracted users through a Q&A approach to the dating category.
OkCupid relies on a freemium model and has a loyal, culturally progressive user base predominately located in larger metropolitan areas in English-speaking markets.
Plenty Of Fish launched in 2003. Among its distinguishing features is the ability to both search profiles and receive algorithmic recommendations. Plenty Of Fish relies on a freemium model. Plenty Of Fish has broad appeal in the United States, Canada, the United Kingdom, and a number of other international markets.
BLK®, Chispa®, Upward®, Salams®, HER®, Archer®, Yuzu®, The League®, and other affinity-based brands, serve communities defined by shared culture, values, or experiences.
Match Group Asia (“MG Asia”)
The focus of the MG Asia brands has primarily been to serve various Asian and Middle Eastern markets.
The following brands are included in MG Asia:
Pairs launched in 2012 and is a leading provider of online dating services in Japan, with a presence in
Taiwan and South Korea. Pairs is a dating platform that was specifically designed to address social barriers generally associated with the use of dating services in Japan.
Azar launched in 2014 and was acquired in 2021. Azar is a one-to-one video chat service that allows users to meet and interact with a variety of people across the globe in their native language. Azar is available in the
Middle East region and has expanded into other international markets including Europe.
On February 22, 2026, Apple removed the Azar app from the Apple App Store, resulting in users being unable to initiate new downloads of Azar from the Apple App Store. In available markets, users can sign up for and continue to access the app through the web or Google Play Store and existing iOS users who had downloaded the app through the App Store prior to the removal can currently continue to access and use the app, including the ability to execute purchases and renewals. For additional information, see “Item 7—
Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management
Overview—Trends affecting our business—MG Asia.”
Our Portfolio Strategy
We believe an effective portfolio strategy
begins with an understanding of the challenges
individuals face when seeking connection today.
Many people experience pressure when meeting
new people. Others encounter noise, as an
abundance of options can feel overwhelming.
Additionally, some experience alienation,
seeking spaces where they feel a sense of
belonging.
To address these challenges, we
introduced a simple framework to articulate
how we position our brands across three
complementary dimensions: Fun, Focus, and
Familiarity. Together, these reflect how we
believe individuals approach connection and
provide different ways to engage depending on
individuals’ needs and preferences.
•Fun emphasizes creating engaging,
lower-pressure ways to meet new

people. Brands oriented toward Fun help reduce the pressure often associated with initiating connection.
•Focus emphasizes intentional experiences that help users navigate connection with greater purpose.
•Familiarity emphasizes belonging, serving communities defined by shared values, culture, or experiences and helping users feel understood and accepted.
Our brands span these dimensions, with some solely speaking to one element and others operating at the intersection of two elements. For example, brands such as Tinder emphasize Fun; Hinge emphasizes Focus; and
our affinity-based brands emphasize Familiarity. Several Evergreen and Emerging brands, including Match,
Meetic, Plenty of Fish, OurTime, and OkCupid, combine elements of these dimensions, reflecting the varied ways individuals seek connection over time.
This framework allows us to focus on how we offer differentiated services that collectively address a broad spectrum of user needs while maintaining clear roles and positioning for individual brands. It also provides a lens for innovation, experimentation, and portfolio evolution as user behaviors, technologies, and external forces change.
Operationally, we strive to empower individual leaders to grow their respective brands. Our brands compete with each other and with third-party businesses on brand characteristics, service features, and business models. However, we also work to apply a centralized discipline and share best practices across our brands in order to quickly introduce new services and features, optimize marketing, increase growth, reduce costs, improve user safety, and maximize profitability – an approach we call “One MG”. Additionally, we centralize certain administrative and operational functions to promote efficiency, consistency, and effective oversight across the portfolio. Our centralized functions include legal, finance, accounting, treasury, tax, human resources, and real estate and facilities. We further support the portfolio by:
•operating shared services across brands, including trust and safety and moderation, certain technology and data platforms, media buying, and regional go-to-market capabilities;
•centralizing select commercial, technical, and operational capabilities where scale, expertise, and common business needs exist;
•developing and deploying talent across the portfolio to build specialized skills and support priority initiatives;
•promoting cross-brand collaboration and knowledge-sharing in areas such as marketing optimization, infrastructure and cloud utilization, recommendation systems, and user engagement; and
•sharing analytics and insights to support consistent measurement, inform decision-making, and improve portfolio-wide performance.
Through this approach and strategy, we believe our portfolio is positioned to serve a wide range of connection needs while operating efficiently and responsibly at scale.
Staying competitive
The industry for social connection apps is competitive and has no single, dominant brand globally. We compete with a number of other companies that provide technologies for people to meet each other, including other online dating platforms; social media platforms and social-discovery apps, such as Facebook and Instagram
(both owned by Meta), Snap, TikTok, X, LinkedIn (owned by Microsoft), Twitch (owned by Amazon), and
YouTube (owned by Alphabet); offline dating services, such as in-person matchmakers; and other traditional means of meeting people.
We believe that our ability to attract new users to our brands as well as retain existing users will depend primarily upon the following factors:
•our ability to adapt to how consumers discover, evaluate, and engage with each other and with social connection apps, particularly among younger generations and in emerging markets and parts of the world where the associated stigma has not yet fully eroded;

•continued growth in internet access and smart phone adoption in certain regions of the world, particularly emerging markets;
•the continued strength, differentiation, and evolution of our well-known brands and the growth of our
Emerging brands;
•the authenticity, breadth, and depth of our active communities of users;
•our brands’ reputations for trust and safety, including investments in technologies that enhance user authenticity across our apps, such as Face Check, a facial verification feature that helps confirm users are real and match their profile photos and was launched in 2025 at Tinder in several markets;
•our ability to evolve existing services and introduce new features that respond to evolving user preferences, social trends, and advances in technology, including the use of artificial intelligence (“AI”);
•our brands’ ability to keep up with the constantly changing regulatory landscape, in particular, as it relates to the regulation of consumer digital media platforms;
•our ability to efficiently acquire new users for our services;
•our ability to continue to optimize our monetization strategies while maintaining positive user experiences;
•the design, functionality, and reliability of our services; and
•macroeconomic and geopolitical conditions.
A large portion of customers use multiple services over a given period of time, either concurrently or sequentially, reflecting the various ways in which users seek connection, making our broad portfolio of brands a competitive advantage.
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
We rely on the Apple App Store and the Google Play Store to distribute and monetize our mobile applications. While our mobile applications are free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold, however purchases of these subscriptions and features are generally processed through the in-app payment systems provided by Apple and Google, notwithstanding the availability of alternative payment options in certain circumstances. We pay Apple and
Google a meaningful share of the revenue we receive from in-app transactions as well as where payments on

Android and iOS devices are processed through alternative payment systems. For additional information, see
“Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management
Overview—Trends affecting our business—In-App Purchase Fees” and “Item 1A–Risk Factors–Risks relating to our business–Distribution and marketing of, and access to, our services rely, in significant part, on a variety of third-party platforms, in particular, mobile app stores. In the past, some of these third parties have limited, prohibited, or otherwise interfered with features or services or changed their policies in material ways that have adversely affected our business, financial condition, and results of operations, and these third parties could do so again in the future.”
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
In addition, the Republic of Korea has adopted legislation that prohibits Apple and Google from requiring that developers exclusively use Apple’s and Google’s respective payment systems to process payments. Korean lawmakers have also clarified that charging excess fees for using alternative payment systems constitutes unfair payment practice. Further, courts and regulators in several jurisdictions, including the U.S., France, India, the
Netherlands, and Australia have found that certain app store practices and policies, such as the requirement that application developers exclusively use their payment systems, violate laws in those jurisdictions. Multiple jurisdictions, including the United Kingdom, Japan, Mexico, Brazil, Indonesia, Chile, India, and Australia, are
investigating, considering regulatory action or considering legislation to restrict or prohibit these practices. The
United States Congress, as well as a number of state legislatures, are also considering legislation that would regulate certain terms of the relationships between developers and Apple and Google and prohibit Apple and
Google from requiring the use of their respective payment systems for in-app purchases.
Cloud and Other Services
We rely on third parties, primarily data centers and cloud-based, hosted web service providers, such as
Amazon Web Services, as well as third party computer systems, service providers, software providers, and broadband and other communications systems, in connection with the provision of our applications generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations, and such third party systems are increasingly complex.
Problems experienced by third-party data centers and cloud-based, hosted web service providers upon which our brands, including Tinder, Hinge, and Pairs, rely, the telecommunications network providers with which we or they contract, or the systems through which telecommunications providers allocate capacity among their customers could also adversely affect us. Any changes in service levels at our data centers or hosted web service providers, or any interruptions, outages or delays in our systems or those of our third-party providers, or deterioration in the performance of such systems, could impair our ability to provide our services or process transactions with our users, which would adversely impact our business, financial condition and results of operations. For additional information, see “Item 1A Risk factors—Risks relating to our business—Our success depends, in part, on the integrity of third-party systems and infrastructure.”
Sales and marketing
All of our brands rely on word-of-mouth recommendations for free user acquisition and also paid user acquisition, both to varying degrees. Our online marketing activities generally consist of purchasing social media advertising, advertising on streaming services, banner, and other display advertising, search engine marketing, email campaigns, video advertising, business development or partnership arrangements, creating content, and partnering with influencers, among other means to promote our services. Our offline marketing activities generally consist of television advertising, out-of-home advertising, and public relations efforts.

Intellectual property
We regard our intellectual property rights, including trademarks, domain names, and other intellectual property, as critical to our success.
For example, we rely heavily upon the use of trademarks (primarily Tinder®, Hinge®, Match™, Plenty Of
Fish®, OkCupid®, Meetic®, Pairs™, Swipe®, Azar®, and BLK®, and associated domain names, taglines and logos) to market our services and applications and build and maintain brand loyalty and recognition. We maintain an ongoing trademark and service mark registration program, pursuant to which we register our brand names, service names, taglines and logos and renew existing trademark and service mark registrations in the United
States and other jurisdictions to the extent we determine it to be necessary or otherwise appropriate and cost-
effective. In addition, we have a trademark and service mark monitoring policy pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as potential unauthorized use of our material trademarks and service marks. Our enforcement of this policy affords us valuable protection under current laws, rules, and regulations. We also reserve, register (to the extent available), and renew existing registrations for domain names that we believe are material to our business.
We also rely upon a combination of in-licensed third-party and proprietary trade secrets, including proprietary algorithms, and upon patented and patent-pending technologies, processes, and features relating to our recommendation process systems or features and services with expiration dates from 2027 to 2043. We have an ongoing invention recognition program pursuant to which we apply for patents to the extent we determine it to be core to our service or businesses or otherwise appropriate and cost-effective.
We rely on a combination of internal and external controls, including applicable laws, rules, and regulations, and contractual restrictions with employees, contractors, customers, suppliers, affiliates, and others, to establish, protect, and otherwise control access to our various intellectual property rights.
Government regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters related to our business, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws and regulations involve matters including, among others, antitrust and competition, broadband internet access, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, biometrics, consumer protection, general safety, sex-
trafficking, taxation, money laundering, accessibility, intellectual property, AI, and securities law compliance. We have and could again in the future be subject to actions based on negligence, regulatory compliance, various torts, and trademark, patent and copyright infringement, among other actions.
Because we receive, store, and use a substantial amount of information received from or generated by our users, we are particularly impacted by laws and regulations governing privacy; the storage, sharing, use, processing, disclosure, transfer, and protection of personal data; and data breaches, in many of the countries in which we operate. For example, in the EU we are subject to the General Data Protection Act (“GDPR”), which applies to companies established in the EU or otherwise providing services or monitoring the behavior of people located in the EU and provides for significant penalties in case of non-compliance as well as a private right of action for individual claimants. GDPR will continue to be interpreted by EU data protection regulators, which have and may in the future require that we make changes to our business practices, and could generate additional costs, risks, and liabilities. See “Item 3 Legal Proceedings—Irish Data Protection Commission Inquiry
Regarding Tinder’s Practices.” The EU is also considering an update to the GDPR, the Privacy and Electronic
Communications (so-called “e-Privacy”) Directive, and its AI Act, which may also require that we make changes to our business practices and could generate additional costs, risks and liabilities. Compliance with the various
EU data transfer requirements, and the resulting interpretations, decisions, and guidelines from EU supervisory authorities, may require changes to our business practices and generate additional costs, risks, and liabilities.
At the same time, many countries in which we do business have already adopted or are also currently considering adopting privacy and data protection laws and regulations. For instance, multiple legislative proposals concerning privacy and the protection of user information have been introduced in the U.S. Congress.
Various U.S. state legislatures are also considering privacy legislation in 2026 and beyond. Some U.S. state legislatures have already passed and enacted privacy legislation, most prominently the California Consumer

Privacy Act of 2018, which came into effect in 2020. Also, the California Privacy Rights Act of 2020 (the “CPRA”)
was enacted, which expanded the state’s consumer privacy laws and created a new government organization, the California Privacy Protection Agency, to enforce the law. The majority of the CPRA’s provisions entered into force on January 1, 2023, with a lookback to January 2022. In addition to California, comprehensive privacy laws have been passed in numerous other U.S. states, which have come into force over the last several years.
Additionally, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by its levying of several large fines against digital companies for privacy violations in recent years. Finally, talks of a U.S. federal privacy law are ongoing in Congress, with multiple proposals being considered, and may lead to the passing of a new law in the coming years. In some cases, privacy and data protection requirements may be in tension with regulatory or public expectations relating to user safety, including efforts to prevent fraud, abuse, or other harmful activity. As a result, our attempts to design, implement, or expand safety-related features or controls may be subject to heightened scrutiny by privacy and data protection regulators, could require careful balancing of competing legal obligations, and may expose us to regulatory inquiries, enforcement actions, or limitations on how such features are deployed.
Concerns about harms, protection of minors, and the use of dating services and other platforms for illegal conduct, such as romance scams, promotion of false or inaccurate information, financial fraud, and sex-
trafficking, have produced and could continue to produce future legislation or other governmental action. For example, the EU’s Digital Services Act (the “DSA”), which went into effect in 2024, imposes additional requirements on technology companies around moderation, transparency, and the overall safety of their platforms. A number of jurisdictions, including India and the U.S. State of Colorado, have also instituted or are considering transparency and data disclosure obligations similar to those provided in the DSA. In addition, the
UK’s Online Safety Act imposes broad and similar requirements to those provided in the DSA. Of note, this law places new requirements on social media companies, including online dating companies, to protect children from being exposed to inappropriate material. Most of the provisions of this law went into effect in 2025.
Further, while we do not deliberately offer any of our services to minors, we are subject to an increasing number of age assurance requirements in various jurisdictions. For example, under the UK’s Online Safety Act, we are required to demonstrate that our age assurance measures are “highly effective” at preventing access by underage users, including through the use of automated facial age estimation techniques. Similar provisions apply to our services under the Australian Social Media Minimum Age Act.
In the United States, government authorities, elected officials, and political candidates have called for amendments to Section 230 of the Communications Decency Act (the “CDA”) that aim to limit or remove protections afforded to technology companies. Additionally, there are multiple ongoing legal challenges to the
CDA in U.S. federal courts, which could further alter its scope and applicability. If these legislative or judicial efforts succeed in weakening the protections afforded by the CDA, we may be required to make changes to our services that could restrict or impose additional costs upon the conduct of our business generally or otherwise expose us to additional liability. Any weakening of the CDA could also result in increased litigation costs, as well as a potentially increased chance of liability. See “Item 1A Risk factors—Risks relating to our business—
Inappropriate actions by certain of our users could be attributed to us or may not be adequately prevented by us and consequently damage our brands’ reputations, which in turn could adversely affect our business.”
Our global businesses are subject to a variety of complex and continuously evolving income and other tax frameworks. For example, sweeping international tax reform known as Pillar Two has gone into effect in certain jurisdictions starting in 2024. The work is being undertaken by the Organization for Economic Cooperation and
Development’s (“OECD”) Inclusive Framework and organized by the OECD’s Centre for Tax Policy and
Administration. Pillar Two establishes a global minimum corporate tax rate of 15 percent for multinational enterprises with €750 million or more in annual revenue. Multinational enterprises will need to conform to the various rules in every Pillar Two country in which they operate. The Company has analyzed the impact of enacted legislation and determined it does not have a material impact to the income tax provision. The Company will continue to monitor future developments, including the recently introduced side-by-side safe harbor, which would exclude U.S. parented multinational enterprises from the scope of certain Pillar Two taxes.
As a provider of subscription services, we are also subject to laws and regulations in certain U.S. states and other countries that apply to our automatically-renewing subscription payment models. For example, the EU’s
Payment Services Directive (PSD2), which became effective in 2018, has impacted our ability to process auto-
renewal payments and offer promotional or differentiated pricing for users in the EU. Also, Germany and France have imposed additional obligations on providers of subscription services regarding the automatic renewal and cancellation of online subscriptions. Similar legislation or regulation, or changes to existing laws or regulations governing subscription payments, have been adopted in New York and California, or are being considered in many other U.S. states and in the UK. For example, New York’s law requires disclosures related to when algorithms are used to set prices.
The EU, the U.S. Federal government, and many U.S. states are considering, or have already enacted, orders, legislation or regulations that would impact the use of AI by companies. For example, several states, including Colorado, California, and Utah, have already passed laws prescribing how AI can be used or what permissions must be granted before it can be used, and several more states are considering similar legislation. In addition, the Federal Trade Commission has a compulsory process in nonpublic investigations involving products and services that use or claim to be produced using generative AI or claim to detect its use. Further, the EU is enacting legislation aimed at updating liability rules, providing for specific liability related to AI or extending product liability to software and digital services. As we seek to further integrate AI technologies into our services, compliance with existing, new, and changing laws, regulations, and industry standards relating to AI may limit some uses of AI and may impose significant operational costs.
Finally, certain U.S. states and certain countries in the Middle East and Asia have laws that specifically govern dating services. At the same time, a number of U.S. states, the U.S. Congress, and some other countries such as Brazil are considering legislation that would directly regulate online dating services.
Human capital
Our people are critical to Match Group’s continued success, and we work hard to attract, retain and motivate qualified talent. As of December 31, 2025, we had approximately 2,200 full-time employees and 9 part-
time employees, which represents an approximate 12% year-over-year decrease in employee headcount. The decrease in headcount was largely due to the launch in 2025 of an enterprise-wide initiative to further leverage our portfolio approach and decrease operating costs by, among other things, reducing headcount, management layers, and duplication of certain functions across the Company. In 2026, we plan to focus recruiting on critical technical functions, such as software and product, while continuing to hire specialized talent to support our innovation and AI initiatives.
As of December 31, 2025, approximately 64%, 21%, 13%, and 2% of our employees reside in the North
America, Asia-Pacific, EMEA, and Latin America regions, respectively, spanning 17 countries and reflecting various cultures, backgrounds, ages, sexes, sexual orientations, and ethnicities. Our global workforce is highly educated, with the majority of our employees working in engineering or technical roles that are central to the technological and service innovations that drive our business. Competition for software engineers and other technical staff has historically been intense, and we expect will remain so for the foreseeable future as we continue to recruit in the most competitive markets.
We have four business units supported by a central team. These four business units consist of Tinder,
Hinge, Evergreen & Emerging, and Match Group Asia. The employee distributions in each business unit are 21%,
15%, 22%, and 20%, respectively, leaving 22% to support in a centralized capacity. These distributions generally align with the size and complexity of each business unit.
Our compensation and benefits programs are designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals, and create long-term value for our stockholders. In addition to salaries, these programs (which vary by country/
region) include annual bonuses, stock-based awards, an employee stock purchase plan, retirement benefits, healthcare and insurance benefits, paid time off, family leave, flexible work schedules, mental health and wellness programs, and employee assistance programs. We are committed to providing competitive and equitable pay. We base our compensation on market data and conduct evaluations of our compensation practices at all levels on a regular basis to determine the competitiveness and fairness of our packages.
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
We believe that our approach to talent has been instrumental in our growth and has made Match Group a desirable destination for current and future employees.
Additional information
Company website and public filings. Investors and others should note that we announce material financial and operational information to our investors using our investor relations website at https://ir.mtch.com, our newsroom website at https://mtch.com/news, Tinder’s newsroom website at www.tinderpressroom.com,
Hinge’s newsroom website at https://hinge.co/press, U.S. Securities and Exchange Commission (“SEC”) filings, press releases, and public conference calls. We use these channels as well as social media to communicate with our users and the public about our company, our services, and other issues. It is possible that the information we post on social media could be deemed to be material information. Accordingly, investors, the media, and others interested in our company should monitor the websites listed above and the social media channels listed on our investor relations website in addition to following our SEC filings, press releases, and public conference calls.
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

Item 1A.  Risk Factors
Risk Factor Summary
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, and results of operations. These risks are discussed more fully below and include, but are not limited to:
Risk relating to our business
•If we fail to retain existing users or add new users, or if our users do not convert to paying users, our revenue, financial results, and business may be significantly harmed.
•The industry for social connection apps is competitive, with low switching costs and a consistent stream of new services and entrants, and innovation by our competitors may disrupt our business.
•Our restructuring and reorganization activities may be disruptive to our operations and harm our business, and the investments we make in our business with the savings from such activities may not achieve the intended results.
•Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts.
•Distribution and marketing of, and access to, our services rely, in significant part, on a variety of third-
party platforms, in particular, mobile app stores.
•Inappropriate actions by certain of our users could be attributed to us or may not be adequately prevented by us and consequently damage our brands’ reputations.
•Dependence on our key personnel.
•Our operations are subject to volatile global economic conditions, particularly those that adversely impact consumer confidence and spending behavior.
•We have experienced, and in the future may again experience, operational and financial risks in connection with acquisitions.
•We have incurred impairment charges related to our intangible assets in the past and may incur further impairment charges related to our goodwill and other intangible assets in the future.
•We operate in various international markets, including certain markets in which we have limited experience, and some of our brands continue to seek to increase their international scope.
•Foreign currency exchange rate fluctuations have adversely affected and may in the future adversely affect our results of operations.
•Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may adversely affect our business, results of operations, and reputation.
•The limited operating history of our newer brands and services makes it difficult to evaluate our current business and future prospects.
•Climate change may have a long-term impact on our business.
Risks relating to systems and infrastructures, data, security, privacy, and the use of AI
•Our success depends, in part, on the integrity of our systems and infrastructures and on our ability to enhance, expand, and adapt these systems and infrastructures in a timely and cost-effective manner.
•Our success depends, in part, on the integrity of third-party systems and infrastructure.
•We may not be able to protect our systems and infrastructure from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.

•The success of our services will depend, in part, on our ability to access, collect, and use personal data about our users and subscribers.
•Breaches or unauthorized access of personal and confidential or sensitive user information that we maintain and store.
•Challenges with properly managing the use of AI.
•Risks related to credit card payments, including data security breaches and fraud that we or third parties experience.
•Risks related to our use of “open source” software.
Risks relating to legal and regulatory compliance
•Our business is subject to complex and evolving U.S., foreign, and international laws and regulations, including with respect to data privacy, platform liability, and AI.
•We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
•Adverse outcomes in litigation to which we are subject.
•Risks related to our taxation in multiple jurisdictions.
Risks relating to our indebtedness
•Our indebtedness may affect our ability to operate our business, and we and our subsidiaries may incur additional indebtedness, including secured indebtedness.
•We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
•Exchange of our outstanding exchangeable notes may dilute the ownership interests of existing stockholders or may otherwise depress the price of our common stock.
Risks relating to ownership of our common stock
•Stockholders may experience dilution due to the issuance of additional securities in the future.
•We cannot guarantee that our share repurchase programs will be fully consummated or enhance long-
term stockholder value, and the price of our stock is subject to volatility.
•There can be no assurance that we will continue to declare cash dividends.
•Provisions in our certificate of incorporation and bylaws or Delaware law may discourage, delay, or prevent a change of control of our company or changes in our management.
Risks relating to our business
If we fail to retain existing users or add new users, or if our users do not convert to paying users, our revenue, financial results, and business may be significantly harmed.
The size of our user base is critical to our success. Most of our brands monetize via a freemium model where the use of the service is free and a subset of the users pay for subscriptions or in-app purchases to access premium features. Our financial performance has thus been and will continue to be significantly determined by our success in adding and retaining users of our services and converting users into paying subscribers or in-app purchasers. We expect the size of our user base to fluctuate or decline periodically in various markets, including markets where we have achieved higher penetration rates. Furthermore, the size of our user base is also influenced by other factors, including competitive products and services, regional cultural preferences, and global and regional business, macroeconomic, and geopolitical conditions.
If people do not perceive our services to be useful or trustworthy or if people question the engagement level of our user base, we may be unable to attract or retain users. In recent years, demand for online dating services has softened among younger generations, particularly among women in those generations, reflecting evolving preferences, shifting social behaviors, and changing expectations regarding digital interactions. As a result, we have begun to further leverage our existing capabilities as well as advances in technologies like AI to improve our existing services or introduce new features designed to better meet user expectations and to expand our penetration of what continues to be a large available new user market. In addition, we have recently undertaken several initiatives to strengthen the ecosystem of our Tinder service and combat declines in the number of Tinder users that occurred in recent years, including removing accounts that are not used for dating purposes and requiring further verification of the authenticity of certain user profiles, each of which has had, and may continue to have, a negative impact on the number of Tinder users. Further, in 2025, we shifted our overall portfolio strategy to place greater emphasis on improving user outcomes, particularly for women, with the goal of driving long-term revenue growth. This strategy includes introducing new features and experiences that we believe will improve user outcomes, some of which have in the past and in the future may again drive short-term decreases in both revenue and user numbers. Although we believe these actions, including the further implementation of technologies like AI, will ultimately enhance the health of our platforms and drive sustainable growth, including through an increase in the size of our user base, there can be no assurance that these initiatives will achieve their intended objectives or that any short-term declines in users or revenue will be offset over time.
Declines in the number of Tinder users have adversely affected our revenue and financial results in recent years and, in some cases, have rendered our services less attractive to both existing and potential users. Declines in the number of users for our Evergreen brands have also adversely affected our revenue and financial results in recent years and, in some cases, have rendered those services less attractive to both existing and potential users. Further, certain of our Emerging brands are re-focusing their business model on intentioned daters, which may have a negative impact on the number of users and revenue at those brands. If we are unable to maintain or increase the size of our user base in the future, our revenue and other financial results may be further adversely affected, including as a result of further rendering our services less attractive to both existing and potential users.
In addition, on February 22, 2026, Apple removed our Azar app from the Apple App Store following a
February 6, 2026 update to Apple’s App Review Guidelines, meaning the app is no longer available for download from the Apple App Store. While we continue to evaluate potential modifications to Azar in order to potentially gain reinstatement to the Apple App Store, there can be no assurance that any efforts to apply for reinstatement will be successful. If we are not successful in having the Azar app reinstated to the Apple App Store, we expect there would be a decrease in the size of our user base over time, but we are uncertain how quickly this decrease would occur and to what extent we will be able to offset this decrease with increases of users from other sources, such as on Android or the desktop and mobile web versions of Azar. Further, the size of Azar’s user base may be adversely affected by the timing of our ability, if any, to gain reinstatement of Azar to the Apple App
Store and the usefulness to users of any future version of the app that is able to gain reinstatement to the Apple
App Store, if at all. Any of these impacts from the removal of the Azar app from the Apple App Store could have an adverse effect on our business, financial condition, and results of operations.
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
In addition, within the industry for social connection apps generally, costs for consumers to switch between services are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple services at the same time. As a result, new services, entrants, and business models are likely to continue to emerge. It is possible that a new service could gain rapid scale at the expense of existing brands through harnessing a new technology, such as generative AI, or a new or existing distribution channel, creating a new or different approach to connecting people, introducing a new business model, or some other means. We may need to respond by introducing new services or features, which we may not do successfully. If we do not sufficiently innovate to provide new services, or improve upon existing services, each in ways that our users or prospective users find appealing, we may be unable to continue to attract new users or continue to appeal to existing users in a sufficient manner.
Potential competitors also include larger companies, such as social media companies and operators of mobile operating systems and app stores, that could devote greater resources to the promotion or marketing of their services, take advantage of acquisition or other opportunities more readily, or develop and expand their services more quickly than we do. For example, Facebook offers a dating feature on its platform, which has grown dramatically in size supported by Facebook’s massive worldwide user footprint. These social media and mobile platform competitors could use strong or dominant positions in one or more markets, coupled with ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us, including by offering different features or services that users may prefer or offering their services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.
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
operations.
Our restructuring and reorganization activities may be disruptive to our operations and harm our business, and the investments we make in our business with the savings from such activities may not achieve the intended results.
Over the past few years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies and reprioritize investments, and accelerate our business growth and product development initiatives. From 2023 to 2025, we consolidated some of our legacy brands’ platforms and, in 2025, we launched an enterprise-wide initiative to further leverage our portfolio approach and decrease operating costs by, among other things, reducing headcount and duplication of certain functions across the Company and sharing more operational infrastructure across brands. We may take similar steps in the future, including further reductions in headcount, as we seek to realize operating synergies, optimize our operations to achieve our financial objectives, respond to market forces, or better reflect changes in the strategic direction of our business, including as a result of apps or services that we discontinue.
Disruptions in operations may occur as a result of taking these actions, such as decreased productivity due to employee distraction, declines in employee morale, and unanticipated employee turnover, and could adversely affect our operating results. There can also be no assurance that these efforts, including efforts to reduce operating costs will be successful.
We have made, and plan to continue to make, substantial investments with the savings from our restructuring and reorganization activities in order to launch new features and services, increase marketing efforts, and expand into new geographic markets. If we do not invest these savings efficiently or effectively, or if these investments do not produce the intended results, we may not realize the expected benefits of our strategy. Further, our development efforts with respect to new services and features could distract management from current operations and divert capital and other resources from our more established offerings. Although we believe these investments will improve our financial results over the long term, they may negatively impact our short-term financial results, which may be inconsistent with the short-term expectations of our stockholders.
Moreover, there can be no assurance that consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses associated with these new investments. It is also possible that offerings developed by others will render any new services or features noncompetitive or obsolete.
If we do not realize the expected benefits of these investments, our business, financial condition, and results of operations may be harmed.
Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in those efforts could adversely affect our business, financial condition, and results of operations.
Attracting and retaining users for our services involve considerable expenditures for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to attract and retain users and sustain our growth. We have also often increased marketing spending to support new feature or service launches or when smaller brands enter new geographic markets.
Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate more via text messaging, messaging apps, and other virtual means, to continue to reach potential users and grow our businesses, we must continue to identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile, social media, and online video platforms.
Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Additionally, changes by large tech platforms, such as Apple and Google, to advertisers’ ability to access and use unique advertising identifiers, cookies, and other information to acquire potential users, such as Apple’s rules regarding the collection and use of identifiers for advertising (“IDFA”), have adversely impacted, and may continue to adversely impact, our advertising efforts. There can be no assurance that we will be able to continue to appropriately manage our marketing efforts in response to these and other trends in the advertising industry.
Any failure to do so could adversely affect our business, financial condition, and results of operations.
Distribution and marketing of, and access to, our services rely, in significant part, on a variety of third-party platforms, in particular, mobile app stores. In the past, some of these third parties have limited, prohibited or otherwise interfered with features or services or changed their policies in material ways that have adversely affected our business, financial condition, and results of operations, and these third parties could do so again in the future.
We market and distribute our services through a variety of third-party distribution channels, including
Instagram and Facebook, which has rolled out its own dating service. Our ability to market our brands on any given property or channel is subject to the policies and practices of the relevant third party. Certain platforms and channels have, from time to time, limited or prohibited advertisements for our services for a variety of reasons, including poor behavior by other industry participants. Further, certain platforms on which we market our brands may not properly monitor or ensure the quality of content located adjacent to or near our advertisements on such platforms, which may have a negative effect on consumers’ perceptions of our own brands due to association with such content, which content our users may deem inappropriate. If this were to happen with a significant marketing channel and/or for a significant period of time, or if we were limited or prohibited from using certain marketing channels in the future, our business, financial condition, and results of operations could be adversely affected.
Additionally, our mobile applications are almost exclusively accessed through the Apple App Store and
Google Play Store. Both Apple and Google believe they have broad discretion to unilaterally change, and from time to time have changed, their policies regarding their mobile operating systems and app stores in ways that may limit, eliminate, or otherwise interfere with our ability to distribute or market our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of them do so, our business, financial condition, and results of operations have in the past been, and could again in the future be, adversely affected. For example, on February 22, 2026, Apple removed our Azar app from the Apple App Store following a February 6, 2026 unilateral update to Apple’s App Review Guidelines, making the app no longer available for download from the Apple App Store. While we plan to evaluate potential modifications to Azar in order to gain reinstatement to the Apple App Store, the outcome of our efforts to apply for reinstatement will depend, in part, on decisions by Apple over which they believe they have broad discretion, including how they interpret their own guidelines and the potential for further unilateral changes to those guidelines by Apple.
There can be no assurance that any efforts to apply for reinstatement will be successful.
Further, we are generally required to share with Apple and Google a portion of the revenue we receive from purchases of subscriptions and á la carte features offered through our mobile applications. These costs are expected to remain a significant operating expense for the foreseeable future. If the amount these platform providers charge increases, it could have a material impact on our results of operations. In particular, our partnership with Google entered into in 2024 is set to expire in the first quarter of 2027. If Google does not reduce its standard in-app purchase fees, whether voluntarily or involuntarily, before that partnership expires, we expect that the fees paid to Google for transactions processed either through their in-app payment system or through alternative payment options on Android, will increase. Apple and Google may also change their fee structures or add fees associated with access to and use of their operating systems, which could have an adverse impact on our business. There has been litigation, as well as governmental inquiries over app store fees, and
Apple or Google could modify their platforms in response to such litigation and inquiries in a manner that may harm us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Management Overview—Trends affecting our business—In-App Purchase Fees” below for additional information.
Apple and Google are also known to retaliate against application developers who publicly or privately challenge their app store rules and policies, and such retaliation has and could adversely affect our business, financial condition, and results of operations.
Inappropriate actions by certain of our users could be attributed to us or may not be adequately prevented by us and consequently damage our brands’ reputations, which in turn could adversely affect our business.
Users of our services have been, and may in the future be, physically, financially, emotionally, or otherwise harmed by other individuals that such users met or may meet through the use of one of our services. When one or more of our users suffers or alleges to have suffered any such harm, or where similar events affecting users of our competitors’ services occur, we have in the past, and could in the future, experience negative publicity, including regarding our industry generally, or legal action that could damage our reputation and our brands. For example, we are currently defending lawsuits in Colorado and Texas brought by multiple plaintiffs alleging harm by other users they met through our services.
In addition, the reputations of our brands have been, and may in the future be, adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate, untrue, or unlawful, especially if such hostile, offensive, or inappropriate use is well-publicized. Furthermore, like with many Internet platforms, users have in the past and may in the future use our services for illegal or harmful purposes rather than for their intended purposes, such as romance scams, promotion of false or inaccurate information, financial fraud, trafficking, and recruitment to terrorist groups. Our systems and processes that monitor and review the appropriateness of the content accessible through our services have at times failed, and may again in the future fail, to detect instances of inappropriate use of our services, and our users have in the past, and could in the future, engage in activities that violate our policies prohibiting illegal, offensive and inappropriate use of our services. Such bad actors may also use emerging technologies, such as AI, to engage in such activities, which would make it more difficult for us and other users to detect and prevent such negative behavior. Additionally, we cannot control how our users engage if and when they meet in person after connecting on our services. We may also fail to respond expeditiously or appropriately to objectionable practices by users, or to otherwise address user concerns, which could erode confidence in our brands. Furthermore, to the extent that our users or any potential users do not feel safe using our services, our reputation has been and could be further negatively affected, which may in turn materially adversely affect our business, financial condition and results of operations.
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across Match Group and its various businesses is intense, particularly in the case of senior leadership and technology roles, and our continued ability to compete effectively depends, in part, upon our ability to attract new employees and retain current employees. Periods of intense competition for talent in particular fields can lead to increased costs as we seek to offer competitive compensation to recruit and retain highly skilled employees. In addition to intense competition for talent, workforce dynamics are constantly evolving, such as recent broad shifts to hybrid work models. In addition, changes we make to our current and future work environments or benefits policies may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies’
policies, which could negatively impact our ability to hire and retain qualified personnel. If we do not manage changing workforce dynamics effectively, it could materially adversely affect our culture, reputation, and operational flexibility. Further, evolving state and federal laws, rules and regulations regarding immigration or that are intended to limit or curtail the enforceability of non-competition, employee non-solicitation,

confidentiality and similar restrictive covenant clauses could make it more difficult to hire or retain qualified personnel.
Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In particular, declines in our stock price, or lower stock price performance relative to competitors for talent, have reduced the retentive value of our stock-based awards, which can impact the competitiveness of our compensation. Further, in the past we have had, and may continue to have for the foreseeable future, significant amounts of stock-based compensation expense, which adversely affects our results of operations, due to the competitive market for executive and technical talent, which includes competitors that are much larger than us. This competition, combined with lower stock price performance relative to competitors, results in increased costs in the form of cash and stock-based compensation, which has in the past, and may continue to have in the future, a dilutive impact on our existing stockholders.
Effective succession planning is also important to our future success. At times we have experienced significant changes to our senior leadership team. For example, we appointed a new Chief Executive Officer and a new Chief Financial Officer in February and March 2025, respectively. Those changes and any future significant leadership changes or senior management transitions involve inherent risk. If we fail to ensure the effective transfer of senior management or other institutional knowledge as well as smooth transitions involving senior management and the effect of those transitions on our employee population and associated employee culture and morale more generally, our ability to execute short and long term strategic, financial, and operating goals, as well as our business, financial condition, and results of operations generally, could be adversely affected.
Our operations are subject to volatile global economic conditions, particularly those that adversely impact consumer confidence and spending behavior.
Adverse macroeconomic conditions, including lower consumer confidence, changes to fiscal and monetary policy, the availability and cost of credit, and weakness in the economies in which we and our users are located, have adversely affected and may in the future adversely affect our business, financial condition, and results of operations. In recent years, the United States, Europe and other key global markets have experienced historically high levels of inflation, which have impacted, among other things, employee compensation expenses. If inflation rates rise again or continue to remain historically high or further increase in those locations where inflation rates remain elevated, it will likely affect our expenses, and may reduce consumer discretionary spending, which could affect the buying power of our users and lead to a reduced demand for our services, particularly for à la carte features or at brands that serve consumers with less discretionary income. Other events and trends that could result in decreased levels of consumer confidence and discretionary spending include a general economic downturn, recessionary concerns, high unemployment levels, and increased interest rates, as well as any sudden disruption in business conditions. Additionally, geopolitical developments, such as wars in Ukraine and the
Middle East, tensions with China, trade wars, changes to immigration policies, climate change, global health pandemics, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.
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

Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions and the anticipated benefits of one or more of our acquisitions may not be realized. For example, on
February 22, 2026, Apple removed our Azar app, which was acquired in 2021, from the Apple App Store. For additional information, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results
of Operations—Management Overview—Trends affecting our business—MG Asia.” In addition, such acquisitions can result in material diversion of management’s attention or other resources from our existing businesses. The occurrence of any of these events could have an adverse effect on our business, financial condition, and results of operations.
We have incurred impairment charges related to our intangible assets in the past and may incur further impairment charges related to our goodwill and other intangible assets in the future, which would adversely affect our financial condition and results of operations.
We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangible assets. We assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if an event occurs or there is a change in circumstances that indicates the carrying value may not be recoverable, including, but not limited to, a decline in our stock price and market capitalization, reduced future cash flow estimates, or slower growth rates in our industry. In the past we have recorded significant charges in our consolidated financial statements related to impairment of intangible assets, and may again in the future be required to record similar charges during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, as a result of Apple’s removal of Azar from the Apple App Store, we may in the future need to record a charge related to impairment of intangible assets or goodwill. For additional information regarding Azar, see “Item 7—Management’s Discussion and Analysis of Financial Condition and
Results of Operations—Management Overview—Trends affecting our business—MG Asia” and “Note 16—
Subsequent Events” to the consolidated financial statements included in “Part II, Item 8—Consolidated Financial
Statements and Supplementary Data.” For further information regarding goodwill and intangible assets generally, see “Note 4—Goodwill and Intangible Assets” to the consolidated financial statements included in
“Part II, Item 8—Consolidated Financial Statements and Supplementary Data.”
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
•difficulties in staffing and managing international operations, including as a result of differing laws relating to employee benefits and management;
•differing levels of social and technological acceptance of our services or lack of acceptance of them generally;
•actions by governments or others to restrict access to our services or censor content on our services, such as how Saudi Arabia and Turkey blocked or throttled access to Azar in recent years, whether these actions are taken for political reasons, in response to decisions we make regarding governmental requests or content generated by people on our services, or otherwise;
•differing and potentially adverse tax laws;
•compliance challenges due to different laws and regulatory environments, particularly in the case of privacy, data security, data sovereignty, AI, intermediary or platform liability, age assurance and minor protection, content moderation, and consumer protection;
•competitive environments that favor local businesses or local knowledge of such environments;
•limitations on the level of intellectual property protection or our ability to enforce our rights; and
•trade sanctions, political unrest, terrorism, war, and epidemics, or the threat of any of these events.

The occurrence of any or all of the events described above have in the past and could again in the future adversely affect our international operations, which could in turn adversely affect our business, financial condition, and results of operations.
Foreign currency exchange rate fluctuations have adversely affected and may in the future adversely affect our results of operations.
We operate in various international markets, including jurisdictions within the EU and Asia. During periods of a strengthening U.S. dollar, our international revenues have been and will be reduced when translated into
U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and will also result in foreign currency exchange gains and losses. For additional information, see “Item 7
—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial
Measures—Effects of Changes in Foreign Exchange Rates on Revenue,” and “Item 7A—Quantitative and
Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”
Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may adversely affect our business, results of operations, and reputation.
We regularly review metrics, including our Payers, Revenue Per Payer, and Monthly Active User (“MAU”)
metrics, to evaluate growth trends, measure our performance, and make strategic decisions. We may also seek to introduce new metrics from time to time to further evaluate the success of our growth strategies. These metrics are calculated using internal company data and have not been validated by an independent third party.
While these metrics are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. Further, we have in the past implemented, and may from time to time in the future implement, new methodologies for calculating these metrics, which may result in the metrics changing or decreasing from prior periods or not being comparable to prior periods. Our metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.
Moreover, when we make an acquisition, the methodologies that were historically used by the acquired company to calculate certain metrics may be different from our methodologies in calculating similar metrics, and it may take time to align the methodologies. Conversely, we may face difficulties in calculating these metrics over time in the event we determine to cease developing and/or offering a service.
Our MAU metric may also be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on our platforms, including false, spam and malicious automation accounts in existence on our platforms. We make efforts to regularly deactivate false, spam and malicious automation accounts that violate our terms of service, and exclude these users from the calculation of MAU; however, we will not succeed in identifying and removing all false, spam and malicious accounts from our platforms. We are continually seeking to improve our ability to estimate the total number of false, spam or malicious accounts, and we intend to continue to make such improvements, but there is no guarantee as to the accuracy of these estimates. In addition, users are not prohibited from having accounts on more than one of our services, and we treat multiple accounts held by a single person as multiple users for purposes of calculating Payers and MAU.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. If stockholders do not perceive our metrics to be accurate representations of our user base, or if we discover material inaccuracies in our metrics, our business, results of operations and reputation may be adversely affected.
The limited operating history of our newer brands and services makes it difficult to evaluate our current business and future prospects.
We seek to tailor each of our brands and services to meet the preferences of specific geographies, demographics, and other communities of users. Building a given brand or service is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. In addition, the historical growth rates of newer brands and services may not be an indication of future growth rates for such brands or similar brands. As a result, we have encountered, and may continue to encounter, risks and difficulties as we build and expand our newer brands and services. The failure to successfully scale these brands and services and address these risks and difficulties could adversely affect our business, financial condition, and
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
Risks relating to systems and infrastructures, data, security, privacy, and the use of AI
Our success depends, in part, on the integrity of our systems and infrastructures and on our ability to enhance, expand, and adapt these systems and infrastructures in a timely and cost-effective manner.
To succeed, our systems and infrastructures must perform well on a consistent basis. We have experienced and may from time to time experience system interruptions that make some or all of our systems or data unavailable and prevent our services from functioning properly for our users. Any such interruption could arise for any number of reasons, including as a result of our recent consolidation of some of our legacy brands’
platforms, which may create a single point of failure in which a failure in a single platform could cause an interruption to multiple services at the same time, or as a result of actions by government agencies. Further, our systems and infrastructures are vulnerable to damage from cyberattacks, fire, power loss, telecommunications failures, computer viruses, software bugs, acts of God, and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant, disaster recovery planning is not sufficient for all eventualities, and our property and business interruption insurance coverage may not be adequate to fully compensate us for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our platforms, tarnish our brands’ reputations, and decrease demand for our services, any or all of which could
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
In addition, from time to time we have and may continue to, augment and enhance, or transition to other, enterprise resource planning, human resources, financial, or other systems. Such actions may cause us to experience difficulties in managing our systems and processes, which could disrupt our operations, the management of our finances, and the reporting of our financial results, which, in turn, may result in our inability to manage the growth of our business and to accurately forecast and report our results, each of which could adversely affect our business, financial condition, and results of operations.
Our success depends, in part, on the integrity of third-party systems and infrastructure.
We rely on third parties, primarily data center and cloud-based, hosted web service providers, such as
Amazon Web Services, as well as third party computer systems, service providers, software providers, and broadband and other communications systems, in connection with the provision of our services generally, as well as to facilitate and process certain transactions with our users, including to operate facial or liveness verification features at many of our brands. We have limited control over these third parties and their operations, and such third party systems are increasingly complex. Further, we have experienced outages by our service providers in the past, and expect to experience more outages in the future. As AI adoption increases, we are also seeing many existing service providers incorporate AI into their existing services via the rollout of new features, which may not have adequate AI governance processes or controls. Further, many AI service providers have limited operating histories and therefore often have unsophisticated systems and governance processes and are at increased risk of failure. Any (i) changes in service levels at our data centers or hosted web service providers, (ii) interruptions, outages, or delays in our systems or those of our third party providers, (iii)
deterioration in the performance of these systems, (iv) cyber or similar attacks on these systems, (v)
discontinuation of services, for example from a software provider, for which there is no readily available alternative or (v) need to migrate our business to different third-party data centers or hosted web service providers as a result of any such problems, could impair our ability to provide our services or process transactions with our users, which would adversely impact our business, financial condition, and results of operations. For additional information, see “Item 1—Business—Dependencies on services provided by others—
Cloud and Other Services.”
We may not be able to protect our systems and infrastructure from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.
We are regularly under attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks. Such attacks are becoming increasingly sophisticated, and some actors are using AI technology to launch more automated, targeted and coordinated attacks. Increasing use of agentic AI systems by both users and malicious actors also poses increasing threats, including as a result of poorly coded or programmed systems. While we have invested, and continue to invest, in the protection of our systems and infrastructure, in related personnel and training, and in employing a data minimization strategy, where appropriate, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring.
We have experienced cybersecurity incidents in the past, including incidents arising from both external threats and the error or intentional misconduct of employees, contractors or other third-party service providers.
For example, in January 2026, a threat group attacked our corporate network utilizing social engineering tactics to gain limited unauthorized access to certain internal corporate tools and limited user data. Although we do not believe such incidents have had a material adverse effect on our business or operating results to date, there can be no assurance that future incidents will not be material, whether individually or in the aggregate. Certain aspects of effective cybersecurity depend on our employees, contractors and/or other third-party service providers safeguarding our sensitive information and adhering to our security policies and access control mechanisms, and failures in these areas may expose us to increased risk.
It also may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It is possible that threat actors may gain undetected access to other networks and systems after establishing a foothold on an internal system. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems. In addition, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full and reliable information about an incident.
Cyber incidents affecting us or third-party service providers that provide services to us, host our systems, or process data on our behalf, as well as incidents affecting third parties that do not directly involve us but result in compromised user credentials or data reused across multiple online services, could disrupt our operations, damage our brand and reputation, subject us to regulatory investigations, enforcement actions, litigation, fines, or other liabilities, and reduce user trust in online services generally, including our services. Any of these events could have an adverse effect on our business, financial condition, and results of operations.

The success of our services will depend, in part, on our ability to access, collect, and use personal data about our users and subscribers.
We rely on the Apple App Store and Google Play Store to distribute and, to a lesser extent, monetize our mobile applications. Our users and subscribers engage with these platforms directly and may be required to use their payment systems for various transactions. As a result, to the extent subscribers use these platforms’
payment systems, the platforms receive and do not share with us key user data that we would otherwise receive if we transacted with our users and subscribers directly. If these platforms continue to or increasingly limit, eliminate, or otherwise interfere with our ability to access, collect, and use key user data, our ability to identify and communicate with a meaningful portion of our user and subscriber bases and provide services to help keep our users safe may be adversely impacted. If so, our customer relationship management efforts, our ability to reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts, the rates we are able to charge advertisers seeking to reach users and subscribers on our various properties, our ability to comply with applicable law, and our ability to identify and exclude users and subscribers whose access would violate applicable terms and conditions, including underage individuals and bad actors, may be negatively impacted, and our business, financial condition, and results of operations could be adversely affected.
If the security of personal and confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event and our reputation could be harmed.
We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including, without limitation, credit card information, biometric information, location data, and user-to-user communications. We also enable our users to share their personal information with each other. In some cases, we engage third party service providers to store or process this information. We continuously develop and maintain systems to protect the security, integrity, and confidentiality of this information, but we have experienced past incidents and cannot guarantee that inadvertent or unauthorized use or disclosure will not occur in the future or that third parties will not gain unauthorized access to, or will not use for unauthorized purposes, this information despite our efforts. For example, in January 2026, a threat group attacked our corporate network utilizing social engineering tactics to gain limited unauthorized access to certain internal corporate tools and limited user data. When such events occur, we may not be able to remedy them, and we may be required by an increasing number of laws to notify regulators and individuals whose personal information was processed, used, or disclosed without authorization. We may also be subject to claims against us, including government enforcement actions, fines, and litigation, and have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of security (or the security of our service providers) occur, the perception of the effectiveness of our security measures, the security measures of our service providers, and our reputation may be harmed, we may lose current and potential users, and our various brands’ reputations and competitive positions may be tarnished, any or all of which might adversely affect our business, financial condition, and results of operations.
Challenges with properly managing the use of AI could result in reputational harm, competitive harm, and legal liability.
We currently incorporate AI technologies into certain of our services and are working to further integrate generative AI technologies into our services, which integrations may become important to our operations over time. For example, we have announced the launch of several AI-powered features or experiences, such as enhanced recommendation systems, a new interactive matching feature on Tinder, and personalized prompts for first messages on Hinge. Our competitors or other third parties may incorporate generative AI technologies into their services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, AI algorithms and training methodologies may be flawed, and datasets may be overbroad, insufficient, contain inaccurate or biased information, or infringe third-party rights. If the content or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, misleading, offensive, biased, infringing, unauthorized, or otherwise improper or harmful, we may face reputational consequences or legal liability, and our business, financial condition, and results of operations may be adversely affected. Further, the use of AI has been known to result in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of AI-

enhanced services. Any such cybersecurity incidents related to our use of AI technologies could adversely affect our reputation and results of operations. AI technologies also present emerging ethical issues, and if our use of
AI technologies becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI technologies will require the dedication of significant resources to develop, test, and maintain, including to further implement AI technologies ethically in order to minimize unintended harmful impact. While we aim to deploy AI technologies responsibly and attempt to identify and mitigate ethical and legal issues presented by their use, we may be unsuccessful in identifying or resolving issues before they arise.
We may also face challenges with the use of AI technologies by employees or contractors through error or intentional misconduct. We have contracted with certain AI service providers to allow employees and contractors to make use of such services in order to enhance their work product and level of efficiency, and we have developed and implemented safeguards and policies regarding the proper use of such services. However, we rely on our employees and contractors to adhere to these policies, including what type of Company information may be entered into AI services, and to ensure they do not make use of generative AI services or accounts other than those made available by us for Company-related tasks. Any failure by employees or contractors to properly or exclusively use such Company-provided AI services, whether intentional or unintentional, may compromise the availability or confidentiality of Company-owned information and could adversely affect our business or results of operations.
Further, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of AI governance, intellectual property, discrimination, cybersecurity, and privacy and data protection. For example, use of AI technologies may complicate or impede our ability to own or control intellectual property we develop. Compliance with existing, new, and changing laws, regulations, and industry standards relating to AI technologies may limit some uses of AI technologies, impose significant operational costs, and limit our ability to develop, deploy, or use AI technologies. Further, the continued integration of any AI technologies into our services may result in new or enhanced governmental or regulatory scrutiny. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience, any of which could adversely affect our business, financial condition, and results of operations.
We accept payment from our users primarily through credit card transactions and certain online payment service providers, and in 2025, began implementing alternative payment options outside of the payments systems provided by Apple and Google in their platforms, which have led to increased levels of credit card transactions. When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our users are affected by such a breach experienced by us or a third party, such users would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could adversely affect our business, financial condition, and results of
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
results of operations.

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our services and subject us to possible litigation, and third parties may utilize technology that we developed and made available via open source for improper purposes.
We use open source software in connection with a portion of our operations and services and expect to continue to use open source software in the future. Under certain circumstances, some open source licenses require a user of the licensed code to provide the user’s own proprietary source code to third parties upon request, or prohibit a user from charging a fee to third parties in connection with the use of the user’s proprietary code. While we try to insulate our proprietary code from the effects of such open source license provisions, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use, that our developers have not incorporated open source software into our operations or services, or that they will not do so in the future. Accordingly, we may face claims from others challenging our use of open source software, claiming ownership of, or seeking to enforce the license terms applicable to such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed or distributed with such software. Such claims could also require us to purchase a commercial license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to conduct our operations or market or provide our services.
In addition, we increasingly rely on open source and other publicly available datasets in developing, training and improving AI and machine learning models, including large language models. To the extent such datasets are not properly licensed, contain content subject to intellectual property or other legal restrictions, or are otherwise used in a manner inconsistent with applicable license terms or laws, the resulting models and related outputs could be subject to claims of infringement, misappropriation or other violations and could require us to modify, retrain or discontinue use of affected models, limit the functionality of our products, obtain costly licenses, or result in litigation, regulatory inquiries, reputational harm or other adverse consequences.
We also develop technology that we make available via open source to third parties that can use this technology for use in their own products and services. We may not have insight into, or control over, the practices of third parties who may utilize such technologies. As such, we cannot guarantee that third parties will not use such technologies for improper purposes, including through the dissemination of illegal, inaccurate, defamatory or harmful content, intellectual property infringement or misappropriation, furthering bias or discrimination, cybersecurity attacks, data privacy violations, other activities that threaten people’s safety or well-being on- or offline, or to develop competing technologies. Such improper use by any third party could adversely affect our reputation, business, financial condition or results of operations, or subject us to legal liability.
Risks relating to legal and regulatory compliance
Our business is subject to complex and evolving U.S., foreign, and international laws and regulations, including with respect to data privacy, platform liability, and AI. These laws and regulations are subject to change and uncertain interpretation, and could result in changes to our business practices, increased cost of operations, declines in user growth or engagement, claims, monetary penalties, or other harm to our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business. These laws and regulations involve matters including, among others, antitrust and competition, broadband internet access, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, biometrics, consumer protection, general safety, sex-trafficking, taxation, money laundering, accessibility, intellectual property, AI, and securities law compliance. See “Item 1—Business—Government regulation” for additional information. These U.S. federal, state, and municipal and foreign and international laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and subject to change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country. These laws and regulations, any proposed or new legislation or regulation, and any associated inquiries, investigations, or other government actions, may be costly to comply with, may in the future impose new liabilities or eliminate existing legal protections, and have in the past, and may in the future, delay or impede the development of new services, require changes to or cessation of certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, result in geographic bans or removal of some of our apps from Apple or Google platforms, and subject us to remedies that may harm our business, including fines or modifications to existing business practices. For example, see “Item 3 Legal Proceedings—Irish Data Protection Commission Inquiry Regarding Tinder’s
Practices.”
In particular, the adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business.
For example, in 2017, the Federal Communications Commission adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling, or “paid prioritization” of content or services by internet service providers. Further, recent U.S. court decisions have opened the door to U.S. states each adopting their own laws or regulations adding, eliminating or prohibiting net neutrality protections, leading to a potential patchwork of differing requirements across the U.S., which may be costly or difficult to comply with. To the extent internet service providers engage in such blocking, throttling,
“paid prioritization” of content, or similar actions, our business, financial condition, and results of operations could be adversely affected.
We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon our trademarks and related domain names and logos to market our services and to build and maintain brand loyalty and recognition. We also rely upon patent, copyright, and trade secret protections to protect our proprietary technologies relating to our services. We depend on a combination of laws as well as contractual restrictions with employees, customers, suppliers, and others, to establish and protect our intellectual property rights. For example, we have generally registered trademarks and continue to apply to register and renew, or secure by contract where appropriate, trademarks as they are developed and used, and reserve, register, and renew domain names as we deem appropriate. Effective trademark protection may not be available or sought in every country in which our services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or registered, even if available.
We generally seek to apply for patents or other similar statutory protections as and when we deem appropriate, based on then-current facts and circumstances, and will continue to do so in the future. No assurances can be given that any patent or copyright application we have filed or will file will result in a patent or copyright registration being issued, or that any existing or future patent or copyright registrations will afford adequate protection against competitors and similar technologies. In addition, no assurances can be given that third parties will not create new products, services or methods that achieve similar results without infringing upon patent or copyright registrations we own.
Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, our existing trademark, patent, copyright or trade secret rights can be, and, on rare occasions, have been, determined to be invalid or unenforceable, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection. The occurrence of any of these events could tarnish our brands’ reputations, limit our ability to market them, or impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition, and results of operations.
Further, from time to time, we have been subject to legal proceedings and claims regarding intellectual property, including claims of alleged infringement of trademark, copyright, patent, and other intellectual property rights held by third parties. In addition, from time to time we have engaged in litigation, and may continue to do so in the future, to enforce and protect our intellectual property rights, or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome,

could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition, and results of operations.
We are subject to litigation, and adverse outcomes in such litigation could have an adverse effect on our financial condition.
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to employment matters, intellectual property matters, and privacy, cybersecurity, and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, mass arbitrations, and other matters. Such litigation and proceedings may involve claims for substantial amounts of money or for other relief, result in significant costs for legal representation, arbitration fees, or other legal or related services, or might necessitate changes to our business or operations. The defense of these actions is time consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigation claims or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition, and results of operations. See “Item 3—Legal Proceedings” for additional information.
We are subject to taxation related risks in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions.
Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities, and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and
Development and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-
income taxes, including taxes based on a percentage of revenue. If the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.
Risks relating to our indebtedness
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of December 31, 2025, we had total debt outstanding of approximately $4.0 billion and borrowing availability of $499.4 million under our revolving credit facility.
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
and
•exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition, and results of operations.
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
and
•our future ability to borrow under our revolving credit facility, the availability of which will depend on, among other things, our complying with the covenants in the then-existing agreements governing our indebtedness; and
•changes in interest rates, to the extent we borrow under our revolving credit facility.
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
These dilutive securities are reflected in our dilutive earnings per share calculation contained in our financial statements for fiscal years ended December 31, 2025, 2024, and 2023. For more information, see “Note
9—Earnings per Share” to the consolidated financial statements included in “Part II, Item 8—Consolidated
Financial Statements and Supplementary Data.” Intra-quarter movements in our stock price could lead to more or less dilution than reflected in these calculations.
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
•establish a classified board of directors, as a result of which our board is divided into classes, which prevents stockholders from electing an entirely new board of directors at an annual meeting until our
2028 annual meeting of stockholders, at and after which time, our entire board of directors will be declassified;
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Match Group maintains an information security program designed to identify, protect against, detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats. Our information security teams, led by our Senior Vice President, Security Engineering, is responsible for assessing and managing our exposure to information security risks, including by:
•Implementing and enforcing physical, operational and technical security policies, procedures and controls;
•Conducting, and engaging independent third-party experts to conduct, when appropriate, internal and external security assessments and audits, including assessments of our cybersecurity policies, standards, processes, and practices, and the security posture of third-party vendors and partners; and
•Collaborating with our development teams to engineer and integrate security as part of the product development lifecycle.
We have implemented cybersecurity controls to attempt to detect and address threats arising from our use of third-party service providers. We have established incident response and recovery plans across Match Group’s businesses, and we have conducted cybersecurity awareness training for our employees, including incident response personnel and senior management. For key third parties, security risk assessments are conducted during onboarding, contract renewal, and when an increased risk profile is identified. We also require specified security controls and other responsibilities from our service providers and we investigate security incidents affecting them as deemed necessary.
Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the International Organization for Standardization (“ISO”) and other applicable industry standards. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use ISO and other applicable industry standards as guides to help us identify, assess and manage cybersecurity risks relevant to our business. We have also obtained various industry certifications and attestations that demonstrate our dedication to protecting the data our users entrust to us, including for Tinder and Hinge.
We conduct periodic reviews and tests of our information security program and leverage audits by our internal audit team and testing by our red team. When appropriate, we employ external services to conduct tabletop exercises, penetration and vulnerability testing, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning across Match
Group’s businesses. The results of these assessments are reported to the Audit Committee of our Board of
Directors.
We have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us. However, we face ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, results of operations, or financial condition, and our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees and our users) and other data, confidential information or intellectual property. Any significant disruption to our service or unauthorized access to our systems could result in a loss of users and adversely affect our business, financial condition, and results of operations. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition, and results of operations. While Match Group maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For additional discussion of cybersecurity risks, see “Item 1A Risk factors—Risks relating to our business—We may not be able to protect our systems and infrastructure from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.”
Governance
Board Oversight
Our Board of Directors, in coordination with the Audit Committee, oversees our management of cybersecurity risk, including our annual risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee directly oversees our cybersecurity program. The Audit Committee receives regular cybersecurity updates from management. Cybersecurity reviews by the Audit Committee or the Board of Directors occur regularly, including as determined to be necessary or advisable.
Management’s Role
Our cybersecurity program is managed by our SVP, Security Engineering, who reports to our Chief Legal
Officer. Our SVP, Security Engineering, has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Our information security program encompasses partnerships among teams that are responsible for cyber governance, prevention, detection and remediation activities within our cybersecurity environment. Team members have relevant certifications, educational and industry experience, including experience holding similar positions at other large technology companies. The information security teams provide regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings. Our information security leadership reports directly to the Audit Committee or the Board of Directors on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues. We also maintain an escalation process to inform senior management and the Board of Directors of material issues and make determinations with respect to any required disclosures.
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
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See
Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users over a certain age a higher price than younger users for subscriptions to its premium Tinder Plus service. Plaintiff seeks damages in an unspecified amount. On July 15, 2024, the court granted Plaintiff’s motion to certify a class based upon California Tinder Plus and Tinder Gold subscribers age 29 and over. On January 17, 2025, the court denied our motion to compel the class and the plaintiff to arbitration. We filed a Notice of Appeal on January 24, 2025, and on April 18, 2025, the court stayed the case pending our appeal. On September 10, 2025, the parties agreed to settle the case on a class-wide basis for a payment of $60.5 million, and on January 13, 2026, the court preliminarily approved the settlement agreement. The settlement amount was placed into escrow in January
2026, pending the final court approval.
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”) notifying us that the DPC had commenced an inquiry examining Tinder’s compliance with GDPR, focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. On January 8,
2024, the DPC provided us with a preliminary draft decision alleging that certain of Tinder’s access and retention policies, largely relating to protecting the safety and privacy of Tinder’s users, violate GDPR requirements. We filed our response to the preliminary draft decision on March 15, 2024. We believe we have strong defenses to these claims and will defend vigorously against them.
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
Meslage Securities Class Action And Related Derivative Actions
On November 25, 2024, a Match Group stockholder filed a complaint in the Central District of California against Match Group, Inc., its Chief Executive Officer, and its President and Chief Financial Officer seeking to recover unspecified monetary damages on behalf of a putative class of acquirers of Match Group securities between May 2, 2023 and November 6, 2024. See Sébastian Meslage v. Match Group, Inc. et al., No: 2:24-
cv-10153-MEMF-PVC (Central District of California). The complaint alleges that Match Group materially understated the challenges affecting its Tinder business and, as a result, understated the risk that Tinder's monthly active user count would not recover by the time the Company reported its financial results for the third fiscal quarter of 2024. On July 24, 2025, the court appointed Evan Weisz as the lead plaintiff. On September 22,
2025, the plaintiff voluntarily dismissed without prejudice the Meslage putative class action as to all defendants.
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
As of January 31, 2026, there were 806 holders of record of the Company’s common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
Dividends
Beginning in January 2025, we paid a quarterly cash dividend of $0.19 per share of outstanding common stock to stockholders of record. During the year ended December 31, 2025, total dividend payments were
$186.3 million.
On February 3, 2026, we declared a dividend of $0.20 per share of outstanding common stock, payable on
April 21, 2026 to stockholders of record as of the close of business on April 7, 2026.
Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend on our outstanding common stock. The declaration and payment of future dividends is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, operating results, available cash, and current and anticipated cash needs.
See Note 7—Shareholders’ Equity in the notes to the consolidated financial statements included in Part II,
Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding dividends.

Stock Performance Graph
The following graph compares the cumulative total return (assuming dividend reinvestment, as applicable)
of Match Group common stock, the NASDAQ Composite index, the Russell 1000 Technology Index, and the
Standard & Poor’s 500 Stock Index, in each case, based on $100 invested at the close of trading on December 31,
2020 through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
Match Group, Inc. Common Stock
Among Match Group, Inc., the NASDAQ Composite Index,
the Russell 1000 Technology Index, and the S&P 500 Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Match Group, Inc.	$100.00	$87.47	$27.44	$24.14	$21.64	$21.86
NASDAQ Composite Index	$100.00	$122.21	$82.48	$119.35	$154.67	$187.42
Russell 1000 Technology Index	$100.00	$137.17	$89.69	$149.68	$206.81	$263.67
S&P 500 Index	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended
December 31, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2025	3,028,252	$33.02	3,028,252	$1,097,421,068
November 1-30, 2025	3,192,330	$32.58	3,192,330	993,422,833
December 1-31, 2025	1,032,525	$33.81	1,032,525	958,515,853
Total	7,253,107	$32.94	7,253,107	$958,515,853
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Updated Financial Metrics
We have updated the title of our primary non-GAAP measure to “Adjusted EBITDA” from our previous title
“Adjusted Operating Income.” We believe this updated title better aligns with our peers. Numerically, Adjusted
EBITDA is the same as Adjusted Operating Income; however, the starting point of the reconciliation to the most comparable GAAP financial measure has changed from operating income to net income. See “Non-GAAP
Financial Measures” below for the full definition of Adjusted EBITDA and a reconciliation of net income attributable to Match Group, Inc. shareholders to Adjusted EBITDA.
Key Terms:
Operating and financial metrics:
•Tinder consists of the world-wide activity of the brand Tinder®.
•Hinge consists of the world-wide activity of the brand Hinge®.
•Evergreen & Emerging (“E&E”) consists of the world-wide activity of our Evergreen brands, including
Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands, and our Emerging brands, including BLK®, Chispa™, The League®, Archer®, Upward®, Yuzu™, Salams®,
HER™, and other smaller brands.
•Match Group Asia (“MG Asia”) consists of the world-wide activity of the brands Pairs™ and Azar®.
•Corporate and unallocated costs includes 1) corporate expenses (such as executive management, investor relations, corporate development, board of directors, and public company listing fees), 2)
portions of corporate services (such as legal, human resources, accounting, and tax), and 3) certain centrally managed services and technology that have not been allocated to the individual business segments (such as central trust and safety operations and certain shared software).
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
•General and administrative expense consists primarily of employee compensation expense and stock-
based compensation expense for personnel engaged in executive management, finance, legal, tax, and human resources, fees for professional services (including transaction-related costs for acquisitions), and facilities costs.

•Product development expense consists primarily of employee compensation expense and stock-based compensation expense that are not capitalized for personnel engaged in the design, development, testing, and enhancement of product offerings and related technology.
•In-app purchase fees consists of the amortization of in-app purchase fees, which are monies paid to
Apple and Google in connection with the processing of in-app purchases of subscriptions and service features through the in-app payment systems provided by Apple and Google. Additionally, fees paid to
Apple and Google for transactions not processed through their in-app payment systems are included within in-app purchase fees.
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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. At
December 31, 2025, there was $0.6 million outstanding in letters of credit and $499.4 million of availability under the Credit Facility.
•Term Loan - The former term loan facility under the credit agreement of MG Holdings II. At
December 31, 2024, the Term Loan bore interest at a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”) plus 1.75% and the then applicable rate was 6.22%. On
January 21, 2025, we repaid the Term Loan in full utilizing cash on hand.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. At December 31,
2025, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. At December 31, 2025, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. At December 31,
2025, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. At December 31, 2025, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. At December 31, 2025,
$500 million aggregate principal amount was outstanding.
•6.125% Senior Notes - MG Holdings II’s 6.125% Senior Notes due September 15, 2033, with interest payable each March 15 and September 15, commencing on March 15, 2026, which were issued on
August 20, 2025. The proceeds from the issuance of these notes will be used to repay all of the outstanding 2026 Exchangeable Notes at or prior to their maturity, and the remaining proceeds will be used for general corporate purposes. As of December 31, 2025, $700 million aggregate principal amount was outstanding.

•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026 issued by Match
Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the
Company's common stock. Interest is payable each June 15 and December 15. On September 8 and
November 13, 2025, we repurchased $76.4 million and $74.8 million of 2026 Exchangeable Notes, respectively. At December 31, 2025, $424 million aggregate principal amount was outstanding and is presented as a current liability.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030 issued by
Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January 15 and July 15. At December 31, 2025,
$575 million aggregate principal amount was outstanding.
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
While the goal is the same for each brand, the means to achieve that goal can be differentiated by how a specific brand targets their primary user demographic. With users of our apps often utilizing multiple apps, our brands can often have overlapping target users. The overall trends affecting all brands within our portfolio, include the following:
In-App Purchase Fees. Purchases made by our users through mobile applications, as opposed to desktop or mobile web, continue to increase, and are generally processed through the in-app payment systems provided by
Apple and Google, notwithstanding the availability of alternative payment options in certain circumstances.
Where users make in-app purchases using Apple’s or Google’s payment systems, we are required to pay Apple and Google, as applicable, a meaningful share (for subscribers, generally up to 30% on iOS and 15% on Android)
of the revenue we receive from these transactions. Where payments on Android and iOS devices are processed through alternative payment systems, we are also generally required to pay Apple and Google a meaningful share of those transactions; however, Apple does not currently impose such fees for alternative payments on iOS in the United States. In 2024, we entered into a partnership with Google through Q1 2027 that provides value exchange across our broader relationship. We expect this partnership to help offset additional costs that some of our brands have incurred, or may incur, in connection with implementing Google’s User Choice Billing system, which allows developers to offer an alternative billing option alongside Google Play’s billing system.
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
In total, these developments, including the Google partnership, our increased ability to offer alternative payment options in certain circumstances, and the current inability of Apple to impose fees on transactions processed through alternative payment systems in the U.S., led to savings in in-app purchase fees in 2025 compared to 2024. We expect to realize significant in-app purchase fee savings in 2026 compared to 2025 for the same and similar reasons absent further developments with the Apple and Google app store fee structures.
Implementing new technologies that enhance our user experience. We expect new technologies will be utilized to continue to drive user engagement. As new technologies develop, we evaluate whether those technologies can be incorporated into our apps to enhance the user experience. In particular, we are working to further integrate AI technologies into our services through a variety of features to improve user relevance and matching. We also recently launched Face Check, a facial verification feature that helps confirm users are real and match their profile photos, at Tinder. We plan to launch Face Check and other user verification technology at other brands in the future, including Hinge. Significant resources are required to develop, test, and maintain these technologies and we expect other technologies to evolve and be tested in our services and incorporated into our apps in the future.
In addition to the trends affecting our overall portfolio, some of our individual brands are affected by certain other trends, including the following:
Tinder. Over the past several years, Tinder has experienced a decline in user growth and recently shifted its strategy to focus on improving user outcomes with multiple product changes and further investments in user trust and safety that are intended to return Tinder to user growth. Tinder expects revenue to decrease in 2026 at a similar rate to the decrease in 2025, as these features and investments are tested and implemented.
Hinge. Hinge has a strong user base in English speaking markets and has expanded into additional
European markets in recent years as well as Central and South America in 2025. Further geographic expansion in
South America is expected in 2026, along with expansion into India. Hinge intends to continue to focus on adding new features to its service to continue to drive user satisfaction for its target audience of intentioned daters. In the near term, we expect to continue to make investments in the business to support Hinge’s growth, including investments in product development as well as marketing.
Evergreen & Emerging. Our collections of brands within E&E include well-known pioneers in online relationships (which we refer to as Evergreen brands) and newer brands which target specific demographics
(which we refer to as Emerging brands). Revenues from the Evergreen brands have declined in recent years, while Emerging brands have experienced growth and in many cases are relying on marketing to increase the size of their user base. We expect revenue from the Emerging Brands will decline as we pivot the product experience away from a Swipe-based interface for our affinity-based brands suck as BLK and Chispa. We are near the end of our multi-year process of consolidating technology platforms across various Evergreen and Emerging brands to enable faster new feature releases and to reduce the cost to maintain those platforms.
MG Asia. Our Azar app, which provides one-to-one video chat, has a market presence primarily in the
Middle East and Europe. Azar leverages AI capabilities to drive user growth and monetization globally. Our Pairs brand is a leader in dating in Japan with a focus on marriage as an outcome.
On February 22, 2026, Apple removed the Azar app from the Apple App Store. The removal follows Apple’s
February 6 update to its App Review Guideline 1.2 regarding user-generated content, which was revised to prohibit random or anonymous chat apps. As a result of Apple’s removal, which occurred after extensive engagement with Apple, the Azar app is no longer available for download from the Apple App Store.
Apple informed us that existing users who previously downloaded the app from the Apple App Store remain able to access and use the app, including the ability to execute purchases and renewals. Azar remains available for download via Google Play and users can access the service through the desktop and mobile web versions of Azar in available markets. The Company is evaluating all options with regards to Azar’s future operation, including, working with Apple to understand if modifications could result in reinstatement to the
Apple App Store, or other potential changes to the service; however, we expect a negative impact to Azar’s revenue, operating income, and Adjusted EBITDA in 2026, particularly if reinstatement is not successful or if we are required to make changes to the app that do not monetize as effectively. For the year ended December 31,
2025, Azar Direct Revenue was $155.8 million, of which 76% was through Apple’s App Store. On February 3,
2026, we announced our expectations for the year ending December 31, 2026 that MG Asia Direct Revenue would decline year-over-year in the high-single-digits on a percentage basis and MG Asia Adjusted EBITDA margin would be in the low-to-mid 20%s. At that time, we expected, for the year ending December 31, 2026, that Azar Direct Revenue would decline at a similar rate to MG Asia and Azar Adjusted EBITDA margin would be slightly below MG Asia. The foregoing expectations were as of February 3, 2026, speak only as of that date, and have not been updated. The ultimate impact to MG Asia’s and Azar’s 2026 Direct Revenue and Adjusted EBITDA
will depend on a variety of unknown factors, including the outcome of our evaluation of options regarding Azar and its future operation, and other risks and uncertainties, including those set forth in “Risk Factors” in Item 1A of Part I.
Other trends or factors affecting the comparability of our results
Cost of Acquisition. The cost of acquiring new users has consistently been one of our larger operating expenses. How we deploy our advertising spend varies among brands, with the majority of our advertising spend taking place online, including social media sites, streaming services, search engines, and influencers.
Additionally, some brands utilize offline and out-of-home marketing campaigns, such as on television and outdoor billboards. For established brands, we seek to optimize for total return on advertising spend by frequently analyzing and adjusting spend to focus on marketing channels and markets that generate returns above our thresholds. Our data-driven approach provides us the flexibility to scale and optimize our advertising spend. We spend advertising dollars against an expected lifetime value of a Payer that is realized over a multi-
year period. While this advertising spend is intended to be profitable on that basis, it is nearly always negative during the period in which the expense is incurred. For newer brands that are gaining scale, or existing brands that are expanding into new geographies, we may make incremental advertising investments to establish the brand before optimizing monetization of the brand. Our advertising spend may be incurred unevenly throughout the year.
International markets. Our services are available across the world. Our international revenue represented
56% and 54% of our total revenue for the years ended December 31, 2025 and 2024, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenue in local currencies. As foreign currency exchange rates fluctuate, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.

Results of Operations for the years ended December 31, 2025, 2024 and 2023
The following discussion should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data.” The following discussion is regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of
Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended
December 31, 2024, filed with the SEC on February 27, 2025.
Revenue

	Years Ended December 31,
	2025	Change	% Change	2024	Change	% Change	2023

	(Amounts in thousands, except RPP)
Direct Revenue
Tinder	$1,862,922	$(77,697)	(4)%	$1,940,619	$22,990	1%	$1,917,629
Hinge	690,870	140,435	26%	550,435	153,950	39%	396,485
Evergreen & Emerging	593,763	(49,225)	(8)%	642,988	(48,438)	(7)%	691,426
MG Asia	267,322	(16,614)	(6)%	283,936	(18,655)	(6)%	302,591
Total Direct Revenue	$3,414,877	$(3,101)	—%	$3,417,978	$109,847	3%	$3,308,131
Indirect Revenue	72,320	10,925	18%	61,395	5,022	9%	56,373
Total Revenue	$3,487,197	$7,824	—%	$3,479,373	$114,869	3%	$3,364,504

Payers:
Tinder	9,026	(670)	(7)%	9,696	(679)	(7)%	10,375
Hinge	1,801	269	18%	1,532	290	23%	1,242
Evergreen & Emerging	2,282	(384)	(14)%	2,666	(400)	(13)%	3,066
MG Asia	1,056	52	5%	1,004	85	9%	919
Total	14,165	(733)	(5)%	14,898	(704)	(5)%	15,602

(Change calculated using non-rounded numbers)
RPP:
Tinder	$17.20	$0.52	3%	$16.68	$1.28	8%	$15.40
Hinge	$31.97	$2.03	7%	$29.94	$3.33	13%	$26.61
Evergreen & Emerging	$21.69	$1.59	8%	$20.10	$1.31	7%	$18.79
MG Asia	$21.10	$(2.46)	(10)%	$23.56	$(3.94)	(14)%	$27.50
Total	$20.09	$0.97	5%	$19.12	$1.45	8%	$17.67
Tinder Direct Revenue declined $77.7 million, or 4%. The decrease in Direct Revenue was driven by a 7%
decrease in Payers, partially offset by an increase in RPP of 3%. On a consistent foreign exchange rate basis, the decline in revenue was $92.5 million, or 5%, in 2025 compared to 2024.
Hinge Direct Revenue grew $140.4 million, or 26%. Revenue growth was driven by both growth in the U.S.
and other English-speaking markets as well as continued expansion efforts in certain European markets. Payers increased 18% and RPP increased 7%.
E&E Direct Revenue declined $49.2 million, or 8%, driven by a decline in Payers of 14%, partially offset by increased RPP of 8%, which was positively impacted by the weakening of the U.S. dollar compared to the Euro.
Our decision to terminate certain live streaming services in the second half of 2024 also partially contributed to the revenue decline.
MG Asia Direct Revenue declined $16.6 million, or 6%. Excluding revenue from Hakuna, which was shut down in the third quarter of 2024, MG Asia revenue would have declined $0.3 million. The decline in revenue was also negatively impacted by the strength of the U.S. dollar compared to the Turkish Lira.
Indirect Revenue increased $10.9 million, primarily due to higher ad impressions compared to 2024 and an increase in direct advertising activity.

Cost of revenue (exclusive of depreciation)

	Years Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023

	(Dollars in thousands)
Cost of revenue	$948,374	$(42,899)	(4)%	$991,273	$37,259	4%	$954,014
Percentage of revenue	27%			28%			28%
Cost of revenue decreased 4%, primarily due to a decrease in Variable Expenses of $22.4 million predominately at E&E and MG Asia as a result of the termination of certain of our live streaming services and the shutdown of the Hakuna app in the second half of 2024. Total in-app purchase fees were $687.1 million and
$696.6 million in 2025 and 2024, respectively.
Selling and marketing expense

	Years Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023

	(Dollars in thousands)
Selling and marketing expense	$625,541	$3,441	1%	$622,100	$35,838	6%	$586,262
Percentage of revenue	18%			18%			17%
Selling and marketing expense was essentially flat for the year, up $3.4 million.
General and administrative expense

	Years Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023

	(Dollars in thousands)
General and administrative expense	$485,585	$46,746	11%	$438,839	$25,230	6%	$413,609
Percentage of revenue	14%			13%			12%
General and administrative expense increased primarily due to (i) a legal settlement at Tinder in the amount of $60.5 million, (ii) a settlement with the FTC in the amount of $14.0 million related to certain E&E applications, and (iii) an increase in severance expense of $9.9 million primarily within Corporate and
Unallocated Costs and E&E. Partially offsetting these increases was (i) a decrease in non-cash compensation of
$13.2 million primarily within E&E related to updated projections for certain performance awards and headcount reductions and (ii) a gain of $8.3 million on the sale of one of our two buildings in Los Angeles.
Product development expense

	Years Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023

	(Dollars in thousands)
Product development expense	$449,508	$7,333	2%	$442,175	$57,990	15%	$384,185
Percentage of revenue	13%			13%			11%
Product development expense increased primarily due to increased software expense and stock-based compensation expense, partially offset by a decrease in employee compensation expense.

Depreciation

	Years Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023

	(Dollars in thousands)
Depreciation	$67,112	$(20,387)	(23)%	$87,499	$25,692	42%	$61,807
Percentage of revenue	2%			3%			2%
Depreciation was lower primarily due to (i) a decrease in internally developed software depreciation at
Tinder as certain assets became fully depreciated in 2025 and (ii) the write off of internally developed software associated with our live streaming services in 2024. These decreases were partially offset by increases in internally developed software at E&E.
Impairments and amortization of intangibles

	Years Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023

	(Dollars in thousands)
Impairments and amortization of intangibles	$38,548	$(35,627)	(48)%	$74,175	$26,444	55%	$47,731
Percentage of revenue	1%			2%			1%
Impairments and amortization of intangibles decreased primarily due to impairments of intangible assets at E&E and MG Asia in the prior year as a result of the termination of certain of our live streaming services and the Hakuna app in 2024.

Net Income, Operating Income, and Adjusted EBITDA

	Years Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023

	(Dollars in thousands)
Net income attributable to Match Group, Inc. shareholders	$613,446	$62,170	11%	$551,276	$(100,263)	(15)%	$651,539

Operating income (loss)
Tinder	$832,638	$(56,584)	(6)%	$889,222	$(66,297)	(7)%	$955,519
Hinge	166,286	44,804	37%	121,482	47,221	64%	74,261
Evergreen & Emerging	63,266	(2,822)	(4)%	66,088	(16,372)	(20)%	82,460
MG Asia	6,258	38,603	NM	(32,345)	(23,670)	273%	(8,675)
Corporate and unallocated costs	(195,919)	25,216	(11)%	(221,135)	(34,466)	18%	(186,669)
Operating income	$872,529	$49,217	6%	$823,312	$(93,584)	(10)%	$916,896

Adjusted EBITDA
Tinder	$941,351	$(75,672)	(7)%	$1,017,023	$(32,337)	(3)%	$1,049,360
Hinge	226,499	60,021	36%	166,478	58,832	55%	107,646
Evergreen & Emerging	140,436	(29,982)	(18)%	170,418	6,622	4%	163,796
MG Asia	66,375	5,569	9%	60,806	(984)	(2)%	61,790
Corporate and unallocated costs	(138,270)	24,088	(15)%	(162,358)	(38,299)	31%	(124,059)
Adjusted EBITDA	$1,236,391	$(15,976)	(1)%	$1,252,367	$(6,166)	—%	$1,258,533
______________________
NM = Not meaningful
For a reconciliation of operating income to Adjusted EBITDA for each reportable segment, see “Non-GAAP
Financial Measures.”
•Tinder’s operating income was $832.6 million, down 6%, and Adjusted EBITDA was $941.4 million, down
7%, primarily due to costs associated with a legal settlement and the decrease in revenue, partially offset by a reduction of in-app purchase fees. Operating income further benefited from lower depreciation expense as certain internally developed software assets became fully depreciated during
2025.
•Hinge’s operating income was $166.3 million, an increase of 37%, and Adjusted EBITDA was $226.5 million, an increase of 36%, primarily due to continued revenue growth. Expense grew at a slower rate than revenue, leading to expanding margins.
•E&E’s operating income was $63.3 million, down 4%, and Adjusted EBITDA was $140.4 million, down
18%, primarily due to continued decreases in revenue, partially offset by a decrease in Variable
Expenses as a result of the termination of certain of our live streaming services in the second half of
2024. Operating income was also favorably impacted by the decrease in impairments and amortization of intangible assets as discussed above and decreases in stock-based compensation expense associated with reductions in headcount and updates for certain performance award projections.
•MG Asia’s operating income was $6.3 million, a $38.6 million improvement over the prior year operating loss, and Adjusted EBITDA was $66.4 million, up 9%. The change in operating income (loss) is primarily due to the impairments and amortization of intangible assets in 2024 related to the shutdown of the Hakuna app in the second half of the year.

At December 31, 2025, there was $305.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all stock-based awards, which is expected to be recognized over a weighted average period of approximately 1.9 years.
Interest expense

	Years Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023

	(Dollars in thousands)
Interest expense	$147,551	$(12,520)	(8)%	$160,071	$184	—%	$159,887
Interest expense decreased primarily due to the decrease in the outstanding balance of the Term Loan, which was repaid in full in January 2025, partially offset by the issuance of the 6.125% Senior Notes in August
2025.
Other income, net

	Years Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023

	(Dollars in thousands)
Interest income	$21,935	$(19,170)	(47)%	$41,105	$14,333	54%	$26,772
Foreign currency losses	(8,316)	(7,737)	NM	(579)	7,340	(93)%	(7,919)
Other	7,406	7,117	NM	289	(630)	(69)%	919
Other income, net	$21,025	$(19,790)	(48)%	$40,815	$21,043	106%	$19,772
______________________
NM = Not Meaningful
Income tax provision

	Years Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023

	(Dollars in thousands)
Income tax provision	$132,542	$(20,201)	(13)%	$152,743	$27,434	22%	$125,309
Effective income tax rate	18%			22%			16%
For discussion of income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
For the year ended December 31, 2025, the Company recorded an income tax provision of $132.5 million at an effective tax rate of 18%, which is lower than the statutory rate primarily due to a lower rate on U.S.
income derived from foreign sources and research credits.
For the year ended December 31, 2024, the Company recorded an income tax provision of $152.7 million at an effective tax rate of 22%, which is higher than the statutory rate primarily due to state income taxes and nondeductible stock-based compensation, partially offset by a lower tax rate on U.S. income derived from foreign sources and research credits.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“the Act”). The Act provides changes to U.S. federal tax law, including current expensing of U.S. research expenditures, immediate expensing of eligible capital expenditures, modifications to the limitation of business interest expense, and changes to other tax provisions in 2025 and later years. The provisions of the Act resulted in a reduction of 2025 cash tax payments, and we expect a reduction in the cash tax payments for 2026 as well. Additionally, the 2025 effective tax rate was negatively affected by the passage of the Act, primarily due to a lower deduction for U.S. income derived from foreign sources as a result of the current expensing of U.S. research expenditures. We continue to monitor interpretive guidance related to the Act. The impacts of the legislation are reflected in the consolidated financial statements as of and for the year ended December 31, 2025.

A number of countries have enacted or are actively drafting legislation to implement the Organization for
Economic Cooperation and Development's ("OECD") international tax framework, including the Pillar II minimum tax regime. The Company analyzed the impact of enacted legislation and determined it does not have a material impact to the income tax provision. The Company is continuing to monitor future developments, including the newly-introduced side-by-side safe harbor, which would exclude U.S.-parented multinational enterprises from the scope of certain Pillar II taxes.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income attributable to Match Group, Inc. shareholders excluding: (1) net income or loss attributable to noncontrolling interests; (2) income tax provision or benefit; (3) other income
(expense), net; (4) interest expense; (5) depreciation; (6) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in fair value of contingent consideration arrangements, as applicable; and (7) stock-based compensation expense. We believe Adjusted EBITDA is useful to analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes certain expenses. At a segment level, the closest GAAP measure is operating income (loss) as items outside operating income (loss) are not allocated to segments.
Non-Cash Expenses That Are Excluded From Adjusted EBITDA
Stock-based compensation expense consists principally of expense associated with the grants of RSUs, performance-based RSUs, and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-
based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent stock-based awards are settled on a net basis, we remit the required tax-withholding amounts from current funds.
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

	Year Ended December 31, 2025
	Tinder	Hinge	E&E	MG Asia	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders						$613,446
Add back:
Net income attributable to redeemable noncontrolling interests[a]						15
Income tax provision[a]						132,542
Other income, net[a]						(21,025)
Interest expense[a]						147,551
Operating income (loss)	$832,638	$166,286	$63,266	$6,258	$(195,919)	$872,529
Stock-based compensation expense	89,586	56,279	38,548	21,052	52,737	258,202
Depreciation	19,127	3,934	24,252	14,887	4,912	67,112
Amortization of intangibles	—	—	14,370	24,178	—	38,548
Adjusted EBITDA	$941,351	$226,499	$140,436	$66,375	$(138,270)	$1,236,391

	Year Ended December 31, 2024
	Tinder	Hinge	E&E	MG Asia	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders						$551,276
Add back:
Net income attributable to redeemable noncontrolling interests[a]						37
Income tax provision[a]						152,743
Other income, net[a]						(40,815)
Interest expense[a]						160,071
Operating income (loss)	$889,222	$121,482	$66,088	$(32,345)	$(221,135)	$823,312
Stock-based compensation expense	90,141	42,673	54,922	25,818	53,827	267,381
Depreciation	37,660	2,323	21,732	20,834	4,950	87,499
Impairments and amortization of intangibles	—	—	27,676	46,499	—	74,175
Adjusted EBITDA	$1,017,023	$166,478	$170,418	$60,806	$(162,358)	$1,252,367

	Year Ended December 31, 2023
	Tinder	Hinge	E&E	MG Asia	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders						$651,539
Add back:
Net loss attributable to redeemable noncontrolling interests[a]						(67)
Income tax provision[a]						125,309
Other income, net[a]						(19,772)
Interest expense[a]						159,887
Operating income (loss)	$955,519	$74,261	$82,460	$(8,675)	$(186,669)	$916,896
Stock-based compensation expense	68,644	31,459	50,268	23,399	58,329	232,099
Depreciation	25,197	1,926	18,732	11,671	4,281	61,807
Amortization of intangibles	—	—	12,336	35,395	—	47,731
Adjusted EBITDA	$1,049,360	$107,646	$163,796	$61,790	$(124,059)	$1,258,533
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
The following tables present the impact of foreign exchange effects on total revenue and Direct Revenue by segment for the year ended December 31, 2025 compared to the year ended December 31, 2024:

	Years ended December 31,
	2025	$ Change	% Change	2024

	(Dollars in thousands)
Total Revenue, as reported	$3,487,197	$7,824	—%	$3,479,373
Foreign exchange effects	(23,789)
Total Revenue excluding foreign exchange effects	$3,463,408	$(15,965)	—%	$3,479,373

Tinder Direct Revenue, as reported	$1,862,922	$(77,697)	(4)%	$1,940,619
Foreign exchange effects	(14,836)
Tinder Direct Revenue, excluding foreign exchange effects	$1,848,086	$(92,533)	(5)%	$1,940,619

Hinge Direct Revenue, as reported	$690,870	$140,435	26%	$550,435
Foreign exchange effects	(4,634)
Hinge Direct Revenue, excluding foreign exchange effects	$686,236	$135,801	25%	$550,435

E&E Direct Revenue, as reported	$593,763	$(49,225)	(8)%	$642,988
Foreign exchange effects	(6,680)
E&E Direct Revenue, excluding foreign exchange effects	$587,083	$(55,905)	(9)%	$642,988

MG Asia Direct Revenue, as reported	$267,322	$(16,614)	(6)%	$283,936
Foreign exchange effects	2,523
MG Asia Direct Revenue, excluding foreign exchange effects	$269,845	$(14,091)	(5)%	$283,936

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2025	December 31, 2024

	(In thousands)
Cash and cash equivalents:
United States	$687,987	$705,967
All other countries	339,851	260,026
Total cash and cash equivalents	1,027,838	965,993
Short-term investments	3,461	4,734
Total cash and cash equivalents and short-term investments	$1,031,299	$970,727

Long-term debt, net:
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	—	425,000
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
6.125% Senior Notes due September 15, 2033	700,000	—
2026 Exchangeable Notes due June 15, 2026	423,854	575,000
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total long-term debt	3,998,854	3,875,000
Less: Current maturities of long-term debt	423,854	—
Less: Unamortized original issue discount	1,043	2,554
Less: Unamortized debt issuance costs	24,858	23,463
Total long-term debt, net	$3,549,099	$3,848,983
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

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Years ended December 31,
	2025	2024	2023

	(In thousands)
Net cash provided by operating activities	$1,080,380	$932,719	$896,791
Net cash used in investing activities	(46,831)	(58,538)	(76,581)
Net cash used in financing activities	(984,894)	(758,304)	(534,068)
2025
Net cash provided by operating activities in 2025 includes adjustments to income consisting primarily of
$258.2 million of stock-based compensation expense; $67.1 million of depreciation; $38.5 million of amortization of intangibles; and deferred income taxes of $44.9 million. The increase in cash from changes in working capital primarily consists of an increase from other assets of $45.9 million, a decrease from accounts receivable of $23.6 million, and a decrease from accounts payable of $17.2 million primarily related to timing of payments. These increases in cash were partially offset by a decrease from deferred revenue of $16.1 million and a decrease from income taxes payable and receivable of $11.9 million.
Net cash used in investing activities in 2025 consists primarily of capital expenditures of $56.8 million that are primarily related to internal development of software.
Net cash used in financing activities in 2025 is primarily due to purchases of treasury stock of $788.8 million, the repayment of the Term Loan of $425.0 million, dividends paid of $186.3 million, payments to repurchase a portion of the 2026 Exchangeable Notes of $147.8 million, and payments of $128.5 million of withholding taxes paid on behalf of employees for net-settled stock-based awards. These uses of cash were partially offset by proceeds from the issuance of the 6.125% Senior Notes of $700.0 million.
2024
Net cash provided by operating activities in 2024 includes adjustments to income consisting primarily of
$267.4 million of stock-based compensation expense; $87.5 million of depreciation; $74.2 million of impairments and amortization of intangibles; deferred income taxes of $15.0 million; and other adjustments of $2.0 million, which includes amortization of deferred financing costs of $6.5 million. The decrease in cash from changes in working capital primarily consists of a decrease from deferred revenue of $43.1 million as weekly subscriptions have increased and a decrease from accounts receivable of $29.8 million primarily related to the timing of receipts and an increase in revenue from app stores, which settle more slowly compared to credit card payments from web sales. These decreases in cash were partially offset by an increase from other assets of $25.3 million, primarily related to amortization of certain assets, and an increase from income taxes payable of $22.2 million due to the timing of tax payments.
Net cash used in investing activities in 2024 consists primarily of capital expenditures of $50.6 million that are primarily related to internal development of software and purchases of computer hardware.
Net cash used in financing activities in 2024 is primarily due to purchases of treasury stock of $752.7 million and payments of $11.4 million of withholding taxes paid on behalf of employees for net-settled stock-based awards. These uses of cash were partially offset by $13.6 million of proceeds from the issuance of common stock pursuant to stock-based awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. At December 31, 2025, $499.4 million was available under the Credit Facility.
The Company has various obligations related to long-term debt instruments and operating leases. For additional information on long-term debt, including maturity dates and interest rates, see “Note 6—Long-term
Debt, net” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and
Supplementary Data.” For additional information on the operating leases, including a schedule of obligations by year, see “Note 12—Leases” to the consolidated financial statements included in “Item 8—Consolidated
Financial Statements and Supplementary Data.” The Company believes it has sufficient cash flows from operations to satisfy these future obligations.
On August 20, 2025, we completed a private offering of $700 million aggregate principal amount of 6.125%
Senior Notes due 2033. The proceeds from the issuance of these notes will be used to repay all of the outstanding 2026 Exchangeable Notes at or prior to their maturity, and the remaining proceeds will be used for general corporate purposes. During 2025, we repurchased $151.1 million aggregate principal amount of 2026
Exchangeable Notes.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2026 cash capital expenditures will be between $55 million and $65 million, flat to 2025 cash capital expenditures.
We have entered into various purchase commitments, primarily consisting of web hosting services that are currently committed through September 2028. Our obligations under these various purchase commitments, which were impacted by usage rates in 2025, are $56.3 million for 2026, $73.6 million for 2027, and $70.3 million for 2028.
The Company does not have any off-balance sheet arrangements at December 31, 2025, other than those described above.
On January 30, 2024, the Board of Directors of the Company approved a share repurchase program for the repurchase of up to $1.0 billion in aggregate value of shares of Match Group stock (the “January 2024 Share
Repurchase Program”). On December 10, 2024, the Board of Directors authorized a new repurchase program of up to $1.5 billion in aggregate value of shares of Match Group common stock (the “December 2024 Share
Repurchase Program”). The December 2024 Share Repurchase Program took effect when the January 2024
Share Repurchase Program was exhausted in April 2025. Under the December 2024 Share Repurchase Program,
$958.5 million in aggregate value of shares of Match Group common stock remains available for repurchase as of
January 31, 2026. Under the December 2024 Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The December 2024 Share Repurchase Program may be suspended or discontinued at any time. During the year ended December 31, 2025, we repurchased 24.7 million shares for $788.8 million under the January 2024 and December 2024 Share Repurchase Programs.
Effective mid-January 2025, the Company settles substantially all equity awards on a net basis. Assuming all equity awards outstanding on January 31, 2026 were net settled at the closing price on that date, we would issue
8.4 million shares of common stock (of which 0.1 million are related to vested awards and 8.3 million are related to unvested awards) and, assuming a 50% withholding rate, would remit $262.0 million in cash for withholding taxes (of which $4.0 million is related to vested awards and $258.0 million is related to unvested awards). If we did not settle awards on a net basis and instead issued a sufficient number of shares to cover the $262.0 million employee withholding tax obligation, 8.4 million additional shares would be issued by the Company.
At December 31, 2025, most of the Company’s international cash can be repatriated without significant tax consequences.
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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company’s largest asset with a carrying value of $2.3 billion at each of December 31, 2025 and 2024, representing 52% of the Company’s total assets on both dates. Indefinite-lived intangible assets, which consist of certain of the Company’s acquired trade names and trademarks, have a carrying value of $105.6 million and $96.9 million at December 31, 2025 and 2024, respectively.
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
If measuring the estimated fair value of each operating unit, the Company uses a combination of an income approach and a market approach. Under the income approach, a discounted cash flow analysis is performed with assumptions and estimates of forecast operating cash flows, including revenue growth rates, profitability margins, and discount rates, which all vary among reporting units. The market approach utilizes the guideline public companies method and is based on revenue and income multiple data derived from publicly traded peer group companies. There are significant judgments inherent in each analysis, including estimating the amount and timing of expected future cash flows, the selection of appropriate discount rates, and the peer group companies used.
The Company performed a qualitative impairment assessment as of October 1, 2025 and 2024 and concluded that it was more likely than not that the fair values of each reporting unit exceeded their carrying values.

Indefinite-Lived Intangible Assets
The Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values. The Company performed a qualitative impairment assessment for certain indefinite-lived assets as of October 1, 2025 and concluded that it was more likely than not that the fair values of those indefinite-lived intangible assets exceeded their carrying values.
For assets in which a quantitative assessment is performed, the Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty discounted cash flow (“DCF”) valuation analysis.
Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the specific trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed when a quantitative assessment is performed based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rate used in the Company’s 2025 quantitative assessment as part of the annual indefinite-lived impairment assessment was 14%, and the royalty rate used was 6%.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded.
At December 31, 2025 and 2024, based on those indefinite-lived intangible assets for which a quantitative analyses was performed, none of the Company’s indefinite-lived intangible assets fair values were identified as being below 110% of their carrying value. While it is believed that the assumptions used in our quantitative analysis were reasonable, changes in these assumptions, including lowering forecasts for revenue and margin, lowering the long-term growth rate, or changes in the future discount rate assumptions, could result in a future impairment.
During the third quarter ended September 30, 2024, in connection with our decision to terminate certain of our live streaming services and our Hakuna app, we recognized impairment charges of $28.7 million related to indefinite-lived intangible assets in the MG Asia and E&E segments. For certain assets with no remaining cash flows, the Company fully impaired the asset. For assets with remaining cash flows, the Company conducted discounted cash flow valuations.
In connection with the annual impairment assessment, the Company reviews the useful lives for intangible assets and whether events or changes in circumstances indicate that an indefinite life may no longer be appropriate. During the year ended December 31, 2024, the Company reclassified certain indefinite-lived intangible assets with a carrying value of $47.2 million to the definite-lived intangible asset category because these assets were no longer considered to have an indefinite life. No such assets were identified during the year ended December 31, 2025.
Recoverability and Estimated Useful Lives of Definite-lived Intangible Assets
We review the carrying value of all definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The carrying value of a definite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the definite-lived intangible asset exceeds its fair value. In addition, the Company reviews the useful lives of its definite-lived intangible assets whenever events or changes in circumstances indicate that these lives may be changed. No impairments were identified during the year ended December 31, 2025. During the year ended
December 31, 2024, in connection with our decision to terminate certain of our live streaming services and our
Hakuna app, we recognized impairment charges of $1.9 million related to definite-lived intangible assets in the
MG Asia and E&E segments. The carrying value of definite-lived intangible assets was $87.3 million and $118.5 million at December 31, 2025 and 2024, respectively.

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
Stock-Based Compensation
The Company recorded stock-based compensation expense of $258.2 million and $267.4 million for the years ended December 31, 2025 and 2024, respectively.
We use a variety of instruments we use to attract, retain, and reward employees at many of our brands by allowing them to benefit from the value they help to create. We also utilize stock-based awards as part of our acquisition strategy. We accomplish these objectives, in part, by issuing awards denominated in the equity of our non-public subsidiaries as well as in Match Group, Inc. We further refine this approach by tailoring the terms of awards as appropriate. For example, we issue certain awards with vesting conditioned on the achievement of specified performance targets such as revenue or profits; these awards are referred to as performance awards.
In other cases, we condition the vesting of awards to the Company’s stock price; these awards are referred to as market-based awards.
The Company issues RSUs and performance-based RSUs (“PSUs”). The value of RSUs with vesting subject only to continued service is based on the fair value of Match Group common stock on the grant date. The value of RSUs that include a market condition is based on fair value estimated using a lattice model. The value of RSUs is expensed as stock-based compensation expense over the applicable vesting term. For PSU awards, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-
based compensation over the vesting term if the performance targets are considered probable of being achieved.
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
At December 31, 2025, the Company’s outstanding long-term debt was $4.0 billion, all of which instruments bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed-rate debt will exceed those on debt based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $134.7 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-
the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions in Europe and
Asia. As a result, we are exposed to foreign exchange risk related to certain currencies, primarily the Euro, British
Pound (“GBP”), Turkish Lira (“TRY”), and Argentine Peso (“ARS”).
For the years ended December 31, 2025, 2024 and 2023, international revenue accounted for 56%, 54%
and 54%, respectively, of our consolidated revenue. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro and GBP exchange rates strengthened against the U.S. Dollar by 4% and 3%, respectively, in 2025 compared to 2024. The average TRY and ARS exchange rates weakened against the U.S.
Dollar by 17% and 26%, respectively, in 2025 compared to 2024. Foreign currency exchange rate changes during the years ended December 31, 2025 and 2024 positively impacted revenue by $23.8 million and negatively impacted revenue by $73.8 million, respectively, or 1% and 2% of total revenue for each respective year. See
“Non-GAAP Financial Measures” in “Item 7—Management’s Discussion and Analysis of Financial Condition and
Results of Operations” for the definition of Revenue excluding foreign exchange effects and a reconciliation of
Revenue to Revenue excluding foreign exchange effects.
Foreign currency exchange losses included in the Company’s income for the years ended December 31,
2025, 2024 and 2023 are $8.3 million, $0.6 million and $7.9 million, respectively.
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

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Match Group, Inc. and subsidiaries (the
Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended
December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)
(collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

Revenue Recorded in a Highly Automated Environment
Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the
Company’s revenue is primarily derived directly from users for recurring subscriptions to branded services. Revenue is also earned from the purchase of à la carte features by users, which is recognized based on usage. Direct Revenue, which includes revenue from subscriptions and à la carte features, was $3.5 billion for the year ended December 31, 2025. The Company’s Direct Revenue is based on contractual terms with the Company’s customers and is comprised of a significant volume of low-dollar transactions. The Company’s process to record Direct Revenue, including the determination and calculation of the revenue to be recognized each period, is highly automated within the Company’s information technology (“IT”)
systems that are principally proprietary.
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
Our audit procedures related to the Company’s Direct Revenue also included, among other procedures, testing the calculation of Direct Revenue and the related deferred revenue performed within the Company’s IT systems to the amount recorded in the general ledger based on the terms of the arrangement and the satisfaction of the underlying performance obligation, testing the accuracy of key transaction data for a sample of transactions to contractual terms, reconciling gross transactions to cash collected, and performing procedures related to revenue cut-off.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
New York, New York
February 26, 2026

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2025	2024

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,027,838	$965,993
Short-term investments	3,461	4,734
Accounts receivable, net of allowance of $304 and $379, respectively	303,495	324,963
Other current assets	92,500	102,072
Total current assets	1,427,294	1,397,762
Property and equipment, net	131,159	158,189
Goodwill	2,339,350	2,310,730
Intangible assets, net	192,929	215,448
Deferred income taxes	216,057	262,557
Other non-current assets	154,022	121,085
TOTAL ASSETS	$4,460,811	$4,465,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current maturities of long-term debt, net	$423,580	$—
Accounts payable	9,577	18,262
Deferred revenue	151,337	166,142
Accrued expenses and other current liabilities	422,051	365,057
Total current liabilities	1,006,545	549,461
Long-term debt, net	3,549,099	3,848,983
Income taxes payable	43,522	33,332
Deferred income taxes	10,732	11,770
Other long-term liabilities	104,309	85,882

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 300,166,909 and 294,432,137 shares issued; and 232,530,646 and 251,460,397 outstanding at December 31, 2025 and December 31, 2024, respectively	300	294
Additional paid-in capital	8,721,015	8,756,482
Retained deficit	(5,966,307)	(6,579,753)
Accumulated other comprehensive loss	(422,620)	(449,611)
Treasury stock; 67,636,263 and 42,971,740 shares, respectively	(2,585,892)	(1,791,071)
Total Match Group, Inc. shareholders’ equity	(253,504)	(63,659)
Noncontrolling interests	108	2
Total shareholders’ equity	(253,396)	(63,657)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,460,811	$4,465,771
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023

	(In thousands, except per share data)
Revenue	$3,487,197	$3,479,373	$3,364,504
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	948,374	991,273	954,014
Selling and marketing expense	625,541	622,100	586,262
General and administrative expense	485,585	438,839	413,609
Product development expense	449,508	442,175	384,185
Depreciation	67,112	87,499	61,807
Impairments and amortization of intangibles	38,548	74,175	47,731
Total operating costs and expenses	2,614,668	2,656,061	2,447,608
Operating income	872,529	823,312	916,896
Interest expense	(147,551)	(160,071)	(159,887)
Other income, net	21,025	40,815	19,772
Income before income taxes	746,003	704,056	776,781
Income tax provision	(132,542)	(152,743)	(125,309)
Net income	613,461	551,313	651,472
Net (income) loss attributable to noncontrolling interests	(15)	(37)	67
Net income attributable to Match Group, Inc. shareholders	$613,446	$551,276	$651,539

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$2.53	$2.12	$2.36
Diluted	$2.38	$2.02	$2.26

Stock-based compensation expense by function:
Cost of revenue	$6,501	$7,015	$5,934
Selling and marketing expense	11,655	12,620	9,730
General and administrative expense	90,402	103,554	98,510
Product development expense	149,644	144,192	117,925
Total stock-based compensation expense	$258,202	$267,381	$232,099
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Net income	$613,461	$551,313	$651,472
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	26,986	(64,172)	(16,279)
Total other comprehensive income (loss)	26,986	(64,172)	(16,279)
Comprehensive income	640,447	487,141	635,193
Comprehensive (income) loss attributable to noncontrolling interests:
Net (income) loss attributable to noncontrolling interests	(15)	(37)	67
Change in foreign currency translation adjustment attributable to noncontrolling interests	5	32	(10)
Comprehensive (income) loss attributable to noncontrolling interests	(10)	(5)	57
Comprehensive income attributable to Match Group, Inc. shareholders	$640,437	$487,136	$635,250
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2025, 2024, and 2023

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2022	$—	$287	286,817	$8,273,637	$(7,782,568)	$(369,182)	$(482,049)	$(359,875)	$994	$(358,881)
Net (loss) income for the year ended December 31, 2023	(184)	—	—	—	651,539	—	—	651,539	117	651,656
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(16,289)	—	(16,289)	10	(16,279)
Stock-based compensation expense	—	—	—	243,826	—	—	—	243,826	—	243,826
Issuance of Match Group common stock pursuant to stock- based awards, net of withholding taxes and employee stock purchase plan	—	3	2,814	13,980	—	—	—	13,983	—	13,983
Purchase of treasury stock	—			—	—	—	(550,489)	(550,489)	—	(550,489)
Purchase of redeemable noncontrolling interests	(295)	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	479	—	—	(479)	—	—	—	(479)	—	(479)
Adjustment to noncontrolling interests to fair value	—	—	—	(2,100)	—	—	—	(2,100)	2,100	—
Purchase of noncontrolling interest	—	—	—	753	—	—	—	753	(3,157)	(2,404)
Noncontrolling interests created by the exercise of subsidiary denominated equity award	—	—	—	(411)	—	—	—	(411)	411	—
Other	—	—	—	(6)	—	—	—	(6)	—	(6)
Balance as of December 31, 2023	$—	$290	289,631	$8,529,200	$(7,131,029)	$(385,471)	$(1,032,538)	$(19,548)	$475	$(19,073)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2025, 2024, and 2023 (continued)

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2023	$—	$290	289,631	$8,529,200	$(7,131,029)	$(385,471)	$(1,032,538)	$(19,548)	$475	$(19,073)
Net income for the year ended December 31, 2024	—	—	—	—	551,276	—	—	551,276	37	551,313
Other comprehensive loss, net of tax	—	—	—	—	—	(64,140)	—	(64,140)	(32)	(64,172)
Stock-based compensation expense	—	—	—	273,942	—	—	—	273,942	—	273,942
Issuance of Match Group common stock pursuant to stock- based awards, net of withholding taxes, and employee stock purchase plan	—	4	4,801	2,138	—	—	—	2,142	—	2,142
Dividends and dividend equivalents declared ($0.19 per share of Common Stock and Restricted Stock Units)	—	—	—	(48,892)	—	—	—	(48,892)	—	(48,892)
Dividend equivalents payable	—	—	—	1,116	—	—	—	1,116	—	1,116
Purchase of treasury stock	—	—	—	—	—	—	(758,533)	(758,533)	—	(758,533)
Adjustment of noncontrolling interests to fair value	—	—	—	(1,418)	—	—	—	(1,418)	1,418	—
Purchase of noncontrolling interest	—	—	—	397	—	—	—	397	(2,019)	(1,622)
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	—	—	—	—	—	150	150
Other	—	—	—	(1)	—	—	—	(1)	(27)	(28)
Balance as of December 31, 2024	$—	$294	294,432	$8,756,482	$(6,579,753)	$(449,611)	$(1,791,071)	$(63,659)	$2	$(63,657)
Net income for the year ended December 31, 2025	—	—	—	—	613,446	—	—	613,446	15	613,461
Other comprehensive income (loss), net of tax	—	—	—	—	—	26,991	—	26,991	(5)	26,986
Stock-based compensation expense	—	—	—	269,253	—	—	—	269,253	—	269,253
Issuance of Match Group common stock pursuant to stock- based awards, net of withholding taxes, and employee stock purchase plan	—	6	5,735	(121,890)	—	—	—	(121,884)	—	(121,884)
Dividends and dividend equivalents declared ($0.76 per share of Common Stock and Restricted Stock Units)	—	—	—	(189,621)	—	—	—	(189,621)	—	(189,621)
Dividend equivalents payable	—	—	—	6,961	—	—	—	6,961	—	6,961
Purchase of treasury stock	—	—	—	—	—	—	(794,821)	(794,821)	—	(794,821)
Adjustment of noncontrolling interests to fair value	—	—	—	(75)	—	—	—	(75)	75	—
Purchase of noncontrolling interest	—	—	—	(95)	—	—	—	(95)	(84)	(179)
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	—	—	—	—	—	105	105
Balance as of December 31, 2025	$—	$300	300,167	$8,721,015	$(5,966,307)	$(422,620)	$(2,585,892)	$(253,504)	$108	$(253,396)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Net income	$613,461	$551,313	$651,472
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	258,202	267,381	232,099
Depreciation	67,112	87,499	61,807
Impairments and amortization of intangibles	38,548	74,175	47,731
Deferred income taxes	44,935	(14,952)	26,612
Other adjustments, net	(593)	2,019	9,932
Changes in assets and liabilities
Accounts receivable	23,624	(29,788)	(107,412)
Other assets	45,914	25,337	25,055
Accounts payable and other liabilities	17,228	(9,395)	(5,961)
Income taxes payable and receivable	(11,911)	22,213	(3,337)
Deferred revenue	(16,140)	(43,083)	(41,207)
Net cash provided by operating activities	1,080,380	932,719	896,791
Cash flows from investing activities:
Capital expenditures	(56,765)	(50,578)	(67,412)
Other, net	9,934	(7,960)	(9,169)
Net cash used in investing activities	(46,831)	(58,538)	(76,581)
Cash flows from financing activities:
Proceeds from Senior Notes offerings	700,000	—	—
Principal payments on Term Loan	(425,000)	—	—
Payments to settle exchangeable notes	(147,825)	—	—
Debt issuance costs	(8,811)	—	—
Proceeds from issuance of common stock pursuant to stock-based awards and employee stock purchase plan	6,659	13,584	19,916
Withholding taxes paid on behalf of employees on net settled stock- based awards	(128,543)	(11,441)	(5,933)
Purchase of treasury stock	(788,810)	(752,674)	(546,198)
Dividends	(186,255)	—	—
Purchase of noncontrolling interests	(84)	(1,291)	(1,872)
Other, net	(6,225)	(6,482)	19
Net cash used in financing activities	(984,894)	(758,304)	(534,068)
Total cash provided	48,655	115,877	286,142
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13,190	(12,324)	3,782
Net increase in cash, cash equivalents, and restricted cash	61,845	103,553	289,924
Cash, cash equivalents, and restricted cash at beginning of period	965,993	862,440	572,516
Cash, cash equivalents, and restricted cash at end of period	$1,027,838	$965,993	$862,440
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
During the years ended December 31, 2025 and 2024, the Company recognized expense of $692.7 million and $696.6 million, respectively, related to the amortization of these costs. The contract asset balances at
December 31, 2025, 2024, and 2023 related to costs to obtain a contract are $23.2 million, $28.6 million, and
$33.1 million, respectively, included in “Other current assets” in the accompanying consolidated balance sheet.
Accounts Receivables, Net of Allowance for Credit Losses
The majority of our users purchase our services through mobile app stores. At December 31, 2025, two mobile app stores accounted for approximately 74% and 19%, respectively, of our gross accounts receivables.
The comparable amounts at December 31, 2024 were 78% and 16%, respectively. We evaluate the credit worthiness of these two mobile app stores on an ongoing basis and do not require collateral from these entities.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balances are $151.3 million, $166.1 million, and $211.3 million at December 31, 2025, 2024, and 2023, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $166.1 million and $211.3 million of revenue that was included in the deferred revenue balance as of December 31,
2024 and 2023, respectively. At December 31, 2025 and 2024, there is no non-current portion of deferred revenue.
Disaggregation of Revenue
The following table presents disaggregated revenue:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Revenue:
Direct Revenue	$3,414,877	$3,417,978	$3,308,131
Indirect Revenue (principally advertising revenue)	72,320	61,395	56,373
Total Revenue	$3,487,197	$3,479,373	$3,364,504

Direct Revenue:
Tinder	$1,862,922	$1,940,619	$1,917,629
Hinge	690,870	550,435	396,485
Evergreen & Emerging(a)	593,763	642,988	691,426
Match Group Asia(b)	267,322	283,936	302,591
Total Direct Revenue	$3,414,877	$3,417,978	$3,308,131
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $68.6 million and $60.2 million at December 31, 2025 and 2024, respectively.
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
If measuring the estimated fair value of each operating unit, the Company uses a combination of an income approach and a market approach. Under the income approach, a discounted cash flow analysis is performed with assumptions and estimates of forecast operating cash flows including, revenue growth rates, profitability margins, and discount rates, which all vary among reporting units. The market approach utilizes the guideline public companies method and is based on revenue and income multiple data derived from publicly traded peer group companies. There are significant judgments inherent in each analysis, including estimating the amount and timing of expected future cash flows, the selection of appropriate discount rates, and the peer group companies used.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company performed a qualitative impairment assessment as of October 1, 2025 and 2024 and concluded that it was more likely than not that the fair values of each reporting unit exceeded their carrying values.
Indefinite-Lived Intangible Assets
The Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values. The Company performed a qualitative impairment assessment for certain indefinite-lived assets as of October 1, 2025 and concluded that it was more likely than not that the fair values of those indefinite-lived intangible assets exceeded their carrying values.
For assets in which a quantitative assessment is performed, the Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty discounted cash flow (“DCF”) valuation analysis.
Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the specific trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed when a quantitative assessment is performed based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rate used in the Company’s 2025 quantitative assessment as part of the annual indefinite-lived impairment assessment was 14%, and the royalty rate used was 6%.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded.
At December 31, 2025 and 2024, based on those indefinite-lived intangible assets for which a quantitative analyses was performed, none of the Company’s indefinite-lived intangible assets fair values were identified as being below 110% of their carrying value. While it is believed that the assumptions used in our quantitative analysis were reasonable, changes in these assumptions, including lowering forecasts for revenue and margin, lowering the long-term growth rate, or changes in the future discount rate assumptions, could result in a future impairment.
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
In connection with the annual impairment assessment, the Company reviews the useful lives for intangible assets and whether events or changes in circumstances indicate that an indefinite life may no longer be appropriate. During the year ended December 31, 2024, the Company reclassified certain indefinite-lived intangible assets with a carrying value of $47.2 million to the definite-lived intangible asset category because these assets were no longer considered to have an indefinite life. No such assets were identified during the year ended December 31, 2025.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of ROU assets, property and equipment, and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset group exceeds its fair value.
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
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and social media sites, and offline marketing. Advertising expense is $550.4 million, $546.8 million and $519.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Match Group shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from restricted stock units (“RSUs”), stock options and other commitments to issue common stock using the treasury stock or the as if converted methods, as applicable. See
“Note 9—Earnings per Share” for additional information on dilutive securities.
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of “other (expense) income, net.” See “Note 15—Consolidated Financial Statement Details” for
additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive loss into income. A gain of $0.8 million and less than
$0.1 million during the years ended December 31, 2025 and 2024, respectively, is included in “other income, net” in the accompanying consolidated statement of operations. There were no such gains or losses for the year ended December 31, 2023.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See “Note 10—Stock-based Compensation” for a discussion of the Company’s stock-based compensation plans.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements
Accounting pronouncements adopted by the Company
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, which requires additional disclosures around the income tax rate reconciliation and income taxes paid. The new standard is effective for our reporting on Form 10-K for the year ended December 31, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31,
2025 and continuing to provide the pre-ASU No. 2023-09 disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We adopted the new standard on a retrospective basis with the additional required disclosures included in Note 3—Income Taxes.
Accounting pronouncements not yet adopted by the Company
In November 2024, the FASB issued ASU No. 2024-03, which requires more detailed disclosures about specified categories of expenses, including employee compensation, within certain expense captions presented on the face of the income statement and to disclose selling expenses. ASU No. 2024-03 is effective for our annual reporting on Form 10-K for the year ended December 31, 2027 and within interim periods beginning on our Form 10-Q for the quarter ended March 31, 2028. The new standard may be applied prospectively or retrospectively, and early adoption is permitted. We expect ASU No. 2024-03 to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition. We are currently evaluating when we will adopt the ASU.
In November 2024, the FASB issued ASU No. 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishment of convertible debt. ASU No. 2024-04 is effective for our annual reporting on Form 10-K for the year ended December 31, 2026. The new standard may be applied prospectively or retrospectively, and early adoption is permitted. We intend to adopt ASU No. 2024-04 for the year ended December 31, 2026. The ASU adoption will only impact our results of operations and financial condition to the extent we have an induced conversion or extinguishment of our convertible debt.
In September 2025, the FASB issued ASU No. 2025-06, which updates the accounting for internal use software. The ASU updates the criteria that must be met for entities to begin capitalizing software costs. ASU No.
2025-06 is effective for the Company starting January 1, 2028. The new standard may be adopted prospectively, retrospectively, or via modified prospective transition method, and early adoption is permitted. We are currently evaluating ASU No. 2025-06 and its impact on our results of operations, cash flows, and financial condition and evaluating when we will adopt the ASU.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
U.S. and foreign income before income taxes are as follows:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
U.S.	$661,835	$677,842	$708,333
Foreign	84,168	26,214	68,448
Total	$746,003	$704,056	$776,781

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Current income tax provision:
Federal	$28,990	$106,510	$54,523
State	12,063	18,039	16,136
Foreign	46,554	43,146	28,038
Current income tax provision	87,607	167,695	98,697
Deferred income tax provision (benefit):
Federal	43,748	(2,672)	33,267
State	(1,545)	(5,916)	(669)
Foreign	2,732	(6,364)	(5,986)
Deferred income tax provision (benefit)	44,935	(14,952)	26,612
Income tax provision	$132,542	$152,743	$125,309
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“the Act”). The Act provides changes to U.S. federal tax law, including current expensing of U.S. research expenditures, immediate expensing of eligible capital expenditures, modifications to the limitation of business interest expense, and changes to other tax provisions impacting 2025 and later years. The provisions of the Act resulted in a reduction of 2025 cash tax payments, and we expect a reduction in the cash tax payments for 2026 as well. Additionally, the 2025 effective tax rate was negatively affected by the passage of the Act, primarily due to a lower deduction for U.S.
income derived from foreign sources as a result of the current expensing of U.S. research expenditures. We continue to monitor interpretive guidance related to the Act. The impacts of the legislation are reflected in the consolidated financial statements as of and for the year ended December 31, 2025.
A number of countries have enacted or are actively drafting legislation to implement the Organization for
Economic Cooperation and Development's international tax framework, including the Pillar II minimum tax regime. The Company analyzed the impact of enacted legislation and determined it does not have a material impact to the income tax provision. The Company is continuing to monitor future developments, including the newly-introduced side-by-side safe harbor, which would exclude U.S.-parented multinational enterprises from the scope of certain Pillar II taxes.
Cash paid for income taxes, net of refunds received, by jurisdiction are as follows:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
U.S. Federal	$35,772	$81,412	$62,293
U.S. State and Local	13,424	18,845	17,686
Foreign
Brazil	10,159	9,480	8,181
Canada	10,145	7,727	3,794
France	11,557	12,819	1,311
Japan	11,033	13,382	10,857
Other	7,428	1,817	(2,088)
Total Foreign	50,322	45,225	22,055
Total income taxes paid, net of refunds received	$99,518	$145,482	$102,034

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is primarily related to deferred tax assets for foreign net operating losses.

	December 31,
	2025	2024

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$155,548	$165,959
Tax credit carryforwards	49,277	71,222
Capitalized research expenses	99,442	127,428
Disallowed interest carryforwards	14,460	6,837
Stock-based compensation	25,622	30,671
Accrued expenses	36,451	19,963
Exchangeable notes	20,085	28,821
Lease liabilities	27,927	24,229
Other	8,620	6,066
Total deferred tax assets	437,432	481,196
Less valuation allowance	(161,210)	(156,710)
Deferred tax assets, net of valuation allowance	276,222	324,486
Deferred tax liabilities:
Intangible assets	(41,196)	(45,769)
Right-of-use assets	(24,010)	(19,981)
Property and equipment	(1,261)	(4,403)
Other	(4,430)	(3,546)
Total deferred tax liabilities	(70,897)	(73,699)
Net deferred tax assets	$205,325	$250,787
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.
At December 31, 2025, the Company has federal and state net operating losses (“NOLs”) of $5.0 million and $141.2 million, respectively. While subject to limitation under Section 382 of the Internal Revenue code, federal NOLs of $5.0 million are expected to be used through 2037. Of the state NOLs, $1.3 million can be carried forward indefinitely and $139.9 million will expire at various times between 2026 and 2045. State NOLs of
$100.4 million can be used against future taxable income without restriction and the remaining NOLs are subject to separate return limitations under applicable state law. At December 31, 2025, the Company has foreign NOLs of $625.4 million available to offset future income. Of these foreign NOLs, $108.9 million can be carried forward indefinitely and $516.5 million will expire at various times between 2026 and 2042. Foreign NOLs of
$564.6 million can be used against future taxable income without restriction and the remaining NOLs are subject to limitation under each respective taxing jurisdiction’s law. During 2025, the Company recognized tax benefits related to NOLs of $1.1 million. At December 31, 2025, the Company has foreign disallowed interest carryforwards of $51.7 million that can be carried forward indefinitely and can be used against future taxable income.
At December 31, 2025, the Company has tax credit carryforwards of $65.3 million. Of this amount, $63.6 million relates to state and foreign tax credits for research activities, of which $6.3 million will expire at various times between 2032 and 2045. Additionally, the Company has $1.7 million of other credits, primarily consisting of foreign employment tax credits which expire at various times between 2031 and 2032.

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
During the year ended December 31, 2025, we recorded a $4.5 million net increase to the valuation allowance, primarily related to an increase in the foreign disallowed interest carryforwards. At December 31,
2025, the Company had a valuation allowance of $161.2 million related to the portion of NOLs, credits, and other deferred tax assets for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows:

	Years Ended December 31,
	2025		2024		2023

	(In thousands)
Income tax provision at the federal statutory rate	$156,661	21.0%	$147,852	21.0%	$163,124	21.0%
State income taxes, net of federal benefit(a)	7,539	1.0%	15,866	2.3%	11,955	1.5%
Foreign tax effects
Brazil	10,449	1.4%	9,352	1.3%	7,956	1.0%
Canada
Change in valuation allowance	6,344	0.9%	7,521	1.1%	—	—%
Other	4,239	0.6%	5,300	0.8%	1,007	0.1%
Other foreign jurisdictions	11,171	1.5%	11,239	1.6%	4,817	0.6%
Effect of cross-border tax laws
Foreign derived intangible income deduction	(39,579)	(5.3)%	(41,392)	(5.9)%	(38,730)	(5.0)%
Foreign tax credits	(14,171)	(1.9)%	(9,414)	(1.3)%	(7,950)	(1.0)%
Other	186	—%	162	—%	—	—%
Tax credits
Research credits	(14,569)	(2.0)%	(9,761)	(1.4)%	(11,380)	(1.5)%
Change in valuation allowance	185	—%	—	—%	(31,251)	(4.0)%
Nontaxable or nondeductible items
Stock-based compensation	1,081	0.1%	18,950	2.7%	28,245	3.6%
Other	1,919	0.3%	4,007	0.6%	1,348	0.2%
Changes in uncertain tax positions	1,087	0.1%	(6,939)	(1.0)%	(3,832)	(0.5)%
Income tax provision	$132,542	17.8%	$152,743	21.7%	$125,309	16.1%
______________________
(a)The majority (greater than 50%) of the tax effect in this category was made up of New Jersey, New York, and New York City in 2025; Illinois, New Jersey, New York, New York City, and Pennsylvania in 2024; and
California, Illinois, New Jersey, New York, Pennsylvania and South Carolina in 2023.
The 2025 income tax provision was impacted by benefits from a lower tax rate on U.S. income derived from foreign sources and research credits.
The 2024 income tax provision was impacted by nondeductible stock-based compensation and state income taxes partially offset by benefits from a lower tax rate on U.S. income derived from foreign sources and research credits.
The 2023 income tax provision benefited primarily from (i) the release of a valuation allowance associated with U.S. foreign tax credits that we now expect to utilize, (ii) a lower tax rate on U.S. income derived from foreign sources, and (iii) the generation of research credits. These benefits were partially offset by state income taxes and nondeductible stock-based compensation.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2025	2024	2023

	(In thousands)
Balance at January 1	$48,664	$45,047	$43,340
Additions based on tax positions related to the current year	11,402	13,166	7,397
Additions for tax positions of prior years	8,272	921	4,532
Reductions for tax positions of prior years	(7,533)	(58)	(615)
Settlements	(279)	(9,615)	(852)
Expiration of applicable statute of limitations	(98)	(797)	(8,755)
Balance at December 31	$60,428	$48,664	$45,047
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Our income tax provision for each of the years ended December 31, 2025, 2024, and 2023, includes an increase (decrease) of interest and penalties of $2.0 million, $0.7 million, and $(0.3) million, respectively. At December 31, 2025 and 2024, noncurrent income taxes payable include accrued interest and penalties of $3.6 million and $1.6 million, respectively.
Match Group is routinely under audit by federal, state, local, and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of the Company’s federal income tax returns for years through December 31, 2019. Although the 2020 and 2021 tax years are closed to assessment, adjustments to taxable income may still be made if it impacts net operating loss or credit carryforwards coming out of that year. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2015. Although we believe that we have adequately reserved for our uncertain tax positions, the final tax outcome of these matters may vary significantly from our estimates.
At December 31, 2025 and 2024, unrecognized tax benefits, including interest, were $64.0 million and
$50.3 million, respectively. If unrecognized tax benefits at December 31, 2025 are subsequently recognized,
$58.5 million, net of related interest, would reduce income tax expense. The comparable amount as of
December 31, 2024 was $46.6 million.
Generally, our ability to distribute the $339.9 million cash and cash equivalents held by our foreign subsidiaries at December 31, 2025 is limited to that subsidiary’s distributable reserves and after considering other corporate legal restrictions. To the extent distributable from earnings, most foreign cash can be repatriated without significant tax costs. The remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is indefinitely reinvested, and the determination of any deferred tax liability on this amount is not practicable.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, are as follows:

	December 31,
	2025	2024

	(In thousands)
Goodwill	$2,339,350	$2,310,730
Intangible assets with indefinite lives	105,583	96,931
Intangible assets with definite lives, net	87,346	118,517
Total goodwill and intangible assets, net	$2,532,279	$2,526,178
The following table presents the balance of goodwill, including the changes in the carrying value of goodwill, for the years ended December 31, 2025 and 2024:

	Tinder	Hinge	Evergreen & Emerging	MG Asia	Total

	(In thousands)
Balance at December 31, 2023	$—	$—	$—	$—	$2,342,612
Foreign Exchange Translation	—	—	—	—	(19,883)
Other Adjustments	—	—	—	—	(2,997)
Reallocation to segments in the third quarter of 2024(a)	1,532,968	512,846	182,517	91,401	—
Foreign Exchange Translation	—	—	—	(9,002)	(9,002)
Balance at December 31, 2024	$1,532,968	$512,846	$182,517	$82,399	$2,310,730
Additions	—	—	27,533	—	27,533
Foreign Exchange Translation	—	—	—	1,087	1,087
Balance at December 31, 2025	$1,532,968	$512,846	$210,050	$83,486	$2,339,350
______________________
(a)Represents the reallocation of goodwill to four reporting units. As a result of the change to our operating segments in the third quarter of 2024, we reassessed our reporting units and determined that the four operating segments are also our reporting units for the purpose of evaluating goodwill for impairment. The Company re-allocated goodwill to each of the four reporting units based on their relative fair values as of September 30, 2024. This change in reporting units is considered a triggering event that requires a goodwill impairment assessment to be performed immediately before and after the change. There was no goodwill impairment identified in either the before or after impairment tests.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At
December 31, 2025 and 2024, intangible assets with definite lives are as follows:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted- Average Useful Life (Years)

	(In thousands)
Customer lists	$102,521	$(93,334)	$9,187	5.0
Patent and technology	44,837	(43,525)	1,312	10.0
Trade names	112,537	(35,690)	76,847	8.0
Other	18	(18)	—	—
Total	$259,913	$(172,567)	$87,346	7.7

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted- Average Useful Life (Years)

	(In thousands)
Customer lists	$100,218	$(71,659)	$28,559	5.0
Patent and technology	43,988	(38,547)	5,441	5.9
Trade names	104,463	(19,946)	84,517	7.9
Other	18	(18)	—	—
Total	$248,687	$(130,170)	$118,517	7.1
At December 31, 2025, amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
2026	$23,865
2027	14,678
2028	14,232
2029	12,595
2030 and thereafter	21,976
Total	$87,346
NOTE 5—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At December 31, 2025 and 2024, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $33.3 million and $19.3 million, respectively, and is included in
“Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) and cumulative upward adjustments to the carrying value of equity securities without readily determinable fair values held as of December 31, 2025 were $2.2 million and
$6.7 million, respectively. For the year ended December 31, 2025, we recognized impairments of $0.1 million and upward adjustments of $6.7 million, which are included in “Other income (expense), net” in the accompanying consolidated statement of operations. For the year ended December 31, 2024, there were no adjustments, either downward or upward, to the carrying value of equity securities without readily determinable fair values.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2025
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$224,837	$—	$224,837
Time deposits	—	151,890	151,890
Short-term investments:
Time deposits	—	3,461	3,461
Intangible assets:
Digital assets (cost basis of $10,167)	7,216	—	7,216
Total	$232,053	$155,351	$387,404

	December 31, 2024
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$264,008	$—	$264,008
Time deposits	—	121,000	121,000
Short-term investments:
Time deposits	—	4,734	4,734
Total	$264,008	$125,734	$389,742
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Current maturities of long-term debt, net (a)(b)	$(423,580)	$(416,966)	$—	$—
Long-term debt, net (a)(b)	$(3,549,099)	$(3,450,867)	$(3,848,983)	$(3,578,976)
______________________
(a)At December 31, 2025, the carrying value of current maturities of long-term debt, net includes unamortized debt issuance costs of $0.3 million. At December 31, 2025 and 2024, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $25.9 million and $26.0 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)At December 31, 2025, the fair value of the outstanding 2026 Exchangeable Notes and 2030
Exchangeable Notes is $417.0 million and $517.0 million, respectively. At December 31, 2024, the fair value of the outstanding 2026 Exchangeable Notes and 2030 Exchangeable Notes is $541.2 million and
$498.0 million, respectively.
At December 31, 2025 and 2024, the fair value of long-term debt, net is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 6—LONG-TERM DEBT, NET
Long-term debt, net consists of:

	December 31,
	2025	2024

	(In thousands)
Credit Facility due March 20, 2029(a)	$—	$—
Term Loan due February 13, 2027	—	425,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1	500,000	500,000
6.125% Senior Notes due September 15, 2033 (the “6.125% Senior Notes”); interest payable each March 15 and September 15, commencing on March 15, 2026	700,000	—
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	423,854	575,000
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total long-term debt	3,998,854	3,875,000
Less: Current maturities of long-term debt	423,854	—
Less: Unamortized original issue discount	1,043	2,554
Less: Unamortized debt issuance costs	24,858	23,463
Total long-term debt, net	$3,549,099	$3,848,983
______________________
(a)Subject to springing maturity, described below.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following diagram illustrates where debt is held in our corporate structure as of December 31, 2025.
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
At both December 31, 2025 and 2024, the Credit Facility has a borrowing capacity of $500 million. At both
December 31, 2025 and 2024, there were no outstanding borrowings, $0.6 million in outstanding letters of credit, and $499.4 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of December 31, 2025.
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
The Credit Agreement includes covenants that would limit the ability of MG Holdings II to pay dividends, make distributions, or repurchase MG Holdings II’s stock in the event MG Holdings II’s secured net leverage ratio exceeds 4.25 to 1.0, or if an event of default has occurred. The Credit Agreement includes additional covenants that limit the ability of MG Holdings II and its subsidiaries to, among other things, incur indebtedness, pay dividends, or make distributions. Obligations under the Credit Facility are unconditionally guaranteed by certain
MG Holdings II wholly-owned domestic subsidiaries and are also secured by the stock of certain MG Holdings II domestic and foreign subsidiaries. The outstanding borrowings, if any, under the Credit Facility have priority over the Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Senior Notes
The 6.125% Senior Notes were issued on August 20, 2025. The proceeds from these notes will be used to repay all of the outstanding 2026 Exchangeable Notes at, or prior to, their maturity and for general corporate purposes. At any time prior to September 15, 2028, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes be redeemed at the redemption prices set forth below, together with accrued and unpaid interest to the applicable redemption date:

Beginning September 15,	Percentage
2028	103.063%
2029	101.531%
2030 and thereafter	100.000%
The 3.625% Senior Notes were issued on October 4, 2021. The proceeds from these notes were used to redeem a portion of the then outstanding 0.875% Exchangeable Senior Notes due October 1, 2022 and for
general corporate purposes. At any time prior to October 1, 2026, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest to the applicable redemption date:

Beginning October 1,	Percentage
2026	101.813%
2027	101.208%
2028	100.604%
2029 and thereafter	100.000%
The 4.625% Senior Notes were issued on May 19, 2020, and are currently redeemable at par, together with accrued and unpaid interest. The proceeds from these notes were used to redeem then outstanding senior notes, to pay expenses associated with the offering, and for general corporate purposes.
The 4.125% Senior Notes were issued on February 11, 2020. The proceeds from these notes were used to fund a portion of a distribution in 2020. At any time prior to May 1, 2025, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole
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
The 5.00% Senior Notes were issued on December 4, 2017, and are currently redeemable at par, together with accrued and unpaid interest. The proceeds, along with cash on hand, were used to redeem then outstanding senior notes and pay the related call premium.
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to
1.0. At December 31, 2025, there were no limitations pursuant thereto. There are additional covenants in the
5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things,
(i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge, or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%, 5.625%, and 6.125% Senior Notes are less restrictive than the indentures governing the 5.00% Senior Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets.
The Senior Notes all rank equally in right of payment.
Exchangeable Notes
During 2019, Match Group FinanceCo 2, Inc. and Match Group FinanceCo 3, Inc., direct, wholly-owned subsidiaries of the Company, issued $575.0 million aggregate principal amount of 2026 Exchangeable Notes and
$575.0 million aggregate principal amount of 2030 Exchangeable Notes, respectively.
The 2026 and 2030 Exchangeable Notes (collectively the “Exchangeable Notes”) are guaranteed by the
Company but are not guaranteed by MG Holdings II or any of its subsidiaries.
The following table presents details of the outstanding exchangeable features:

	Number of shares of the Company’s Common Stock into which each $1,000 of Principal of the Exchangeable Notes is Exchangeable(a)	Approximate Equivalent Exchange Price per Share(a)	Exchangeable Date
2026 Exchangeable Notes	11.6945	$85.51	March 15, 2026
2030 Exchangeable Notes	12.1530	$82.28	October 15, 2029
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
There were not any 2026 or 2030 Exchangeable Notes presented for exchange during the years ended
December 31, 2025 and 2024. Neither of the 2026 and 2030 Exchangeable Notes were exchangeable as of
December 31, 2025.
On September 8, 2025, we repurchased $76.4 million aggregate principal amount of 2026 Exchangeable
Notes for $74.4 million in cash. The gain on extinguishment of the notes of $1.8 million is included in “other income, net” in the accompanying consolidated statement of operations. Additionally, on November 13, 2025, we repurchased $74.8 million aggregate principal amount of 2026 Exchangeable Notes for $73.4 million in cash.
The gain on extinguishment of the notes of $1.2 million is included in “other income, net” in the accompanying consolidated statement of operations.
At both December 31, 2025 and December 31, 2024, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on December 31, 2025 and December 31, 2024, respectively.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the components of the outstanding Exchangeable Notes as of December 31,
2025 and 2024:

	December 31, 2025		December 31, 2024
	2026 Exchangeable Notes	2030 Exchangeable Notes		2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Principal	$423,854	$575,000		$575,000	$575,000
Less: unamortized debt issuance costs	274	4,531		2,371	5,592
Net carrying value included in current maturities of long- term debt, net	$423,580	$—		$—	$—
Net carrying value included in long-term debt, net	$—	$570,469		$572,629	$569,408
The following table sets forth interest expense recognized related to the Exchangeable Notes for the years ended December 31, 2025, 2024, and 2023:

Year Ended December 31, 2025
	2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Contractual interest expense	$4,740	$11,500
Amortization of debt issuance costs	1,787	1,061
Total interest expense recognized	$6,527	$12,561

Year Ended December 31, 2024
	2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Contractual interest expense	$5,031	$11,500
Amortization of debt issuance costs	1,605	1,038
Total interest expense recognized	$6,636	$12,538

Year Ended December 31, 2023
	2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Contractual interest expense	$5,031	$11,500
Amortization of debt issuance costs	1,586	1,015
Total interest expense recognized	$6,617	$12,515
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In connection with the repurchase of $151.1 million in aggregate principal amount of 2026 Exchangeable
Notes in 2025; 1.8 million underlying shares of the Exchangeable Notes Hedges and Exchangeable Notes
Warrants relating to the 2026 Exchangeable Notes were settled for no value.
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at
December 31, 2025:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Hedges	5.0	$85.51
2030 Exchangeable Notes Hedges	7.0	$82.28

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Warrants	5.0	$131.67
2030 Exchangeable Notes Warrants	7.0	$131.73
______________________
(a)Subject to adjustment upon the occurrence of specified events.
Long-term debt maturities

Years Ending December 31,	(In thousands)
2026	$423,854
2027	450,000
2028	500,000
2029	350,000
2030	1,075,000
2031	500,000
2033	700,000
Total	3,998,854
Less: Current maturities of long-term debt	423,854
Less: Unamortized original issue discount	1,043
Less: Unamortized debt issuance costs	24,858
Total long-term debt, net	$3,549,099

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7—SHAREHOLDERS’ EQUITY
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
Reserved Common Shares
In connection with equity compensation plans, the Exchangeable Notes, and Exchangeable Notes
Warrants, 59.3 million shares of Match Group common stock are reserved at December 31, 2025.
Common Stock Repurchases
In January 2024, the Board of Directors approved a share repurchase program of up to $1.0 billion in aggregate value of shares of Match Group stock (the “January 2024 Share Repurchase Program”). On December
10, 2024, the Board of Directors authorized a new repurchase program of up to $1.5 billion in aggregate value of shares of Match Group common stock (the “December 2024 Share Repurchase Program”). The December 2024
Share Repurchase Program took effect when the January 2024 Share Repurchase Program was exhausted in
April 2025. Under the December 2024 Share Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The December 2024 Share Repurchase Program may be suspended or discontinued at any time.
During the years ended December 31, 2025, 2024, and 2023, we repurchased 24.7 million, 22.2 million and
13.5 million shares of our common stock, respectively, for aggregate consideration, on a trade date basis, of
$788.8 million, $752.7 million and $546.2 million, respectively.
Preferred Stock
The Company has authorized 100,000,000 shares, $0.01 par value per share, of preferred stock. No shares have been issued under this authorization.
Dividends
During the year ended December 31, 2025, total cash dividend payments were $186.3 million. No cash dividends were paid during the years ended December 31, 2024 or 2023. On February 3, 2026, the Company’s
Board of Directors declared a cash dividend of $0.20 per share of outstanding common stock, to stockholders of record as of the close of business on April 7, 2026, payable on April 21, 2026.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss. For the years ended December 31, 2025, 2024, and 2023, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Balance at January 1	$(449,611)	$(385,471)	$(369,182)
Other comprehensive income (loss)	26,200	(64,144)	(16,289)
Amounts reclassified into income	791	4	—
Net current period other comprehensive income (loss)	26,991	(64,140)	(16,289)
Balance at December 31	$(422,620)	$(449,611)	$(385,471)
At December 31, 2025, 2024, and 2023, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 9—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to
Match Group shareholders:

	Years Ended December 31,
	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net income	$613,461	$613,461	$551,313	$551,313	$651,472	$651,472
Net (income) loss attributable to noncontrolling interests	(15)	(15)	(37)	(37)	67	67
Impact from subsidiaries' dilutive securities	—	(7)	—	(24)	—	(81)
Dilutive impact of Exchangeable Notes, net of income tax(a)	—	10,155	—	12,691	—	12,684
Net income attributable to Match Group, Inc. shareholders	$613,446	$623,594	$551,276	$563,943	$651,539	$664,142

Denominator
Weighted average basic shares outstanding	242,676	242,676	260,299	260,299	275,773	275,773
Dilutive securities(b)(c)	—	6,612	—	5,367	—	4,114
Dilutive shares from Exchangeable Notes, if-converted(a)	—	13,187	—	13,397	—	13,397
Denominator for earnings per share— weighted average shares(b)(c)	242,676	262,475	260,299	279,063	275,773	293,284

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$2.53	$2.38	$2.12	$2.02	$2.36	$2.26

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding
Exchangeable Notes. For the years ended December 31, 2025, 2024 and 2023, the Company adjusted net income attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes. Dilutive shares were also included for the same series of Exchangeable Notes.
(b)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the years ended December 31, 2025,
2024, and 2023, 15.5 million, 17.3 million, and 15.9 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2025, 2024, and 2023, 2.7 million, 3.0 million, and 3.2 million market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 10—STOCK-BASED COMPENSATION
The Company currently has one active stock and annual incentive plan, which was approved by shareholders on June 21, 2024, and subsequently amended and restated with shareholder approval on June 18,
2025 (the 2024 plan). The Company also has three stock and annual incentive plans that have expired or no longer have shares available for the future grant of equity awards pursuant to which certain equity awards remain outstanding and which were adopted in 2015, 2017, and 2020. The 2015, 2017, and 2024 plans cover stock options to acquire shares of Match Group common stock, RSUs, PSUs, and stock settled stock appreciation rights denominated in the equity of certain of our subsidiaries. The 2024 plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2025, there were 18.7 million shares available for the future grant of equity awards under the 2024 plan. The 2020 plan covers certain stock options granted in 2020.
The 2024 plan has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the Company’s common stock on the grant date. The 2024 plan does not specify grant dates or vesting schedules of awards as those determinations have been delegated to the
Compensation and Human Resources Committee of Match Group’s Board of Directors (the “Committee”). Each
grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. RSUs,
PSUs, and market-based awards outstanding generally vest over a three- or four-year period.
Stock-based compensation expense recognized in the consolidated statement of operations includes expense related to the Company’s stock options, RSUs, market-based awards, PSUs for which vesting is considered probable, and equity instruments denominated in shares of subsidiaries. The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At
December 31, 2025, there is $304.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all outstanding equity-based awards, which is expected to be recognized over a weighted average period of approximately 1.9 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2025, 2024, and 2023 related to all stock-based compensation is $55.0 million, $28.7 million and $16.3 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended
December 31, 2025, 2024, and 2023 is $19.8 million, $5.8 million, and $3.2 million, respectively.
Stock Options
Stock options outstanding at December 31, 2025 and changes during the year ended December 31, 2025 are as follows:

	December 31, 2025
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2025	2,712	$21.39
Exercised	(1,768)	18.12
Expired	(173)	39.52
Outstanding and exercisable at December 31, 2025	771	$24.82	1.2	$8,668
The aggregate intrinsic value in the table above represents the difference between Match Group’s closing stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had option holders exercised their options on December 31, 2025. The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 is $28.2 million and $6.9 million, respectively. Cash received from Match Group stock option exercises for the years ended December 31, 2025, 2024, and 2023 was $0.4 million, $6.5 million, and $13.0 million, respectively.
Restricted Stock Units, Performance-Based Stock Units, and Market-Based Awards
RSUs, PSUs, and market-based awards are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of Match Group common stock. For market-based awards, the grant date fair value was estimated using (i) for awards that vest based on the Company’s market performance relative to other publicly-traded companies, a lattice model that incorporates a Monte Carlo simulation of the
Company’s total shareholder return relative to companies within the Nasdaq 100 Index or Nasdaq composite index over various performance periods (“rTSR Awards”) or (ii) for an award that vests based on the Company’s stock price, a lattice model that incorporates a Monte Carlo simulation of the Company’s stock price over various performance periods (“Value Creation Award”).
Each RSU, PSU, and market-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting conditions where certain performance targets set at the time of grant must be achieved before an award vests.
The number of market-based awards that ultimately vest for rTSR Awards is based on the Company’s market performance relative to certain other publicly-traded companies and for the Value Creation Award is based on the Company’s stock price. For RSU awards, the expense is measured at the grant date as the fair value of Match
Group common stock and expensed as stock-based compensation over the vesting term. For PSU awards, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-
based compensation over the vesting term if the performance targets are considered probable of being achieved.
RSUs, PSUs and market-based awards granted on or after February 1, 2024 are awarded dividend equivalents, which are subject to the same vesting conditions as the underlying award, and settled in Match
Group common stock.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unvested RSUs, PSUs, and market-based awards outstanding at December 31, 2025 and changes during the year ended December 31, 2025 are as follows:

	RSUs		PSUs		Market-based awards
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value

	(Shares in thousands)
Unvested at January 1, 2025	8,777	$43.12	1,454	$41.31	2,976	$69.58
Granted	7,349	33.74	—	—	2,765	40.97
Vested	(4,769)	45.59	(416)	40.53	(16)	49.19
Forfeited	(2,849)	37.54	(270)	38.28	(1,546)	47.97
Expired	—	—	—	—	(828)	123.42
Unvested at December 31, 2025	8,508	$35.51	768	$42.80	3,351	$42.73
______________________
(a)Represents the maximum shares issuable.
The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2025 and
2024, based on market prices of Match Group’s common stock on the grant date, was $33.74 and $35.78, respectively. The total fair value of RSUs that vested during the years ended December 31, 2025 and 2024 was
$217.4 million and $239.9 million, respectively. The total fair value of PSUs that vested during the years ended
December 31, 2025 and 2024 was $16.8 million and $10.0 million, respectively.
There were 2.8 million and 1.3 million market-based awards granted during the years ended December 31,
2025 and 2024, respectively. The vesting of the rTSR Awards granted in 2025 and 2024 are dependent upon the
Company’s total shareholder return relative to companies within the Nasdaq 100 Index or Nasdaq composite index over various performance periods. The vesting of the Value Creation Award granted in 2025 is dependent upon the fulfillment of both a service condition and the achievement of a stock price hurdle during the performance period. The service condition is such that half of the shares in each tranche will vest upon achievement of the hurdle, subject to a minimum service period, and the other half will vest at the end of the performance period. The market condition will be satisfied if the Company’s volume weighted average closing stock price equals or exceeds the specified price hurdles over a 45 day calendar period. If at the end of the performance period the Company has not hit the hurdle over a 45 day calendar period, but the volume weighted average price over the last 10 trading days equals or exceeds a specified price hurdle, the performance period will be extended by 90 days. The total fair value of market-based awards that vested during the year ended
December 31, 2025 was $0.8 million. No market-based awards vested during the year ended December 31,
2024.
Equity Instruments Denominated in Shares of Certain Subsidiaries
The Company has granted stock settled stock appreciation rights and restricted stock units, both denominated in the equity of a certain non-publicly traded subsidiary to employees of the subsidiary. These equity awards vest over a specified period of time. The value of the stock settled stock appreciation rights and restricted stock units are based on the equity value of the subsidiary. The stock settled stock appreciation rights awards only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. The fair value of the common stock of the subsidiary is generally determined through a third-party valuation pursuant to the terms of the respective subsidiary equity plan. The stock appreciation rights and restricted stock units are both settled on a net basis, with the award holder entitled to receive shares of Match Group common stock with a total value equal to the intrinsic value of the award at exercise, less applicable withholding taxes. The number of shares of Match Group common stock ultimately needed to settle these awards may vary significantly from the estimated number below as a result of movements in our stock price and/or a determination of fair value of the relevant subsidiary that differs from our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. At December 31, 2025, the number of

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
shares of Match Group common stock that would be required to settle these awards at estimated fair values, including vested and unvested awards, net of an assumed 50% withholding tax, is 3.1 million shares and would reduce the shares available for the future grant. The withholding taxes, which would be paid by the Company on behalf of the employees at exercise or vesting, required to settle the vested and unvested awards at estimated fair values on December 31, 2025 is $100.5 million assuming a 50% withholding tax rate. The corresponding number of shares and withholding tax amount as of December 31, 2024 were 2.9 million shares and
$95.3 million.
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
Under the ESPP, employees purchased 0.3 million shares at a weighted average price per share of $24.74 during the year ended December 31, 2025. At December 31, 2025, there were 1.9 million shares available for future issuance under the ESPP. At December 31, 2025, there is $0.6 million of unrecognized compensation cost, net of estimated forfeitures, related to the ESPP, which is expected to be recognized over a weighted average period of approximately 0.5 years.
Capitalization of Stock-Based Compensation
For the years ended December 31, 2025, 2024 and 2023, $11.0 million, $6.6 million, and $11.7 million, respectively, of stock-based compensation was capitalized related to the development of internal use software.
NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION
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

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Revenue:
Tinder	$1,924,711	$1,991,137	$1,963,610
Hinge	690,872	550,435	396,485
Evergreen & Emerging	608,093	654,168	700,925
MG Asia	268,166	284,522	303,484
Eliminations	(4,645)	(889)	—
Total	$3,487,197	$3,479,373	$3,364,504

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present the segment profitability measures, operating income (loss) and Adjusted
EBITDA, and a reconciliation of the total segment profitability measures to income before income taxes:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Operating income (loss):
Tinder	$832,638	$889,222	$955,519
Hinge	166,286	121,482	74,261
Evergreen & Emerging	63,266	66,088	82,460
MG Asia	6,258	(32,345)	(8,675)
Total segment operating income	1,068,448	1,044,447	1,103,565
Corporate and unallocated costs(a)	(195,919)	(221,135)	(186,669)
Interest expense	(147,551)	(160,071)	(159,887)
Other income, net	21,025	40,815	19,772
Income before income taxes	$746,003	$704,056	$776,781
______________________
(a)Includes stock-based compensation and depreciation related to corporate.

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Adjusted EBITDA:
Tinder	$941,351	$1,017,023	$1,049,360
Hinge	226,499	166,478	107,646
Evergreen & Emerging	140,436	170,418	163,796
MG Asia	66,375	60,806	61,790
Total segment Adjusted EBITDA	1,374,661	1,414,725	1,382,592
Corporate and unallocated costs	(138,270)	(162,358)	(124,059)
Stock-based compensation	(258,202)	(267,381)	(232,099)
Depreciation	(67,112)	(87,499)	(61,807)
Impairments and amortization of intangibles	(38,548)	(74,175)	(47,731)
Interest expense	(147,551)	(160,071)	(159,887)
Other income, net	21,025	40,815	19,772
Income before income taxes	$746,003	$704,056	$776,781
Corporate and unallocated costs includes 1) corporate expenses (such as executive management, investor relations, corporate development, board of director and public company listing fees), 2) portions of corporate services (such as legal, human resources, accounting, and tax), and 3) certain centrally managed services and technology that have not been allocated to the individual business segments (such as central trust and safety operations and certain shared software).

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. Interest income and other income, net are not allocated to individual segments as these are managed on a consolidated basis. The accounting policies for segment reporting are the same as for our consolidated financial statements.
The following tables present the significant segment expenses regularly reviewed by our CODM:

	Year Ended December 31, 2025
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$390,395	$176,095	$62,896	$61,610
Cost of acquisition	180,590	121,966	193,684	72,785
Variable expense	112,408	25,695	27,563	18,715
Employee compensation expense, excluding stock-based compensation expense	188,431	112,495	122,880	34,685
Other operating expenses(a)	111,536	28,122	60,634	13,996
Stock-based compensation(b)	89,586	56,279	38,548	21,052
Depreciation(b)	19,127	3,934	24,252	14,887
Impairment and amortization of intangible assets(b)	—	—	14,370	24,178

	Year Ended December 31, 2024
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$414,908	$151,467	$70,735	$63,292
Cost of acquisition	183,220	98,808	195,738	73,407
Variable expense	122,053	17,100	41,592	28,321
Employee compensation expense, excluding stock-based compensation expense	197,157	95,445	131,039	40,632
Other operating expenses(a)	56,776	21,137	44,646	18,064
Stock-based compensation(b)	90,141	42,673	54,922	25,818
Depreciation(b)	37,660	2,323	21,732	20,834
Impairment and amortization of intangible assets(b)	—	—	27,676	46,499

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2023
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$417,571	$110,093	$70,012	$70,251
Cost of acquisition	167,566	67,758	202,831	77,456
Variable expense	119,333	15,004	63,779	29,296
Employee compensation expense, excluding stock-based compensation expense	167,019	79,084	148,285	42,338
Other operating expenses(a)	42,761	16,900	52,222	22,353
Stock-based compensation(b)	68,644	31,459	50,268	23,399
Depreciation(b)	25,197	1,926	18,732	11,671
Impairment and amortization of intangible assets(b)	—	—	12,336	35,395
______________________
(a)Other operating expenses primarily consists of office rent, business software, travel, indirect taxes, and professional fees.
(b)Expense is a non-cash item and excluded from the profitability measure of Adjusted EBITDA.
Geographic Information
Revenue by geography is based on where the customer is located. The United States is the only country from which revenue is greater than 10 percent of total revenue. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Revenue
United States	$1,531,905	$1,593,611	$1,541,012
All other countries	1,955,292	1,885,762	1,823,492
Total	$3,487,197	$3,479,373	$3,364,504

	December 31,
	2025	2024

	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$101,947	$119,638
South Korea	14,846	16,608
All other countries	14,366	21,943
Total	$131,159	$158,189

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12—LEASES
The Company leases office space, data center facilities, and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company’s incremental borrowing rates on the lease commencement date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the options. Lease expense is recognized on a straight-line basis over the term of the lease. Leases with an initial term of twelve months or less (“short-term leases”) are not recorded on the accompanying consolidated balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities, and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Balance Sheet Classification	December 31, 2025	December 31, 2024

		(In thousands)
Assets:
Right-of-use assets	Other non-current assets	$101,932	$86,417

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$16,644	$19,213
Long-term lease liabilities	Other long-term liabilities	101,668	84,583
Total lease liabilities		$118,312	$103,796

Lease Cost	Income Statement Classification	Year Ended December 31, 2025	Year Ended December 31, 2024

		(In thousands)
Fixed lease cost	Cost of revenue	$2,004	$1,875
Fixed lease cost	General and administrative expense	21,399	22,032
Total fixed lease cost(a)		23,403	23,907

Variable lease cost	Cost of revenue	637	441
Variable lease cost	General and administrative expense	2,952	3,368
Total variable lease cost		3,589	3,809
Net lease cost		$26,992	$27,716
______________________
(a)Includes approximately $0.5 million and $0.6 million of short-term lease cost for the years ended
December 31, 2025 and December 31, 2024, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of lease liabilities as of December 31, 2025(a):

(In thousands)
2026	$24,452
2027	20,067
2028	19,862
2029	20,242
2030	16,911
After 2030	42,475
Total	144,009
Less: Interest	(21,842)
Less: Tenant improvement receivables	(3,855)
Present value of lease liabilities	$118,312
______________________
(a)Operating lease payments exclude $29.3 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate:

	December 31, 2025	December 31, 2024
Remaining lease term	7.1 years	7.2 years
Discount rate	4.39%	3.86%

	Year Ended December 31, 2025	Year Ended December 31, 2024

	(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$33,362	$11,420
Cash paid for amounts included in the measurement of lease liabilities	$24,741	$26,082
NOTE 13—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has funding commitments in the form of purchase obligations and surety bonds. The purchase obligations are $56.3 million for 2026, $73.6 million for 2027, and $70.3 million for 2028, for a total of
$200.2 million in purchase obligations. The purchase obligations primarily relate to web hosting service commitments.
Contingencies
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the
Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 3—
Income Taxes” for additional information related to income tax contingencies.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FTC Lawsuit Against Former Match Group
On September 25, 2019, the United States Federal Trade Commission (the “FTC”) filed a lawsuit in federal district court in Texas against the company formerly known as Match Group, Inc. See FTC v. Match Group, Inc.,
No. 3:19:cv-02281-K (Northern District of Texas). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com notified non-paying users that other users were attempting to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On March 24, 2022, the court granted our motion to dismiss with prejudice on Claims I and II of the complaint relating to communication notifications and granted our motion to dismiss with respect to all requests for monetary damages on Claims III and IV relating to the guarantee offer and chargeback policy. On July 19, 2022, the FTC filed an amended complaint adding Match Group, LLC as a defendant. The FTC is seeking up to approximately $257 million in damages and penalties. On September 11, 2023, both parties filed motions for summary judgment. On June 9,
2025, the parties reached an agreement in principle to settle the matter. The settlement was approved by the
Court, and payment of $14 million was made in the quarter ended September 30, 2025.
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”) notifying us that the DPC had commenced an inquiry examining Tinder’s compliance with GDPR, focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. On January 8,
2024, the DPC provided us with a preliminary draft decision alleging that certain of Tinder’s access and retention policies, largely relating to protecting the safety and privacy of Tinder’s users, violate GDPR requirements. We filed our response to the preliminary draft decision on March 15, 2024. Our consolidated financial statements do not reflect any provision for a loss with respect to this matter, as we do not believe there is a probable likelihood of an unfavorable outcome. However, based on the preliminary draft decision and giving due consideration to the uncertainties inherent in this process, there is at least a reasonable possibility of an exposure to loss, which could be anywhere between a nominal amount and $60 million, which we do not believe would be material to our business. We believe we have strong defenses to these claims and will defend vigorously against them.
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See
Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users over a certain age a higher price than younger users for subscriptions to its premium Tinder Plus service. Plaintiff seeks damages in an unspecified amount. On July 15, 2024, the court granted Plaintiff’s motion to certify a class of approximately 270,000 individuals based upon California Tinder Plus and Tinder Gold subscribers age 29 and over. On January 17, 2025, the court denied our motion to compel the class and the Plaintiff to arbitration. We filed a Notice of Appeal on January 24, 2025, and on April 18, 2025, the court stayed the case pending our appeal. On September 10, 2025, the parties agreed to settle the case on a class-wide basis for $60.5 million, which is included in our consolidated financial statements as “general and administrative expense” and a related accrual is included in “accrued expenses and other current liabilities.” On January 13, 2026, the court preliminarily approved the settlement agreement. The settlement amount was placed into escrow in January
2026, pending the final court approval.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14—BENEFIT PLANS
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
Matching contributions under the plans for the years ended December 31, 2025, 2024, and 2023 were
$14.1 million, $14.5 million and $14.0 million, respectively.
Matching contributions are invested in the same manner that each participant’s voluntary contributions are invested under the respective plans.
Internationally, Match Group also has or participates in various benefit plans, primarily defined contribution plans. The Company’s contributions for these plans for the years ended December 31, 2025, 2024 and 2023 were $4.7 million, $5.2 million, and $6.4 million, respectively.
NOTE 15—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2025	2024

	(In thousands)
Other current assets:
Prepaid expenses	$33,966	$40,936
Capitalized mobile app fees	23,153	28,629
Other	35,381	32,507
Other current assets	$92,500	$102,072

	December 31,
	2025	2024

	(In thousands)
Property and equipment, net:
Computer equipment and capitalized software	$327,047	$294,359
Buildings and building improvements	20,184	68,493
Leasehold improvements	61,588	60,536
Land	6,473	11,565
Furniture and other equipment	13,102	17,060
Projects in progress	26,661	13,354
	455,055	465,367
Accumulated depreciation and amortization	(323,896)	(307,178)
Property and equipment, net	$131,159	$158,189

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2025	2024

	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$112,121	$112,802
Accrued legal settlement	60,500	—
Accrued advertising expense	51,275	50,284
Accrued non-income taxes	28,937	41,133
Accrued interest expense	44,516	29,899
Dividend payable	44,181	47,776
Other	80,521	83,163
Accrued expenses and other current liabilities	$422,051	$365,057

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Other income, net:
Interest income	$21,935	$41,105	$26,772
Foreign currency losses	(8,316)	(579)	(7,919)
Other	7,406	289	919
Other income, net	$21,025	$40,815	$19,772
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	December 31,
	2025	2024	2023	2022

	(In thousands)
Cash and cash equivalents	$1,027,838	$965,993	$862,440	$572,395
Restricted cash included in other current assets	—	—	—	121
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flow	$1,027,838	$965,993	$862,440	$572,516
Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Cash paid during the year for interest	$123,973	$152,890	$152,481

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16—SUBSEQUENT EVENT
On February 6, 2026, the Company received notice from Apple that our Azar app would be removed from the Apple App Store (the “App Store”) within 15 days of the notice. This notice was generated as a result of a new evaluation by Apple of Azar’s compliance with Apple’s updated App Review Guidelines which were published on February 6, 2026. Specifically, Apple suggested that Azar’s core concept was random or anonymous chat, which Apple indicated was not allowed under the revised guidelines. On February 16, 2026, Apple notified the Company that after further discussion and deliberation, they reaffirmed their initial decision and the Azar app would be removed from the App Store as initially stated. Subsequently, Apple removed the Azar app from the App Store on February 22, 2026.
Revenue from the Azar app represented approximately 4% of the Company’s consolidated revenue for the years ended December 31, 2025 and 2024, a significant portion of which is processed through Apple’s App Store.
The Company continues to work with Apple to understand if modifications could result in the reinstatement of the Azar app to the App Store. There is no guarantee these efforts will be successful.
As a result of this decision, and depending on estimates of the impact and whether any of our mitigation efforts are successful, the Company will be evaluating the need for asset impairment charges during the quarter ending March 31, 2026. This evaluation includes, but is not limited to, the following assets that existed as of
December 31, 2025:
•$61 million of indefinite-lived intangible asset associated with the Azar brand;
•$9 million of definite-lived intangible asset associated with the Azar customer list;
•$14 million of capitalized software development costs associated with the Azar app; and
•$83 million of goodwill associated with our MG Asia reporting unit, which includes the operations of the
Azar and Pairs brands.

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal
Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway
Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2025, the
Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), Match Group management, including the CEO and the CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Based on that evaluation, there has been no such change during the quarter ended December 31, 2025.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Match Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31,
2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of
Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion,
Match Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 26, 2026

Item 9B.    Other Information
Insider Trading Arrangements
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f)
under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of
Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated by reference to
Match Group’s definitive Proxy Statement to be used in connection with its 2026 Annual Meeting of
Stockholders (the “2026 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of
Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401 of Regulation S-K relating to directors and executive officers of
Match Group is set forth in the sections entitled “Information Concerning Director Nominees and Other Board
Members” and “Information Concerning Match Group Executive Officers Who Are Not Directors,” respectively, in the 2026 Proxy Statement. The information required by Item 406 of Regulation S-K relating to Match Group’s
Code of Ethics is set forth under the caption “Item 1—Business–Additional information—Code of ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and
(d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2026 Proxy Statement and is incorporated herein by reference. With regard to the information required by Item 405 of Regulation S-K relating to compliance with Section 16(a) of the Exchange
Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2026 Proxy Statement under
“Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, employees, contractors and the Company. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our insider trading policies and procedures are filed with or incorporated by reference into this Annual Report on Form 10-K as Exhibits 19.1 and 19.2.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled “Executive Compensation” and “Director Compensation” in the 2026 Proxy
Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of
Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation
Committee Interlocks and Insider Participation” in the 2026 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report”
shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the
Securities Act or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of Match Group common stock required by Item 403 of Regulation S-
K and securities authorized for issuance under Match Group’s various equity compensation plans required by
Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial
Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2026 Proxy
Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Match Group required by
Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate
Governance,” respectively, in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of Match Group’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to Match Group by such firm is set forth in the sections entitled “Fees Paid to Our Independent
Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the
2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Match Group, Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2025 and 2024.
Consolidated Statement of Operations for the Years Ended December 31, 2025, 2024, and 2023.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2025, 2024, and
2023.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023.
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
Item 16. Form 10-K Summary
None.
EXHIBIT INDEX
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated, or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of Match Group, Inc.	8-K	001-34148	3.1	6/20/2025
3.2	Fifth Amended and Restated Bylaws of Match Group, Inc.	8-K	001-34148	3.2	6/20/2025
4.1	Description of Securities					†
4.2	Specimen Stock Certificate of Match Group Inc.	S-4/A	333-236420	4.3	4/28/2020
4.3	Indenture for 0.875% Senior Exchangeable Notes due 2026, dated as of May 28, 2019, among IAC FinanceCo 2, Inc., IAC/InterActiveCorp and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.)	8-K	000-20570	4.1	5/28/2019
4.4	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 2, Inc., Match Group, Inc. and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.), relating to the 0.875% Senior Exchangeable Notes due 2026	8-K	001-34148	4.5	7/2/2020

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.5	Indenture for 2.00% Senior Exchangeable Notes due 2030, dated as of May 28, 2019, among IAC FinanceCo 3, Inc., IAC/InterActiveCorp and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.)	8-K	000-20570	4.2	5/28/2019
4.6	Supplemental Indenture, dated as of June 30, 2020, among IAC FinanceCo 3, Inc., Match Group, Inc. and U.S. Bank National Association (as Successor Trustee to Computershare Trust Company, N.A.), relating to the 2.00% Senior Exchangeable Notes due 2030	8-K	001-34148	4.7	7/2/2020
4.7	Indenture, dated December 4, 2017, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	12/4/2017
4.8	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 5.000% Senior Notes due 2027	8-K	001-34148	4.9	7/2/2020
4.9	Indenture, dated May 19, 2020, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	5/20/2020
4.10	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the 4.625% Senior Notes due 2028	8-K	001-34148	4.11	7/2/2020
4.11	Indenture, dated as of February 15, 2019, between Match Group, Inc. and Computershare Trust Company, N.A. as Trustee	8-K	001-37636	4.1	2/15/2019
4.12	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 5.625% Senior Notes due 2029	8-K	001-34148	4.13	7/2/2020
4.13	Indenture, dated as of February 11, 2020, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee	8-K	001-37636	4.1	2/11/2020
4.14	Supplemental Indenture, dated as of June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC and Computershare Trust Company, N.A., as Trustee, relating to the issuance of the 4.125% Senior Notes due 2030	8-K	001-34148	4.15	7/2/2020
4.15	Indenture, dated as of October 4, 2021, between Match Group Holdings II, LLC and U.S. Bank National Association, as trustee	8-K	001-34148	4.1	10/5/2021
4.16	Indenture, dated as of August 20, 2025, between Match Group Holdings II, LLC and U.S. Bank Trust Company, National Association, as trustee	8-K	001-34148	4.1	8/20/2025
10.1	Match Group, Inc. 2020 Stock and Annual Incentive Plan (1)	S-4/A	333-236420	Annex F	4/28/2020
10.2	Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan (1)	8-K	001-37636	10.1	6/21/2018
10.3	First Amendment to Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan (1)	8-K	001-34148	10.5	7/2/2020
10.4	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. 2017 Stock and Annual Incentive Plan (1)	10-Q	001-37636	10.1	11/9/2017
10.5	Form of Award Agreement for Performance-based Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-34148	10.1	5/6/2022
10.6	Form of Award Agreement for Restricted Stock Units granted under the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-34148	10.2	5/6/2022

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.7	Match Group, Inc. 2015 Stock and Annual Incentive Plan (1)	8-K	001-37636	10.5	11/24/2015
10.8	First Amendment to Match Group, Inc. 2015 Stock and Annual Incentive Plan (1)	10-Q	001-37636	10.1	8/4/2017
10.9	Second Amendment to Match Group, Inc. 2015 Stock and Annual Incentive Plan (1)	8-K	001-34148	10.10	7/2/2020
10.10	Form of Award Agreement for Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan (1)	10-Q	001-34148	10.1	5/8/2024
10.11	Form of Award Agreement for Performance-based Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan (1)	10-Q	001-34148	10.2	5/8/2024
10.12	Match Group, Inc. Amended and Restated 2024 Stock and Annual Incentive Plan (1)	8-K	001-34148	10.1	6/20/2025
10.13	Form of Award Agreement for Restricted Stock Units granted under the Match Group, Inc. 2024 Stock and Annual Incentive Plan (1)					†
10.14	Form of Award Agreement for Performance-based Restricted Stock Units granted under the Match Group, Inc. 2024 Stock and Annual Incentive Plan (1)					†
10.15	Match Group, Inc. 2021 Global Employee Stock Purchase Plan (1)	10-Q	001-34148	10.2	8/6/2021
10.16	Employment Agreement between Match Group, Inc. and Spencer Rascoff, effective February 4, 2025 (1)	8-K	001-34148	10.1	2/4/2025
10.17	Employment Agreement between Match Group, Inc. and Hesam Hosseini, dated effective April 1, 2025 (1)	8-K	001-34148	10.1	3/3/2025
10.18	Employment Agreement, effective September 23, 2024, between Match Group, Inc. and Sean Edgett (1)	10-Q	001-34148	10.3	5/8/2025
10.19	First Amendment to the Employment Agreement between Match Group, Inc. and Sean Edgett, dated September 17, 2025	10-Q	001-34148	10.1	11/5/2025
10.20	Employment Agreement, dated as of May 3, 2022, between Match Group, Inc. and Bernard Kim.(1)	10-Q	001-34148	10.1	8/5/2022
10.21	Amended and Restated Employment Agreement, dated as of June 9, 2022, between Match Group, Inc. and Gary Swidler (1)	8-K	001-34148	10.1	6/10/2022
10.22	First Amendment to Amended and Restated Employment Agreement, dated as of January 26, 2023, between Match Group, Inc. and Gary Swidler (1)	8-K	001-34148	10.1	1/26/2023
10.23	Second Amendment to the Amended and Restated Employment Agreement between Match Group, Inc. and Gary Swidler, dated October 7, 2024 (1)	8-K	001-34148	10.2	10/7/2024
10.24	Third Amendment to the Amended and Restated Employment Agreement between Match Group, Inc. and Gary Swidler, dated March 1, 2025 (1)	8-K	001-34148	10.2	3/3/2025
10.25	Transition and Separation Agreement, dated October 1, 2024, between Match Group Americas, LLC and Jeanette Teckman (1)	10-Q	001-34148	10.4	5/8/2025
10.26	Summary of Non-Employee Director Compensation Arrangements (1)	10-Q	001-34148	10.1	8/1/2024
10.27	2020 Match Group, Inc. Deferred Compensation Plan for Non-Employee Directors (1)	8-K	001-34148	10.1	10/27/2020
10.28	Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	10-K	001-37636	10.11	3/28/2016

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.29	Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	001-37636	10.1	12/8/2016
10.30	Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	001-37636	10.1	8/17/2017
10.31	Amendment No. 5 dated as of December 7, 2018 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, and as further amended as of August 14, 2017, among Match Group, Inc. as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-37636	10.1	12/13/2018
10.32	Amendment No. 6 dated as of February 13, 2020 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017 and as further amended as of December 7, 2018, among Match Group, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-37636	10.1	2/20/2020
10.33	Joinder and Reaffirmation Agreement, dated as June 30, 2020, by and among Match Group, Inc., Match Group Holdings II, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, to the Credit Agreement, dated as of November 16, 2015, among Match Group, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, as amended	8-K	001-34148	10.25	7/2/2020
10.34	Amendment No. 7 dated as of March 26, 2021 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017, as further amended as of December 17, 2018 and as further amended as of February 13, 2020, among Match Group Holdings II, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	8-K	001-34148	10.1	3/31/2021
10.35	Amendment No. 8 dated as of June 21, 2023 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017, as further amended as of December 17, 2018, as further amended as of February 13, 2020 and as further amended as of March 26, 2021, among Match Group Holdings II, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto	10-Q	001-34148	10.1	8/3/2023

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.36
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
Group Holdings II, LLC, as borrower, the lenders party
thereto, JPMorgan Chase Bank, N.A., as
administrative agent and the other parties thereto.
		8-K	001-34148	10.1	3/22/2024
19.1	Match Group, Inc. Securities Trading Policy					†
19.2	Match Group Stock Repurchase Policies and Procedures	10-K	001-34148	19.2	2/27/2025
21.1	Subsidiaries of the Registrant as of December 31, 2025					†
23.1	Consent of Ernst & Young LLP.					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
97.1	Match Group, Inc. Compensation Recoupment Policy	10-K	001-34148	97.1	2/23/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
(1)Reflects management contracts and management and director compensatory plans.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant
has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2026	MATCH GROUP, INC.
	By:	/s/ STEVEN BAILEY
Steven Bailey
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2026:

Signature	Title

/s/ SPENCER RASCOFF	Chief Executive Officer and Director (Principal Executive Officer)
Spencer Rascoff

/s/ STEVEN BAILEY	Chief Financial Officer (Principal Financial Officer)
Steven Bailey

/s/ PHILIP D. EIGENMANN	Chief Accounting Officer (Principal Accounting Officer)
Philip D. Eigenmann

/s/ THOMAS J. McINERNEY	Chairman of the Board
Thomas J. McInerney

/s/ STEPHEN BAILEY	Director
Stephen Bailey

/s/ MELISSA BRENNER	Director
Melissa Brenner

/s/ KELLY CAMPBELL	Director
Kelly Campbell

/s/ DARRELL CAVENS	Director
Darrell Cavens

/s/ SHARMISTHA DUBEY	Director
Sharmistha Dubey

/s/ LAURA JONES	Director
Laura Jones

/s/ ANN L. McDANIEL	Director
Ann L. McDaniel

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ PAMELA S. SEYMON	Director
Pamela S. Seymon

Schedule II
MATCH GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Income		Charges to Other Accounts		Deductions		Balance at End of Period

	(In thousands)
2025
Allowance for credit losses	$379	$—	(a)	$(70)		$(5)	(d)	$304
Deferred tax valuation allowance	156,710	7,810	(h)	1,476	(f)	(4,786)	(b)	161,210
Other reserves	5,065							3,978
2024
Allowance for credit losses	$603	$75	(a)	$(300)		$1	(d)	$379
Deferred tax valuation allowance	159,675	8,860	(e)	(1,109)	(f)	(10,716)	(c)	156,710
Other reserves	7,466							5,065
2023
Allowance for credit losses	$387	$368	(a)	$(151)		$(1)	(d)	$603
Deferred tax valuation allowance	71,132	127,700	(b)	(142)	(f)	(39,015)	(g)	159,675
Other reserves	6,563							7,466
______________________
(a)Additions to the allowance for credit losses are charged to expense, net of the recovery of previous year expenses, if any.
(b)Amounts are primarily related to certain foreign net operating losses.
(c)Amount is primarily related to deferred rate changes in certain foreign jurisdictions.
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
(h)Amount is primarily related to foreign interest deductions.