Form 10-Q
period 2026-03-31
Match Group, Inc.
filed 2026-05-06
CIK 891103

As filed with the Securities and Exchange Commission on May 5, 2026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2026
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”
“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non- accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐    No ☑
As of April 30, 2026, there were 233,266,526 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31, 2026	December 31, 2025

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,020,095	$1,027,838
Short-term investments	3,298	3,461
Accounts receivable, net of allowance of $305 and $304, respectively	293,186	303,495
Other current assets	105,609	92,500
Total current assets	1,422,188	1,427,294
Property and equipment, net of accumulated depreciation and amortization of $333,895 and $323,896, respectively	138,877	131,159
Goodwill	2,336,995	2,339,350
Intangible assets, net of accumulated amortization of $174,673 and $172,567, respectively	152,411	192,929
Deferred income taxes	195,649	216,057
Other non-current assets	161,817	154,022
TOTAL ASSETS	$4,407,937	$4,460,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current maturities of long-term debt, net	$423,729	$423,580
Accounts payable	9,309	9,577
Deferred revenue	150,252	151,337
Accrued expenses and other current liabilities	323,303	422,051
Total current liabilities	906,593	1,006,545
Long-term debt, net	3,550,473	3,549,099
Income taxes payable	45,873	43,522
Deferred income taxes	1,781	10,732
Other long-term liabilities	121,334	104,309

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 303,494,423 and 300,166,909 shares issued; and 233,898,313 and 232,530,646 outstanding at March 31, 2026 and December 31, 2025, respectively	303	300
Additional paid-in capital	8,661,187	8,721,015
Retained deficit	(5,799,470)	(5,966,307)
Accumulated other comprehensive loss	(434,141)	(422,620)
Treasury stock; 69,596,110 and 67,636,263 shares, respectively	(2,645,996)	(2,585,892)
Total Match Group, Inc. shareholders’ equity	(218,117)	(253,504)
Noncontrolling interests	—	108
Total shareholders’ equity	(218,117)	(253,396)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,407,937	$4,460,811
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2026	2025

(In thousands, except per share data)
Revenue	$863,934	$831,178
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	210,656	236,908
Selling and marketing expense	163,030	157,096
General and administrative expense	89,128	111,520
Product development expense	116,805	120,854
Depreciation	14,132	21,729
Impairment and amortization of intangibles	33,767	10,478
Total operating costs and expenses	627,518	658,585
Operating income	236,416	172,593
Interest expense	(42,525)	(35,256)
Other income, net	6,640	2,616
Income before income taxes	200,531	139,953
Income tax provision	(33,686)	(22,382)
Net income	166,845	117,571
Net income attributable to noncontrolling interests	(8)	(1)
Net income attributable to Match Group, Inc. shareholders	$166,837	$117,570

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.71	$0.47
Diluted	$0.68	$0.44

Stock-based compensation expense by function:
Cost of revenue	$1,467	$1,835
Selling and marketing expense	2,608	2,742
General and administrative expense	19,762	27,006
Product development expense	34,730	38,811
Total stock-based compensation expense	$58,567	$70,394
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2026	2025

(In thousands)
Net income	$166,845	$117,571
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(11,523)	12,143
Total other comprehensive (loss) income	(11,523)	12,143
Comprehensive income	155,322	129,714
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(8)	(1)
Change in foreign currency translation adjustment attributable to noncontrolling interests	2	(6)
Comprehensive income attributable to noncontrolling interests	(6)	(7)
Comprehensive income attributable to Match Group, Inc. shareholders	$155,316	$129,707
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2026

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of December 31, 2025	$300	300,167	$8,721,015	$(5,966,307)	$(422,620)	$(2,585,892)	$(253,504)	$108	$(253,396)
Net income for the three months ended March 31, 2026	—	—	—	166,837	—	—	166,837	8	166,845
Other comprehensive loss, net of tax	—	—	—	—	(11,521)	—	(11,521)	(2)	(11,523)
Stock-based compensation expense	—	—	63,612	—	—	—	63,612	—	63,612
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	3	3,327	(76,406)	—	—	—	(76,403)	—	(76,403)
Dividend and dividend equivalent declared ($0.20 per share of Common Stock and Restricted Stock Units)	—	—	(54,132)	—	—	—	(54,132)	—	(54,132)
Dividend equivalent payable	—	—	7,344	—	—	—	7,344	—	7,344
Purchase of noncontrolling interest	—	—	97	—	—	—	97	(457)	(360)
Purchase of treasury stock	—	—	—	—	—	(60,104)	(60,104)	—	(60,104)
Adjustment of noncontrolling interests to fair value	—	—	(343)	—	—	—	(343)	343	—
Balance as of March 31, 2026	$303	303,494	$8,661,187	$(5,799,470)	$(434,141)	$(2,645,996)	$(218,117)	$—	$(218,117)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Three Months Ended March 31, 2025

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

			(In thousands)
Balance as of December 31, 2024	$294	294,432		$8,756,482	$(6,579,753)	$(449,611)	$(1,791,071)	$(63,659)	$2	$(63,657)
Net income for the three months ended March 31, 2025	—	—		—	117,570	—	—	117,570	1	117,571
Other comprehensive income, net of tax	—	—		—	—	12,137	—	12,137	6	12,143
Stock-based compensation expense	—	—		72,512	—	—	—	72,512	—	72,512
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	4	3,229		(78,374)	—	—	—	(78,370)	—	(78,370)
Dividend and dividend equivalent declared ($0.19 per share of Common Stock and Restricted Stock Units)	—	—		(50,057)	—	—	—	(50,057)	—	(50,057)
Dividend equivalent payable	—	—		2,807	—	—	—	2,807	—	2,807
Purchase of noncontrolling interest	—	—		—	—	—	—	—	(84)	(84)
Purchase of treasury stock	—	—		—	—	—	(195,577)	(195,577)	—	(195,577)
Adjustment of noncontrolling interests to fair value	—	—		(75)	—	—	—	(75)	75	—
Balance as of March 31, 2025	$298	297,661		$8,703,295	$(6,462,183)	$(437,474)	$(1,986,648)	$(182,712)	$—	$(182,712)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net income	$166,845	$117,571
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	58,567	70,394
Depreciation	14,132	21,729
Impairments and amortization of intangibles	33,767	10,478
Deferred income taxes	11,641	(3,722)
Other adjustments, net	2,211	5,325
Changes in assets and liabilities
Accounts receivable	8,992	2,510
Other assets	(9,450)	15,230
Accounts payable and other liabilities	(98,042)	(49,339)
Income taxes payable and receivable	6,491	11,525
Deferred revenue	(796)	(8,584)
Net cash provided by operating activities	194,358	193,117
Cash flows from investing activities:
Capital expenditures	(20,384)	(15,427)
Other, net	—	(1,067)
Net cash used in investing activities	(20,384)	(16,494)
Cash flows from financing activities:
Principal payments on Term Loan	—	(425,000)
Proceeds from issuance of common stock pursuant to stock-based awards and employee stock purchase plan	—	378
Withholding taxes paid on behalf of employees on net settled stock-based awards	(74,848)	(78,749)
Purchase of treasury stock	(60,104)	(188,676)
Dividends	(44,189)	(47,791)
Purchase of noncontrolling interests	(232)	(84)
Other, net	—	(374)
Net cash used in financing activities	(179,373)	(740,296)
Total cash used	(5,399)	(563,673)
Effect of exchange rate changes on cash and cash equivalents	(2,344)	7,102
Net decrease in cash and cash equivalents	(7,743)	(556,571)
Cash and cash equivalents at beginning of period	1,027,838	965,993
Cash and cash equivalents at end of period	$1,020,095	$409,422
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
In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2025 was
$151.3 million. During the three months ended March 31, 2026, the Company recognized $126.9 million of revenue that was included in the deferred revenue balance as of December 31, 2025. The current deferred revenue balance at March 31, 2026 is $150.3 million. At March 31, 2026 and December 31,
2025, there was no non-current portion of deferred revenue.
Practical Expedients and Exemptions
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended March 31,
	2026	2025

(In thousands)
Revenue:
Direct Revenue	$847,858	$812,449
Indirect Revenue (principally advertising revenue)	16,076	18,729
Total Revenue	$863,934	$831,178

Direct Revenue:
Tinder	$454,697	$447,403
Hinge	194,497	152,241
Evergreen & Emerging(a)	139,144	149,150
Match Group Asia(b)	59,520	63,655
Total Direct Revenue	$847,858	$812,449
______________________
(a)Primarily consists of the brands Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands.
(b)Consists of the brands Pairs™ and Azar®.
Recent Accounting Pronouncements
Accounting pronouncements adopted by the Company
In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishment of convertible debt. We adopted
ASU No. 2024-04 effective January 1, 2026. We adopted the new standard on a prospective basis. No induced conversions have occurred in the period of adoption.
Accounting pronouncements not yet adopted by the Company
In November 2024, the FASB issued ASU No. 2024-03, which requires more detailed disclosures about specified categories of expenses, including employee compensation, within certain expense captions presented on the face of the income statement, and disclosure of selling expenses. ASU No.
2024-03 is effective for our annual reporting on Form 10-K for the year ended December 31, 2027 and within interim periods beginning on our Form 10-Q for the quarter ended March 31, 2028. The new standard may be applied prospectively or retrospectively, and early adoption is permitted. We expect
ASU No. 2024-03 to only impact our disclosures with no impact to our results of operations, cash flows, and financial condition. We are currently evaluating when we will adopt the ASU.
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
For the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $33.7 million and $22.4 million, respectively.
The effective tax rates for the three-month periods in 2026 and 2025 of 17% and 16%, respectively, were lower than the statutory rate primarily due to excess tax benefits generated by the exercise and vesting of stock-based awards, U.S. income derived from foreign sources, and research credits. These effects were partially offset by nondeductible stock-based compensation and state income taxes.
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
At March 31, 2026 and December 31, 2025, unrecognized tax benefits, including interest and penalties, were $67.1 million and $64.0 million, respectively. If unrecognized tax benefits at March 31,
2026 are subsequently recognized, income tax expense would be reduced by $66.2 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2025 was $58.5 million.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended March 31,
2026 and 2025 were not material. At March 31, 2026, noncurrent income taxes payable includes accrued interest and penalties of $4.1 million. The comparable amount as of December 31, 2025 was
$3.6 million.
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both March 31, 2026 and December 31, 2025, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $33.3 million, and is included in
“Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
adjustments (including impairments) and upward adjustments to the carrying value of equity securities without readily determinable fair values through March 31, 2026 were $2.2 million and $6.7 million, respectively. For both the three months ended March 31, 2026 and 2025, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of March 31, 2026 and
December 31, 2025, the Company has elected the measurement alternative. For both the three months ended March 31, 2026 and 2025, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

	March 31, 2026
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$172,537	$—	$172,537
Time deposits	—	147,883	147,883
Short-term investments:
Time deposits	—	3,298	3,298
Intangible assets:
Digital assets (cost basis of $10,167)	4,174	—	4,174
Total	$176,711	$151,181	$327,892

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	December 31, 2025
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$224,837	$—	$224,837
Time deposits	—	151,890	151,890
Short-term investments:
Time deposits	—	3,461	3,461
Intangible assets:
Digital assets Digital assets (cost basis of $10,167)	7,216	—	7,216
Total	$232,053	$155,351	$387,404
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
During the quarter ended March 31, 2026, Apple removed the Azar app from the Apple App Store following a February 6, 2026 update to Apple’s App Review Guidelines. Updates were subsequently made to the app to comply with the updated guidelines, which led to the reinstatement of a new version of the Azar app. Based on these recent events, the financial outlook for Azar changed and the Company performed impairment assessments for the non-financial assets associated with Azar. An impairment charge of $25.2 million related to the Azar trade name was recognized in the quarter ended March 31,
2026 based on a $33.4 million current fair value, which was determined using an avoided royalty discounted cash flow valuation. The Company also reclassified the Azar trade name from indefinite-
lived intangible assets to the definite-lived intangible asset category as of March 31, 2026. There were no other impairments identified for any other long-lived assets associated with Azar or the goodwill associated with the MG Asia reporting unit as of March 31, 2026.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Current maturities of long-term debt (a) (b)	$(423,729)	$(420,675)	$(423,580)	$(416,966)
Long-term debt, net (a) (b)	$(3,550,473)	$(3,381,932)	$(3,549,099)	$(3,450,867)
______________________
(a)At March 31, 2026, the carrying value of current maturities of long-term debt, net includes unamortized debt issuance costs of $0.1 million. At March 31, 2026 and December 31, 2025, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $24.5 million and $25.9 million, respectively.
(b)At March 31, 2026, the fair value of the 2026 Exchangeable Notes and 2030 Exchangeable
Notes (described in “Note 4—Long-term Debt, net”) is $420.7 million and $512.8 million, respectively. At December 31, 2025, the fair value of the 2026 Exchangeable Notes and 2030
Exchangeable Notes is $417.0 million and $517.0 million, respectively.
At March 31, 2026 and December 31, 2025, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	March 31, 2026	December 31, 2025

	(In thousands)
Credit Facility due March 20, 2029(a)	$—	$—
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1	500,000	500,000
6.125% Senior Notes due September 15, 2033 (the “6.125% Senior Notes”); interest payable each March 15 and September 15	700,000	700,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”); interest payable each June 15 and December 15	423,854	423,854
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,998,854	3,998,854
Less: Current maturities of long-term debt	423,854	423,854
Less: Unamortized original issue discount	916	1,043
Less: Unamortized debt issuance costs	23,611	24,858
Total long-term debt, net	$3,550,473	$3,549,099
______________________
(a)Subject to springing maturity, described below.
Credit Facility
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”), is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for a revolving credit facility (the “Credit Facility”).
The Credit Facility has a borrowing capacity of $500 million. The maturity date of the Credit Facility is the earlier of (x) March 20, 2029 and (y) the date that is 91 days prior to the maturity date of the existing senior notes due 2027, 2028, or 2029, or any new indebtedness used to refinance such senior notes that matures prior to the date that is 91 days after March 20, 2029, in each case if and only if at least $250 million in aggregate principal amount of such debt is outstanding on such date. At both
March 31, 2026 and December 31, 2025, there were no outstanding borrowings, $0.6 million in outstanding letters of credit, and $499.4 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of March 31, 2026. Borrowings under the Credit Facility bear interest, at MG
Holdings II’s option, at a base rate or a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus an applicable margin based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.

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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings
II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at March 31, 2026. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%,
5.625%, and 6.125% Senior Notes are less restrictive than the indenture governing the 5.00% Senior
Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
The Senior Notes all rank equally in right of payment.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Exchangeable Notes
During 2019, Match Group FinanceCo 2, Inc. and Match Group FinanceCo 3, Inc., direct, wholly-
owned subsidiaries of the Company, issued $575.0 million aggregate principal amount of 2026
Exchangeable Notes and $575.0 million aggregate principal amount of 2030 Exchangeable Notes, respectively.
The 2026 and 2030 Exchangeable Notes (collectively the “Exchangeable Notes”) are guaranteed by the Company but are not guaranteed by MG Holdings II or any of its subsidiaries.
The following table presents details of the exchangeable features:

	Number of shares of the Company’s Common Stock into which each $1,000 of Principal of the Exchangeable Notes is Exchangeable(a)	Approximate Equivalent Exchange Price per Share(a)	Exchangeable Date
2026 Exchangeable Notes	11.7634	$85.01	March 15, 2026
2030 Exchangeable Notes	12.2246	$81.80	October 15, 2029
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
There were not any 2026 or 2030 Exchangeable Notes presented for exchange during the three months ended March 31, 2026. The 2030 Exchangeable Notes were not exchangeable as of March 31,
2026.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At both March 31, 2026 and December 31, 2025, there was no value in excess of the principal of each of the 2026 and 2030 Exchangeable Notes outstanding on an if-converted basis using the
Company’s stock price on March 31, 2026 and December 31, 2025, respectively.
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
The following table sets forth the components of the outstanding Exchangeable Notes as of
March 31, 2026 and December 31, 2025:

March 31, 2026			December 31, 2025
	2026 Exchangeable Notes	2030 Exchangeable Notes		2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Principal	$423,854	$575,000		$423,854	$575,000
Less: Unamortized debt issuance costs	125	4,264		274	4,531
Net carrying value included in current maturities of long-term debt, net	$423,729	$—		$423,580	$—
Net carrying value included in long-term debt, net	$—	$570,736		$—	$570,469
The following table sets forth interest expense recognized related to the Exchangeable Notes:

Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	2026 Exchangeable Notes	2030 Exchangeable Notes		2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Contractual interest expense	$927	$2,875		$1,258	$2,875
Amortization of debt issuance costs	149	267		395	261
Total interest expense recognized	$1,076	$3,142		$1,653	$3,136
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
The following tables present details of the Exchangeable Notes Hedges and Warrants outstanding at March 31, 2026:

	Number of Shares(a)	Approximate Equivalent Exchange Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Hedge	5.0	$85.01
2030 Exchangeable Notes Hedge	7.0	$81.80

	Number of Shares(a)	Weighted Average Strike Price per Share(a)

	(Shares in millions)
2026 Exchangeable Notes Warrants	5.0	$130.90
2030 Exchangeable Notes Warrants	7.0	$130.95
______________________
(a)Subject to adjustment upon the occurrence of specified events.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For both the three months ended March 31, 2026 and 2025, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Balance at January 1	$(422,620)	$(449,611)
Other comprehensive (loss) income before reclassifications	(11,525)	11,346
Amounts reclassified into income	4	791
Net period other comprehensive (loss) income	(11,521)	12,137
Balance at March 31	$(434,141)	$(437,474)
At both March 31, 2026 and 2025, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended March 31,
	2026		2025
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net income	$166,845	$166,845	$117,571	$117,571
Net income attributable to noncontrolling interests	(8)	(8)	(1)	(1)
Impact from subsidiaries’ dilutive securities	—	—	—	(4)
Dilutive impact of Exchangeable Notes, net of income tax(a)	—	2,919	—	3,173
Net income attributable to Match Group, Inc. shareholders	$166,837	$169,756	$117,570	$120,739

Denominator
Weighted average basic shares outstanding	233,441	233,441	251,130	251,130
Dilutive securities(b)(c)	—	6,037	—	7,341
Dilutive shares from Exchangeable Notes, if-converted(a)	—	11,999	—	13,457
Denominator for earnings per share—weighted average shares(b)(c)	233,441	251,477	251,130	271,928

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.71	$0.68	$0.47	$0.44
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For both the three months ended March 31, 2026 and 2025, the Company adjusted net income attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable Notes.
Dilutive shares were also included for the same series of Exchangeable Notes.
(b)If the effect is dilutive, weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three months ended
March 31, 2026 and 2025, 22.6 million and 25.1 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three months ended
March 31, 2026 and 2025, 2.5 million and 3.8 million market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7—SEGMENT INFORMATION
Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, analyzes the results of our business through four operating segments consisting of brands or groups of brands within our portfolio: Tinder, Hinge, Evergreen & Emerging, and MG Asia. These four operating segments are also our reportable segments. Our CODM primarily evaluates the operating results and performance of our segments through revenue, operating income, and Adjusted EBITDA. These financial metrics are used to view operating trends, perform analytical comparisons, compare performance between periods, and evaluate variances to forecast on a monthly basis.
The following table presents revenue by segment, which includes revenue from customers in the form of direct revenue, indirect revenue, which is primarily advertising revenue, and intersegment revenue, which is eliminated in consolidated results:

	Three Months Ended March 31,
	2026	2025

(In thousands)
Revenue:
Tinder	$468,638	$463,416
Hinge	194,497	152,243
Evergreen & Emerging	142,675	152,429
MG Asia	59,801	63,823
Eliminations	(1,677)	(733)
Total	$863,934	$831,178
The following tables present the segment profitability measures, operating income (loss) and
Adjusted EBITDA, and a reconciliation of the total segment profitability measures to income before income taxes:

	Three Months Ended March 31,
	2026	2025

(In thousands)
Operating income (loss):
Tinder	$215,924	$193,348
Hinge	56,112	28,625
Evergreen & Emerging	21,496	6,678
MG Asia	(17,595)	3,447
Total segment operating income	275,937	232,098
Corporate and unallocated costs(a)	(39,521)	(59,505)
Interest expense	(42,525)	(35,256)
Other income, net	6,640	2,616
Income before income taxes	$200,531	$139,953
______________________
(a)Includes stock-based compensation and depreciation related to corporate.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31,
	2026	2025

(In thousands)
Adjusted EBITDA:
Tinder	$237,052	$228,468
Hinge	70,517	42,575
Evergreen & Emerging	39,418	28,675
MG Asia	21,070	18,980
Total segment Adjusted EBITDA	368,057	318,698
Corporate and unallocated costs	(25,175)	(43,504)
Stock-based compensation	(58,567)	(70,394)
Depreciation	(14,132)	(21,729)
Impairment and amortization of intangibles	(33,767)	(10,478)
Interest expense	(42,525)	(35,256)
Other income, net	6,640	2,616
Income before income taxes	$200,531	$139,953
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
same as for our consolidated financial statements.
The following tables present the significant segment expenses regularly reviewed by our CODM:

	Three Months Ended March 31, 2026
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$88,769	$35,500	$10,857	$12,572
Cost of acquisition	57,000	35,968	46,065	10,687
Variable expense	25,746	9,761	6,505	3,604
Employee compensation expense, excluding stock-based compensation expense	45,429	35,150	28,666	8,732
Other operating expenses(a)	14,642	7,601	11,164	3,136
Stock-based compensation(b)	19,576	12,682	7,685	5,367
Depreciation(b)	1,552	1,723	6,573	3,195
Impairment and amortization of intangible assets(b)	—	—	3,664	30,103

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31, 2025
	Tinder	Hinge	Evergreen & Emerging	MG Asia

	(In thousands)
In-app purchase fees	$95,243	$41,667	$17,749	$14,422
Cost of acquisition	45,617	25,526	53,257	15,541
Variable expense	30,384	4,946	6,816	4,868
Employee compensation expense, excluding stock-based compensation expense	51,895	31,746	35,141	8,660
Other operating expenses(a)	11,809	5,783	10,791	1,352
Stock-based compensation(b)	25,315	13,232	12,227	4,834
Depreciation(b)	9,805	718	6,317	3,674
Amortization of intangible assets(b)	—	—	3,453	7,025
______________________
(a)Other operating expenses primarily consists of office rent, business software, travel, indirect taxes, and professional fees.
(b)Expense is a non-cash item and excluded from the profitability measure of Adjusted EBITDA.
NOTE 8—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 2—
Income Taxes” for additional information related to income tax contingencies.
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
•Evergreen & Emerging (“E&E”) consists of the world-wide activity of our Evergreen brands, including Match®, Meetic®, OkCupid®, Plenty Of Fish®, and a number of demographically focused brands, and our Emerging brands, including BLK®, Chispa™, The League®, Upward®,
Yuzu™, Salams®, HER™, and other smaller brands.
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
•General and administrative expense consists primarily of employee compensation expense and stock-based compensation expense for personnel engaged in executive management, finance, legal, tax, and human resources, fees for professional services (including transaction-
related costs for acquisitions), and facilities costs.
•Product development expense consists primarily of employee compensation expense and stock-based compensation expense that are not capitalized for personnel engaged in the design, development, testing, and enhancement of our services and related technology.
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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of March 31, 2026 and December 31, 2025, there was $0.6 million outstanding in letters of credit and $499.4 million of availability under the Credit Facility.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of March 31, 2026, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of March 31,
2026, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019.
As of March 31, 2026, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of March 31, 2026, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of
March 31, 2026, $500 million aggregate principal amount was outstanding.
•6.125% Senior Notes - MG Holdings II’s 6.125% Senior Notes due September 15, 2033, with interest payable each March 15 and September 15, which were issued on August 20, 2025.
The proceeds from the issuance of these notes will be used to repay all of the outstanding
2026 Exchangeable Notes at or prior to their maturity, and the remaining proceeds will be used for general corporate purposes. As of March 31, 2026, $700 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes due June 15, 2026
issued by Match Group FinanceCo 2, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each June 15 and December 15. As of March 31, 2026, $424 million aggregate principal amount was outstanding and is presented as a current liability.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030
issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January

15 and July 15. As of March 31, 2026, $575 million aggregate principal amount was outstanding.
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
For a more detailed description of the Company’s operating businesses, see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Azar Business Update
On February 22, 2026, Apple removed the Azar app from the Apple App Store following a February
6, 2026 update to Apple’s App Review Guidelines. Updates were subsequently made to the app to comply with the updated guidelines, which led to the reinstatement of a new version on April 6, 2026.
This temporary removal resulted in lower Direct Revenue for the three months ended March 31, 2026.
We also updated the business forecast associated with the Azar app, which resulted in an impairment of $25.2 million to the indefinite-lived asset associated with the Azar trade name.
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

Results of Operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Revenue

	Three Months Ended March 31,
	2026	$ Change	% Change	2025

(In thousands, except RPP)
Revenue
Direct Revenue:
Tinder	$454,697	$7,294	2%	$447,403
Hinge	194,497	42,256	28%	152,241
Evergreen & Emerging	139,144	(10,006)	(7)%	149,150
MG Asia	59,520	(4,135)	(6)%	63,655
Total Direct Revenue	847,858	35,409	4%	812,449
Indirect Revenue	16,076	(2,653)	(14)%	18,729
Total Revenue	$863,934	$32,756	4%	$831,178

Payers:
Tinder	8,632	(475)	(5)%	9,107
Hinge	1,957	260	15%	1,697
Evergreen & Emerging	2,019	(376)	(16)%	2,395
MG Asia	913	(86)	(9)%	999
Total	13,521	(677)	(5)%	14,198

(Change calculated using non-rounded numbers)
RPP:
Tinder	$17.56	$1.18	7%	$16.38
Hinge	$33.13	$3.23	11%	$29.90
Evergreen & Emerging	$22.97	$2.21	11%	$20.76
MG Asia	$21.74	$0.51	2%	$21.23
Total	$20.90	$1.83	10%	$19.07
Tinder Direct Revenue increased $7.3 million, or 2%. The increase in Direct Revenue was driven by a 7% increase in RPP, which was positively impacted by the weakening of the U.S. dollar compared to the Euro, partially offset by a 5% decrease in Payers. On a consistent foreign exchange rate basis,
Direct Revenue declined $13.1 million, or 3%.
Hinge Direct Revenue grew $42.3 million, or 28%. Revenue growth was driven by continued
growth in certain European expansion markets. Payers increased 15% compared to 2025, and RPP increased 11% over 2025. RPP was positively impacted by the weakening of the U.S. dollar compared to the Euro.
E&E Direct Revenue declined $10.0 million, or 7%. The decline at E&E was driven by a decline in
Payers of 16%, partially offset by increased RPP of 11%. RPP was positively impacted by the weakening of the U.S. dollar compared to the Euro.
MG Asia Direct Revenue declined $4.1 million, or 6%. Payers were down 9%, partially impacted by the temporary Azar app removal discussed in the Azar business update above. Partially offsetting this decline is an increase of 2% in RPP.
Indirect Revenue decreased due to lower direct advertisement revenue compared to 2025.

Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Cost of revenue	$210,656	$(26,252)	(11)%	$236,908
Percentage of revenue	24%			29%
Cost of revenue decreased across all segments primarily due to Payers shifting from app store payments to alternate payment methods, resulting in a decrease of $24.1 million within in-app purchase fees and an increase of $3.8 million in credit card processing fees.
Selling and marketing expense

	Three Months Ended March 31,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Selling and marketing expense	$163,030	$5,934	4%	$157,096
Percentage of revenue	19%			19%
Selling and marketing expense increased 4% primarily due to higher cost of acquisition expense at
Tinder and Hinge, partially offset by reductions at E&E and MG Asia.
General and administrative expense

	Three Months Ended March 31,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
General and administrative expense	$89,128	$(22,392)	(20)%	$111,520
Percentage of revenue	10%			13%
General and administrative expense decreased primarily due to Canada rescinding its digital sales tax resulting in a $10.2 million reversal of expense during the quarter, and a reduction in headcount decreasing employee compensation and stock-based compensation by $8.6 million and $7.2 million, respectively, primarily within Corporate and Unallocated Costs and E&E.
Product development expense

	Three Months Ended March 31,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Product development expense	$116,805	$(4,049)	(3)%	$120,854
Percentage of revenue	14%			15%
Product development expense decreased 3% primarily due to lower employee and stock-based compensation expense at Tinder, partially offset by increased employee and stock-based compensation expense at Hinge.

Depreciation

	Three Months Ended March 31,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Depreciation	$14,132	$(7,597)	(35)%	$21,729
Percentage of revenue	2%			3%
Depreciation was lower in 2026 compared to 2025 primarily due to a decrease in depreciation of internally developed software at Tinder as certain assets became fully depreciated in the prior year.
Impairments and amortization of intangibles

	Three Months Ended March 31,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Impairments and amortization of intangibles	$33,767	$23,289	222%	$10,478
Percentage of revenue	4%			1%
Impairments and amortization of intangibles increased primarily due to impairments of intangible assets at MG Asia of $25.2 million as discussed in the Azar business update above.

Net Income, Operating income, and Adjusted EBITDA

	Three Months Ended March 31,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Net income attributable to Match Group, Inc. shareholders	$166,837	$49,267	42%	$117,570

Operating income (loss)
Tinder	$215,924	$22,576	12%	$193,348
Hinge	56,112	27,487	96%	28,625
Evergreen & Emerging	21,496	14,818	222%	6,678
MG Asia	(17,595)	(21,042)	NM	3,447
Corporate and unallocated costs	(39,521)	19,984	(34)%	(59,505)
Operating income	$236,416	$63,823	37%	$172,593

Adjusted EBITDA
Tinder	$237,052	$8,584	4%	$228,468
Hinge	70,517	27,942	66%	42,575
Evergreen & Emerging	39,418	10,743	37%	28,675
MG Asia	21,070	2,090	11%	18,980
Corporate and unallocated costs	(25,175)	18,329	(42)%	(43,504)
Adjusted EBITDA	$342,882	$67,688	25%	$275,194
______________________
NM = Not meaningful
For a reconciliation of operating income to Adjusted EBITDA for each reportable segment, see
“Non-GAAP Financial Measures.”
•Tinder’s operating income was $215.9 million, up 12%, and Adjusted EBITDA was $237.1 million, up 4%, primarily due to the reduction in both in-app purchase fees and employee compensation expense, partially offset by an increase in cost of acquisition. Operating income further benefited from a reduction in depreciation and stock-based compensation expense.
•Hinge’s operating income was $56.1 million, an increase of 96%, and Adjusted EBITDA was
$70.5 million, an increase of 66%, primarily due to continued Payer growth, partially offset by increased cost of acquisition.
•E&E’s operating income was $21.5 million, an increase of $14.8 million, and Adjusted EBITDA was $39.4 million, an increase of 37%, both improving primarily due to a reduction in employee compensation expense, cost of acquisition, and in-app purchase fees. These reductions were partially offset by the decrease in revenue.
•MG Asia’s operating loss was $17.6 million, changing from operating income of $3.4 million in the prior year quarter, and Adjusted EBITDA was $21.1 million, up 11%. The operating loss is primarily due to impairments of intangible assets as discussed in the Azar business update above.
At March 31, 2026, there was $446.4 million of unrecognized compensation cost, net of estimated forfeitures, related to stock-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Interest expense

	Three Months Ended March 31,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Interest expense	$42,525	$7,269	21%	$35,256
Interest expense increased primarily due to the issuance of the 6.125% Senior Notes in August
2025, partially offset by the decrease in the outstanding balance of the Company’s former term loan which was repaid in full in January 2025.
Other income, net

	Three Months Ended March 31,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Interest Income	$8,678	$3,059	54%	$5,619
Foreign currency gains (losses)	1,267	4,349	NM	(3,082)
Other	(3,305)	(3,384)	(4,284)%	79
Other income, net	$6,640	$4,024	154%	$2,616
Income tax provision

	Three Months Ended March 31,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Income tax provision	$33,686	$11,304	51%	$22,382
Effective income tax rate	17%			16%
In 2026 and 2025, the effective rates of 17% and 16%, respectively, were lower than the statutory rate primarily due to the excess tax benefits generated by the exercise and vesting of stock-based awards, U.S. income derived from foreign sources, and research credits. These effects were partially offset by nondeductible stock-based compensation and state income taxes.
A number of countries have enacted or are actively drafting legislation to implement the
Organization for Economic Cooperation and Development's ("OECD") international tax framework, including the Pillar II minimum tax regime. The Company analyzed the impact of enacted legislation and determined it does not have a material impact to the income tax provision. The Company is continuing to monitor future developments, including the side-by-side safe harbor, which would exclude U.S.-
parented multinational enterprises from the scope of certain Pillar II taxes.
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

	Three Months Ended March 31, 2026
	Tinder	Hinge	E&E	MG Asia	Corporate & unallocate d costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders						$166,837
Add back:
Net income attributable to redeemable noncontrolling interests[a]						8
Income tax provision[a]						33,686
Other income, net[a]						(6,640)
Interest expense[a]						42,525
Operating income (loss)	$215,924	$56,112	$21,496	$(17,595)	$(39,521)	$236,416
Stock-based compensation expense	19,576	12,682	7,685	5,367	13,257	58,567
Depreciation	1,552	1,723	6,573	3,195	1,089	14,132
Impairment and amortization of intangibles	—	—	3,664	30,103	—	33,767
Adjusted EBITDA	$237,052	$70,517	$39,418	$21,070	$(25,175)	$342,882

	Three Months Ended March 31, 2025
	Tinder	Hinge	E&E	MG Asia	Corporate & unallocate d costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders						$117,570
Add back:
Net income attributable to redeemable noncontrolling interests[a]						1
Income tax provision[a]						22,382
Other income, net[a]						(2,616)
Interest expense[a]						35,256
Operating income (loss)	$193,348	$28,625	$6,678	$3,447	$(59,505)	$172,593
Stock-based compensation expense	25,315	13,232	12,227	4,834	14,786	70,394
Depreciation	9,805	718	6,317	3,674	1,215	21,729
Amortization of intangibles	—	—	3,453	7,025	—	10,478
Adjusted EBITDA	$228,468	$42,575	$28,675	$18,980	$(43,504)	$275,194
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
The following tables present the impact of foreign exchange effects on total revenue and Direct
Revenue by segment for the three months ended March 31, 2026, compared to the three months ended
March 31, 2025:

	Three Months Ended March 31,
	2026	$ Chang e	% Chan ge	2025

(Dollars in thousands)
Total Revenue, as reported	$863,934	$32,756	4%	$831,178
Foreign exchange effects	(31,625)
Total Revenue excluding foreign exchange effects	$832,309	$1,131	—%	$831,178

Tinder Direct Revenue, as reported	$454,697	$7,294	2%	$447,403
Foreign exchange effects	(20,464)
Tinder Direct Revenue, excluding foreign exchange effects	$434,233	$(13,170)	(3)%	$447,403

Hinge Direct Revenue, as reported	$194,497	$42,256	28%	$152,241
Foreign exchange effects	(5,919)
Hinge Direct Revenue, excluding foreign exchange effects	$188,578	$36,337	24%	$152,241

E&E Direct Revenue, as reported	$139,144	$(10,006)	(7)%	$149,150
Foreign exchange effects	(4,664)
E&E Direct Revenue, excluding foreign exchange effects	$134,480	$(14,670)	(10)%	$149,150

MG Asia Direct Revenue, as reported	$59,520	$(4,135)	(6)%	$63,655
Foreign exchange effects	(68)
MG Asia Direct Revenue, excluding foreign exchange effects	$59,452	$(4,203)	(7)%	$63,655

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2026	December 31, 2025

	(In thousands)
Cash and cash equivalents:
United States	$654,155	$687,987
All other countries	365,940	339,851
Total cash and cash equivalents	1,020,095	1,027,838
Short-term investments	3,298	3,461
Total cash and cash equivalents and short-term investments	$1,023,393	$1,031,299

Long-term debt:
Credit Facility due March 20, 2029(a)	$—	$—
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
6.125% Senior Notes due September 15, 2033	700,000	700,000
2026 Exchangeable Notes due June 15, 2026	423,854	423,854
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total debt	3,998,854	3,998,854
Less: Current maturities of long-term debt	423,854	423,854
Less: Unamortized original issue discount	916	1,043
Less: Unamortized debt issuance costs	23,611	24,858
Total long-term debt, net	$3,550,473	$3,549,099
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

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$194,358	$193,117
Net cash used in investing activities	(20,384)	(16,494)
Net cash used in financing activities	(179,373)	(740,296)
2026
Net cash provided by operating activities in 2026 includes adjustments to income of $58.6 million of stock-based compensation expense, $33.8 million of impairment and amortization of intangibles,
$14.1 million of depreciation, and $11.6 million of deferred income taxes. The decrease in cash from changes in working capital was primarily due to a decrease from accounts payable and other liabilities of $98.0 million as the settlement of $60.5 million from the Allan Candelore v. Tinder lawsuit was paid into escrow during the quarter in addition to the timing of other payments, and a decrease from other assets of $9.5 million. Partially offsetting these decreases was an increase from accounts receivable of
$9.0 million, and an increase from net income taxes of $6.5 million due to timing of payments.
Net cash used in investing activities in 2026 is capital expenditures of $20.4 million primarily related to internal development of software.
Net cash used in financing activities in 2026 is primarily due to payments of $74.8 million of withholding taxes paid on behalf of employees for net-settled stock-based awards, purchases of treasury stock of $60.1 million, and dividends paid of $44.2 million.
2025
Net cash provided by operating activities in 2025 includes adjustments to earnings of $70.4 million of stock-based compensation expense, $21.7 million of depreciation, and $10.5 million of impairments and amortization of intangibles. The decrease in cash from changes in working capital primarily consists of a decrease in accounts payable and other liabilities of $49.3 million, primarily related to the timing of payments, and a decrease in deferred revenue of $8.6 million primarily related to the decrease in revenue, partially offset by a decrease in other assets of $15.2 million and the increase in income taxes payable and receivable of $11.5 million due to timing of payments and receipts.
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
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of March 31, 2026, $499.4 million was available under the Credit
Facility. On April 23, 2026, we used $100 million of cash on hand to make a minority interest investment in Sniffies. We plan to use $424 million of cash on hand to repay the outstanding 2026 Exchangeable
Notes at or prior to their maturity in June 2026.
The Company has various obligations related to long-term debt instruments and operating leases.
For additional information on long-term debt, including maturity dates and interest rates, see “Note 4—
Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated
Financial Statements.” For additional information on operating lease payments, including a schedule of obligations by year, see “Note 12—Leases” to the consolidated financial statements included in “Item 8

—Consolidated Financial Statements and Supplementary Data” of the Company’s Annual Report on
Form 10-K for the year ended December 31, 2025. The Company believes it has sufficient cash flows from operations to satisfy these future obligations.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2026 cash capital expenditures will be between $65 million and $75 million, an increase to 2025 cash capital expenditures primarily due to an increase in computer hardware and leasehold improvements.
We have entered into various purchase commitments, primarily consisting of web hosting services.
Our obligations under these various purchase commitments are $21.7 million for the remainder of 2026,
$71.0 million for 2027, and $70.3 million for 2028.
At March 31, 2026, we do not have any off-balance sheet arrangements, other than as described above.
On December 10, 2024, the Board of Directors authorized a share repurchase program of up to
$1.5 billion in aggregate value of shares of Match Group common stock (the “Share Repurchase
Program”). Under the Share Repurchase Program, $876 million in aggregate value of shares of Match
Group common stock remains available for repurchase as of April 30, 2026. Under the Share
Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through
Rule 10b5-1 trading plans. The Share Repurchase Program may be commenced, suspended or discontinued at any time. During the three months ended March 31, 2026, we repurchased 2.0 million shares for $60.1 million on a trade date basis under the Share Repurchase Program. Between April 1 and April 30, 2026, we repurchased 0.7 million shares for $22.2 million on a trade date basis under the
Share Repurchase Program.
The Company currently settles substantially all stock-based awards on a net basis. Assuming all stock-based awards outstanding on April 30, 2026 were net settled at the closing price on that date, we would issue 9.1 million shares of common stock (of which 0.1 million are related to vested awards and
9.0 million are related to unvested awards) and, assuming a 50% withholding rate, would remit $340.5 million in cash for withholding taxes (of which $4.4 million is related to vested awards and $336.1 million is related to unvested awards). If we did not settle awards on a net basis and instead issued a sufficient number of shares to cover the $340.5 million employee withholding tax obligation, 9.1 million additional shares would be issued by the Company.
As of March 31, 2026, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the three months ended March 31, 2026, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2026, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on
Form 10-K for the year ended December 31, 2025.
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
FTC Investigation of Certain Subsidiary Data Privacy Representations
On March 19, 2020, the FTC issued an initial Civil Investigative Demand (“CID”) to the Company requiring us to produce certain documents and information regarding the allegedly wrongful conduct of
OkCupid in 2014 and our public statements in 2019 regarding such conduct and whether such conduct and statements were unfair or deceptive under the FTC Act. On May 26, 2022, the FTC filed a Petition to Enforce Match Civil Investigative Demand, and on June 20, 2025, the Court ordered that the FTC’s
Petition be granted in part and denied in part. See FTC v. Match Group, Inc., No. 1:22-mc-00054
(District of Columbia).  On February 23, 2026, the parties reached an agreement in principle to resolve the investigation. The settlement was approved by the FTC and filed with the Northern District of Texas on March 30, 2026, where it is pending final approval. Pursuant to the stipulated order, certain of the
Company’s subsidiaries agreed not to misrepresent their privacy practices, including with respect to the collection, use, or disclosure of personal information. The stipulated order also includes provisions allowing the FTC to monitor the subsidiaries’ compliance.

Securities Derivative Actions
In December 2024, purported Match Group stockholders filed two derivative complaints in the
Central District of California (nominally on behalf of the Company) against certain of Match Group, Inc.’s current and former executive officers and members of its board of directors, alleging violations of the federal securities laws and breach of fiduciary duty stemming from allegations that Match Group materially understated the challenges affecting its Tinder business and, as a result, understated the risk that Tinder's monthly active user count would not recover by the time the Company reported its financial results for the third fiscal quarter of 2024. See Hollin v. Kim, et al., No. 2:24-CV-10776 (Central District
of California), and Roy v Kim, et al., No. 2:24-cv-11007 (Central District of California). In August 2025, a
third derivative complaint was filed in the Central District of California alleging similar causes of action.
See Habedus v. Kim, et al., No. 2:25-cv-07171 (Central District of California). On September 9, 2025,
the court dismissed the Habedus derivative action with prejudice as to all defendants. On April 16,
2026, the court in the Roy derivative action granted the plaintiff's request to voluntarily dismiss the case without prejudice. As to the remaining derivative action, we believe that we have strong defenses to the allegations and will defend vigorously against them.
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
Item 1A.  Risk Factors
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that are not historical facts are
“forward looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “plans,”
“believes,” “will,” and “would,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Match Group’s future financial performance, Match Group’s business prospects and strategy, anticipated trends and prospects in the industries in which Match Group’s businesses operate and other similar matters. These forward-looking statements are based on Match Group management’s current expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: failure to retain existing users or add new users, or if users do not convert to paying users; competition; risks related to our restructuring and reorganization activities; our ability to attract and retain users through cost-effective marketing efforts; our reliance on a variety of third-party platforms, in particular, mobile app stores; our ability to realize reductions in in-app purchase fees; inappropriate actions by certain of our users could be attributed to us or may not be adequately prevented by us; dependence on our key personnel; volatile global economic conditions;
operational and financial risks in connection with acquisitions; impairment charges related to our intangible assets; operations in various international markets, including certain markets in which we have limited experience; foreign currency exchange rate fluctuations; challenges in measuring our user metrics and other estimates; the limited operating history of our newer brands and services makes it difficult to evaluate our current business and future prospects; impacts of climate change; the integrity of our and third parties’ systems and infrastructure; cyberattacks on our systems and infrastructure and cyberattacks experienced by third parties; our ability to access, collect, and use personal data about our users; breaches or unauthorized access of personal and confidential or sensitive user information that we maintain and store; challenges with properly managing the use of artificial intelligence; risks related to credit card payments; risks related to our use of “open source” software; complex and evolving U.S., foreign, and international laws and regulations; our ability to protect our intellectual property rights or accusations that we infringe upon the intellectual property rights of others; adverse outcomes in litigation; risks related to our taxation in multiple jurisdictions; risks related to our indebtedness; and
risks relating to ownership of our common stock.
Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the
Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2025. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition, and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report. Match Group does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2026.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 1 - 31, 2026	—	$—	—	$958,515,853
February 1 - 28, 2026	—	$—	—	958,515,853
March 1 - 31, 2026	1,959,847	$30.67	1,959,847	898,411,994
Total	1,959,847	$30.67	1,959,847	$898,411,994
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
Item 5.    Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f)
under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicate d)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Employment Agreement between Match Group, Inc. and Steven Bailey, dated October 7, 2024.	8-K	001-34148	10.1	10/7/2024
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2026	MATCH GROUP, INC.
	By:	/s/ STEVEN BAILEY
Steven Bailey
Chief Financial Officer

Signature	Title	Date

/s/ STEVEN BAILEY	Chief Financial Officer	May 5, 2026
Steven Bailey