Form 10-Q
period 2026-06-30
Match Group, Inc.
filed 2026-08-05
CIK 891103

As filed with the Securities and Exchange Commission on August 5, 2026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2026
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of July 31, 2026, there were 229,550,985 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2026	December 31, 2025

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$580,580	$1,027,838
Short-term investments	3,228	3,461
Accounts receivable, net of allowance of $306 and $304, respectively	279,307	303,495
Other current assets	89,111	92,500
Total current assets	952,226	1,427,294
Property and equipment, net of accumulated depreciation and amortization of $330,290 and $323,896, respectively	146,255	131,159
Goodwill	2,335,189	2,339,350
Intangible assets, net of accumulated amortization of $180,126 and $172,567, respectively	152,985	192,929
Deferred income taxes	180,442	216,057
Other non-current assets	266,818	154,022
TOTAL ASSETS	$4,033,915	$4,460,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current maturities of long-term debt, net	$—	$423,580
Accounts payable	26,609	9,577
Deferred revenue	152,738	151,337
Accrued expenses and other current liabilities	373,025	422,051
Total current liabilities	552,372	1,006,545
Long-term debt, net	3,551,878	3,549,099
Income taxes payable	48,806	43,522
Deferred income taxes	1,552	10,732
Other long-term liabilities	116,362	104,309

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 304,807,863 and 300,166,909 shares issued; and 229,905,859 and 232,530,646 outstanding at June 30, 2026 and December 31, 2025, respectively	305	300
Additional paid-in capital	8,663,665	8,721,015
Retained deficit	(5,628,924)	(5,966,307)
Accumulated other comprehensive loss	(441,337)	(422,620)
Treasury stock; 74,902,004 and 67,636,263 shares, respectively	(2,830,764)	(2,585,892)
Total Match Group, Inc. shareholders’ equity	(237,055)	(253,504)
Noncontrolling interests	—	108
Total shareholders’ equity	(237,055)	(253,396)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,033,915	$4,460,811
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Revenue	$853,105	$863,738	$1,717,039	$1,694,916
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	204,262	241,938	414,918	478,846
Selling and marketing expense	158,253	148,254	321,283	305,350
General and administrative expense	106,468	136,555	195,596	248,075
Product development expense	114,816	114,511	231,621	235,365
Depreciation	15,325	18,061	29,457	39,790
Impairment and amortization of intangibles	8,531	10,498	42,298	20,976
Total operating costs and expenses	607,655	669,817	1,235,173	1,328,402
Operating income	245,450	193,921	481,866	366,514
Interest expense	(42,381)	(32,160)	(84,906)	(67,416)
Other income (expense), net	11,579	(4,056)	18,219	(1,440)
Income before income taxes	214,648	157,705	415,179	297,658
Income tax provision	(44,102)	(32,227)	(77,788)	(54,609)
Net income	170,546	125,478	337,391	243,049
Net income attributable to noncontrolling interests	—	—	(8)	(1)
Net income attributable to Match Group, Inc. shareholders	$170,546	$125,478	$337,383	$243,048

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.73	$0.51	$1.45	$0.98
Diluted	$0.70	$0.49	$1.37	$0.93

Stock-based compensation expense by function:
Cost of revenue	$1,379	$1,715	$2,846	$3,550
Selling and marketing expense	2,726	3,124	5,334	5,866
General and administrative expense	22,968	25,736	42,730	52,742
Product development expense	34,948	36,892	69,678	75,703
Total stock-based compensation expense	$62,021	$67,467	$120,588	$137,861
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Net income	$170,546	$125,478	$337,391	$243,049
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(7,196)	36,500	(18,719)	48,643
Total other comprehensive (loss) income	(7,196)	36,500	(18,719)	48,643
Comprehensive income	163,350	161,978	318,672	291,692
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	—	—	(8)	(1)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	—	2	(6)
Comprehensive income attributable to noncontrolling interests	—	—	(6)	(7)
Comprehensive income attributable to Match Group, Inc. shareholders	$163,350	$161,978	$318,666	$291,685
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended June 30, 2026

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity

	(In thousands)
Balance as of March 31, 2026	$303	303,494	$8,661,187	$(5,799,470)	$(434,141)	$(2,645,996)	$(218,117)
Net income for the three months ended June 30, 2026	—	—	—	170,546	—	—	170,546
Other comprehensive loss, net of tax	—	—	—	—	(7,196)	—	(7,196)
Stock-based compensation expense	—	—	66,188	—	—	—	66,188
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	2	1,314	(17,769)	—	—	—	(17,767)
Dividend and dividend equivalents declared ($0.20 per share of Common Stock and Restricted Stock Units)	—	—	(46,907)	—	—	—	(46,907)
Dividend equivalent payable	—	—	966	—	—	—	966
Purchase of treasury stock	—	—	—	—	—	(184,768)	(184,768)
Balance as of June 30, 2026	$305	304,808	$8,663,665	$(5,628,924)	$(441,337)	$(2,830,764)	$(237,055)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended June 30, 2025

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of March 31, 2025	$298	297,661	$8,703,295	$(6,462,183)	$(437,474)	$(1,986,648)	$(182,712)	$—	$(182,712)
Net income for the three months ended June 30, 2025	—	—	—	125,478	—	—	125,478	—	125,478
Other comprehensive income, net of tax	—	—	—	—	36,500	—	36,500	—	36,500
Stock-based compensation expense	—	—	70,786	—	—	—	70,786	—	70,786
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	814	(7,953)	—	—	—	(7,953)	—	(7,953)
Dividend and dividend equivalent declared ($0.19 per share of Common Stock and Restricted Stock Units)			(47,344)	—	—	—	(47,344)	—	(47,344)
Purchase of treasury stock	—	—	—	—	—	(227,005)	(227,005)	—	(227,005)
Purchase of noncontrolling interest	—	—	(95)	—	—	—	(95)	—	(95)
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—	—	—	—	—	—	105	105
Dividend equivalent payable	—	—	1,464	—	—	—	1,464	—	1,464
Balance as of June 30, 2025	$298	298,475	$8,720,153	$(6,336,705)	$(400,974)	$(2,213,653)	$(230,881)	$105	$(230,776)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2026

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of December 31, 2025	$300	300,167	$8,721,015	$(5,966,307)	$(422,620)	$(2,585,892)	$(253,504)	$108	$(253,396)
Net income for the six months ended June 30, 2026	—	—	—	337,383	—	—	337,383	8	337,391
Other comprehensive loss, net of tax	—	—	—	—	(18,717)	—	(18,717)	(2)	(18,719)
Stock-based compensation expense	—	—	129,800	—	—	—	129,800	—	129,800
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	5	4,641	(94,175)	—	—	—	(94,170)	—	(94,170)
Dividend and dividend equivalent declared ($0.40 per share of Common Stock and Restricted Stock Units)	—	—	(101,039)	—	—	—	(101,039)	—	(101,039)
Dividend equivalent payable	—	—	8,310	—	—	—	8,310	—	8,310
Purchase of noncontrolling interest	—	—	97	—	—	—	97	(457)	(360)
Purchase of treasury stock	—	—	—	—	—	(244,872)	(244,872)	—	(244,872)
Adjustment of noncontrolling interests to fair value	—	—	(343)	—	—	—	(343)	343	—
Balance as of June 30, 2026	$305	304,808	$8,663,665	$(5,628,924)	$(441,337)	$(2,830,764)	$(237,055)	$—	$(237,055)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Six Months Ended June 30, 2025

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

			(In thousands)
Balance as of December 31, 2024	$294	294,432		$8,756,482	$(6,579,753)	$(449,611)	$(1,791,071)	$(63,659)	$2	$(63,657)
Net income for the six months ended June 30, 2025	—	—		—	243,048	—	—	243,048	1	243,049
Other comprehensive income, net of tax	—	—		—	—	48,637	—	48,637	6	48,643
Stock-based compensation expense	—	—		143,298	—	—	—	143,298	—	143,298
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	4	4,043		(86,327)	—	—	—	(86,323)	—	(86,323)
Dividend and dividend equivalent declared ($0.38 per share of Common Stock and Restricted Stock Units)	—	—		(97,401)	—	—	—	(97,401)	—	(97,401)
Dividend equivalent payable	—	—		4,271	—	—	—	4,271	—	4,271
Purchase of noncontrolling interest	—	—		(95)	—	—	—	(95)	(84)	(179)
Purchase of treasury stock	—	—		—	—	—	(422,582)	(422,582)	—	(422,582)
Adjustment of noncontrolling interests to fair value	—	—		(75)	—	—	—	(75)	75	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—		—	—	—	—	—	105	105
Balance as of June 30, 2025	$298	298,475		$8,720,153	$(6,336,705)	$(400,974)	$(2,213,653)	$(230,881)	$105	$(230,776)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Net income	$337,391	$243,049
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	120,588	137,861
Depreciation	29,457	39,790
Impairments and amortization of intangibles	42,298	20,976
Deferred income taxes	26,726	(7,908)
Other adjustments, net	(1,985)	15,721
Changes in assets and liabilities
Accounts receivable	22,487	(12,739)
Other assets	12,570	32,304
Accounts payable and other liabilities	(47,425)	(19,438)
Income taxes payable and receivable	20,060	(6,071)
Deferred revenue	2,032	(6,586)
Net cash provided by operating activities	564,199	436,959
Cash flows from investing activities:
Capital expenditures	(37,698)	(28,297)
Purchases of investments	(112,000)	—
Other, net	12	(25,976)
Net cash used in investing activities	(149,686)	(54,273)
Cash flows from financing activities:
Principal payments on Term Loan	—	(425,000)
Payments to settle exchangeable notes	(423,854)	—
Proceeds from issuance of common stock pursuant to stock-based awards and employee stock purchase plan	3,157	3,598
Withholding taxes paid on behalf of employees on net settled stock-based awards	(92,489)	(89,921)
Purchases of treasury stock	(245,400)	(419,676)
Dividends	(90,929)	(94,968)
Purchase of noncontrolling interests	(232)	(84)
Other, net	(6,010)	(6,225)
Net cash used in financing activities	(855,757)	(1,032,276)
Total cash used	(441,244)	(649,590)
Effect of exchange rate changes on cash and cash equivalents	(6,014)	18,840
Net decrease in cash and cash equivalents	(447,258)	(630,750)
Cash and cash equivalents at beginning of period	1,027,838	965,993
Cash and cash equivalents at end of period	$580,580	$335,243
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc., through its portfolio companies, is a leading provider of digital technologies designed to help people make meaningful connections. Our global portfolio of brands includes Tinder®,
Hinge®, Match®, Meetic®, OkCupid®, Pairs™, Plenty Of Fish®, Azar®, BLK®, and more, each built to increase our users’ likelihood of connecting with others. Through our trusted brands, we provide tailored services to meet the varying preferences of our users. Match Group has three operating segments,
Tinder, Hinge, and Everyone Everywhere.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2025 was
$151.3 million. During the six months ended June 30, 2026, the Company recognized $146.6 million of revenue that was included in the deferred revenue balance as of December 31, 2025. The current deferred revenue balance at June 30, 2026 is $152.7 million. At June 30, 2026 and December 31, 2025, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Revenue:
Direct Revenue	$839,933	$845,451	$1,687,791	$1,657,900
Indirect Revenue (principally advertising revenue)	13,172	18,287	29,248	37,016
Total Revenue	$853,105	$863,738	$1,717,039	$1,694,916

Direct Revenue:
Tinder	$457,464	$461,151	$912,161	$908,554
Hinge	203,533	167,505	398,030	319,746
Everyone Everywhere(a)	178,936	216,795	377,600	429,600
Total Direct Revenue	$839,933	$845,451	$1,687,791	$1,657,900
______________________
(a)Primarily consists of the brands Match®, Meetic®, OkCupid®, Plenty Of Fish®, Pairs™, Azar®,
and a number of demographically focused brands.
Recent Accounting Pronouncements
Accounting pronouncements adopted by the Company
In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishment of convertible debt. We adopted
ASU No. 2024-04 effective January 1, 2026. We adopted the new standard on a prospective basis. No induced conversions have occurred subsequent to the adoption of ASU 2024-04.
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
For the three months ended June 30, 2026 and 2025, the Company recorded an income tax provision of $44.1 million and $32.2 million, respectively. For the six months ended June 30, 2026 and
2025, the Company recorded an income tax provision of $77.8 million and $54.6 million, respectively.
The effective tax rates for the three-months ended June 30, 2026 and 2025 of 21% and 20%, respectively, were at or lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources and research credits. These effects were partially offset by state income taxes, nondeductible stock-based compensation, and foreign income taxed at higher rates. The effective tax rates for the six-months ended June 30, 2026 and 2025 of 19% and 18%, respectively, were lower than the statutory rate for the same reasons. The six-months ended June 30, 2026 and
2025 also included excess tax benefits generated by the exercise and vesting of stock-based awards.
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
At June 30, 2026 and December 31, 2025, unrecognized tax benefits, including interest and penalties, were $70.9 million and $64.0 million, respectively. If unrecognized tax benefits at June 30,
2026 are subsequently recognized, income tax expense would be reduced by $69.9 million, net of related deferred tax assets and interest. The comparable amount as of December 31, 2025 was $58.5 million.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended June 30,
2026 and 2025 were not material. At June 30, 2026, noncurrent income taxes payable includes accrued interest and penalties of $4.8 million. The comparable amount as of December 31, 2025 was $3.6 million.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At June 30, 2026 and December 31, 2025, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $145.3 million and $33.3 million, respectively, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The increase is primarily due to a $100.0 million minority investment in Sniffies.
The cumulative downward adjustments (including impairments) and upward adjustments to the carrying value of equity securities without readily determinable fair values through June 30, 2026 were
$1.1 million and $6.7 million, respectively. For both the six months ended June 30, 2026 and 2025, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of June 30, 2026 and
December 31, 2025, the Company has elected the measurement alternative. For both the three and six months ended June 30, 2026 and 2025, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

	June 30, 2026
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$166,704	$—	$166,704
Time deposits	—	17,000	17,000
Short-term investments:
Time deposits	—	3,228	3,228
Intangible assets:
Digital assets (cost basis of $15,167)	14,353	—	14,353
Total	$181,057	$20,228	$201,285

	December 31, 2025
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$224,837	$—	$224,837
Time deposits	—	151,890	151,890
Short-term investments:
Time deposits	—	3,461	3,461
Intangible assets:
Digital assets (cost basis of $10,167)	7,216	—	7,216
Total	$232,053	$155,351	$387,404
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Current maturities of long-term debt (a) (b)	$—	$—	$(423,580)	$(416,966)
Long-term debt, net (a) (b)	$(3,551,878)	$(3,420,771)	$(3,549,099)	$(3,450,867)
______________________
(a)At December 31, 2025, the carrying value of current maturities of long-term debt, net includes unamortized debt issuance costs of $0.3 million. At June 30, 2026 and December 31, 2025, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $23.1 million and $25.9 million, respectively.
(b)At June 30, 2026, the fair value of the 2030 Exchangeable Notes (described in “Note 4—Long-
term Debt, net”) is $523.4 million. At December 31, 2025, the fair value of the 2026
Exchangeable Notes (described in “Note 4—Long-term Debt, net”) and 2030 Exchangeable
Notes is $417.0 million and $517.0 million, respectively.
At June 30, 2026 and December 31, 2025, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	June 30, 2026	December 31, 2025

	(In thousands)
Credit Facility due March 20, 2029(a)	$—	$—
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1	500,000	500,000
6.125% Senior Notes due September 15, 2033 (the “6.125% Senior Notes”); interest payable each March 15 and September 15	700,000	700,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”)	—	423,854
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,575,000	3,998,854
Less: Current maturities of long-term debt	—	423,854
Less: Unamortized original issue discount	788	1,043
Less: Unamortized debt issuance costs	22,334	24,858
Total long-term debt, net	$3,551,878	$3,549,099
______________________
(a)Subject to springing maturity, described below.
Credit Facility
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”), is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for a revolving credit facility (the “Credit Facility”).
The Credit Facility has a borrowing capacity of $500 million. The maturity date of the Credit Facility is the earlier of (x) March 20, 2029 and (y) the date that is 91 days prior to the maturity date of the existing senior notes due 2027, 2028, or 2029, or any new indebtedness used to refinance such senior notes that matures prior to the date that is 91 days after March 20, 2029, in each case if and only if at least $250 million in aggregate principal amount of such debt is outstanding on such date. At both
June 30, 2026 and December 31, 2025, there were no outstanding borrowings, $0.6 million in outstanding letters of credit, and $499.4 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of June 30, 2026. Borrowings under the Credit Facility bear interest, at MG
Holdings II’s option, at a base rate or a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus an applicable margin based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.

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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings
II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at June 30, 2026. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%,
5.625%, and 6.125% Senior Notes are less restrictive than the indenture governing the 5.00% Senior
Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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
In June 2026, at maturity, the Company settled, at par, the outstanding aggregate principal amount of the 2026 Exchangeable Notes, paying $423.9 million.
The 2030 Exchangeable Notes are exchangeable, subject to adjustment upon the occurrence of specified events, at a rate of 12.3011 shares of the Company's common stock per $1,000 principal amount of notes, which represents an approximate equivalent exchange price of $81.29 per share. The
2030 Exchangeable Notes become exchangeable on October 15, 2029.
The 2030 Exchangeable Notes are guaranteed by the Company but are not guaranteed by MG
Holdings II or any of its subsidiaries.
As more specifically set forth in the indenture, the 2030 Exchangeable Notes are exchangeable under the following circumstances:
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
(3) if the issuer calls the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4) upon the occurrence of specified corporate events as further described in the indentures governing the notes.
On or after the exchangeable date, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their 2030
Exchangeable Notes regardless of the foregoing conditions. Upon exchange, the issuer, in its sole discretion, has the option to settle the 2030 Exchangeable Notes with cash, shares of the Company’s common stock, or a combination of cash and shares of the Company's common stock. Any shares issued in further settlement of the 2030 Exchangeable Notes would be offset by shares received upon exercise of the Exchangeable Note Hedges (described below).
There were not any 2026 or 2030 Exchangeable Notes presented for exchange during the six months ended June 30, 2026. The 2030 Exchangeable Notes were not exchangeable as of June 30,
2026.
At both June 30, 2026 and December 31, 2025, there was no value in excess of the principal of the 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on
June 30, 2026 and December 31, 2025, respectively.
Additionally, all or any portion of the 2030 Exchangeable Notes may be redeemed for cash, at the issuer’s option, at any time, if the last reported sale price of the Company’s common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the notice of redemption is provided, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the issuer provides notice of

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
redemption, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The following table sets forth the components of the outstanding Exchangeable Notes as of
June 30, 2026 and December 31, 2025:

June 30, 2026		December 31, 2025
	2030 Exchangeable Notes		2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Principal	$575,000		$423,854	$575,000
Less: Unamortized debt issuance costs	3,993		274	4,531
Net carrying value included in current maturities of long-term debt, net	$—		$423,580	$—
Net carrying value included in long-term debt, net	$571,007		$—	$570,469
The following table sets forth interest expense recognized related to the Exchangeable Notes:

Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	2026 Exchangeable Notes	2030 Exchangeable Notes		2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Contractual interest expense	$773	$2,875		$1,258	$2,875
Amortization of debt issuance costs	125	271		400	265
Total interest expense recognized	$898	$3,146		$1,658	$3,140

Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	2026 Exchangeable Notes	2030 Exchangeable Notes		2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Contractual interest expense	$1,700	$5,750		$2,516	$5,750
Amortization of debt issuance costs	274	538		795	526
Total interest expense recognized	$1,974	$6,288		$3,311	$6,276
The effective interest rate for the 2030 Exchangeable Notes is 2.2%.
Exchangeable Notes Hedges and Warrants
In connection with the 2030 Exchangeable Notes offering, the Company purchased call options
(the "Exchangeable Notes Hedges") allowing it to purchase, initially, the same number of shares issuable upon exchange of the 2030 Exchangeable Notes, at the price per share set forth below, subject to adjustment upon the occurrence of specified events. Additionally, in connection with the offerings of the 2026 Exchangeable Notes and the 2030 Exchangeable Notes, the Company sold warrants (the "Warrants") allowing the counterparty to purchase shares at the per share prices set forth below, subject to adjustment upon the occurrence of specified events.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The Exchangeable Notes Hedges are expected to reduce the potential dilutive effect on the
Company’s common stock upon any exchange of the 2030 Exchangeable Notes and/or offset any cash payment Match Group FinanceCo 3, Inc. is required to make in excess of the principal amount of the exchanged notes. The Warrants have a dilutive effect on the Company’s common stock to the extent that the market price per share of the Company’s common stock exceeds their respective strike prices.
At June 30, 2026, the outstanding Exchangeable Notes Hedges grant the Company the option to purchase 7.1 million shares of the Company's common stock, at an approximate equivalent exchange price of $81.29 per share.
At June 30, 2026, the outstanding Warrants associated with the 2030 Exchangeable Notes allow the counterparty to purchase 7.1 million shares of the Company's common stock, at a weighted average strike price of $130.14 per share.
The Warrants associated with the 2026 Exchangeable Notes remain outstanding until September
15, 2026 and allow the counterparty to purchase 5.0 million shares of the Company's common stock, at weighted average strike price of $130.08 per share.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For each of the three and six months ended June 30, 2026 and 2025, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended June 30,
	2026	2025

	(In thousands)
Balance at April 1	$(434,141)	$(437,474)
Other comprehensive (loss) income before reclassifications	(7,230)	36,500
Amounts reclassified into earnings	34	—
Net period other comprehensive (loss) income	(7,196)	36,500
Balance at June 30	$(441,337)	$(400,974)

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Balance at January 1	$(422,620)	$(449,611)
Other comprehensive (loss) income before reclassifications	(18,755)	47,846
Amounts reclassified into earnings	38	791
Net period other comprehensive (loss) income	(18,717)	48,637
Balance at June 30	$(441,337)	$(400,974)
At both June 30, 2026 and 2025, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net income	$170,546	$170,546	$125,478	$125,478
Impact from subsidiaries’ dilutive securities	—	—	—	(3)
Dilutive impact of Exchangeable Notes, net of income tax(a)	—	2,800	—	3,173
Net income attributable to Match Group, Inc. shareholders	$170,546	$173,346	$125,478	$128,648

Denominator
Weighted average basic shares outstanding	232,504	232,504	244,370	244,370
Dilutive securities(b)(c)	—	4,023	—	5,861
Dilutive shares from Exchangeable Notes, if-converted(a)	—	11,230	—	13,542
Denominator for earnings per share—weighted average shares(b)(c)	232,504	247,757	244,370	263,773

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.73	$0.70	$0.51	$0.49

	Six Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net income	$337,391	$337,391	$243,049	$243,049
Net income attributable to noncontrolling interests	(8)	(8)	(1)	(1)
Impact from subsidiaries’ dilutive securities	—	—	—	(7)
Dilutive impact of Exchangeable Notes, net of income tax(a)	—	5,718	—	6,346
Net income attributable to Match Group, Inc. shareholders	$337,383	$343,101	$243,048	$249,387

Denominator
Weighted average basic shares outstanding	232,970	232,970	247,731	247,731
Dilutive securities(b)(c)	—	5,030	—	6,601
Dilutive shares from Exchangeable Notes, if-converted(a)	—	11,620	—	13,500
Denominator for earnings per share—weighted average shares(b)(c)	232,970	249,620	247,731	267,832

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$1.45	$1.37	$0.98	$0.93

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For each of the three and six months ended June 30, 2026 and 2025, the Company adjusted net income attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable
Notes. Dilutive shares were also included for the same series of Exchangeable Notes.
(b)If the effect is dilutive, weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three and six months ended June 30, 2026, 13.9 million and 13.2 million potentially dilutive securities, respectively, and for the three and six months ended June 30, 2025, 22.1 million and 21.9 million, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2026, 1.8 million market-based awards and PSUs, and for both the three and six months ended June 30, 2025, 3.3 million market-based awards and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 7—SEGMENT INFORMATION
During the quarter ended June 30, 2026, our chief operating decision maker (“CODM”)
reorganized our brands into three operating segments following certain organizational and management changes. Specifically, the Evergreen and Emerging and MG Asia operating segments were combined into a new segment called “Everyone Everywhere.” This change has been reflected in all historical periods presented. The Tinder and Hinge operating segments remain unchanged.
Our CODM, who is our Chief Executive Officer, analyzes the results of our business through three operating segments consisting of brands or groups of brands within our portfolio: Tinder, Hinge, and
Everyone Everywhere. These three operating segments are also our reportable segments. Our CODM primarily evaluates the operating results and performance of our segments through revenue, operating income, and Adjusted EBITDA. These financial metrics are used to view operating trends, perform analytical comparisons, compare performance between periods, and evaluate variances to forecast on a monthly basis.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table presents revenue by segment, which includes revenue from customers in the form of direct revenue, indirect revenue, which is primarily advertising revenue, and intersegment revenue, which is eliminated in consolidated results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Revenue:
Tinder	$469,413	$476,701	$938,051	$940,117
Hinge	203,533	167,505	398,030	319,748
Everyone Everywhere	181,981	220,504	384,457	436,756
Eliminations	(1,822)	(972)	(3,499)	(1,705)
Total	$853,105	$863,738	$1,717,039	$1,694,916
The following tables present the segment profitability measures, operating income (loss) and
Adjusted EBITDA, and a reconciliation of the total segment profitability measures to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Operating income (loss):
Tinder	$210,890	$216,968	$426,814	$410,316
Hinge	63,094	38,926	119,206	67,551
Everyone Everywhere	21,001	(4,659)	24,902	5,466
Total segment operating income	294,985	251,235	570,922	483,333
Corporate and unallocated costs(a)	(49,535)	(57,314)	(89,056)	(116,819)
Interest expense	(42,381)	(32,160)	(84,906)	(67,416)
Other income (expense), net	11,579	(4,056)	18,219	(1,440)
Income before income taxes	$214,648	$157,705	$415,179	$297,658
______________________
(a)Includes stock-based compensation and depreciation related to corporate functions.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Adjusted EBITDA:
Tinder	$232,999	$246,214	$470,051	$474,682
Hinge	79,443	53,835	149,960	96,410
Everyone Everywhere	54,094	32,023	114,582	79,678
Total segment Adjusted EBITDA	366,536	332,072	734,593	650,770
Corporate and unallocated costs	(35,209)	(42,125)	(60,384)	(85,629)
Stock-based compensation	(62,021)	(67,467)	(120,588)	(137,861)
Depreciation	(15,325)	(18,061)	(29,457)	(39,790)
Impairment and amortization of intangibles	(8,531)	(10,498)	(42,298)	(20,976)
Interest expense	(42,381)	(32,160)	(84,906)	(67,416)
Other income (expense), net	11,579	(4,056)	18,219	(1,440)
Income before income taxes	$214,648	$157,705	$415,179	$297,658
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present the significant segment expenses regularly reviewed by our CODM:

	Three Months Ended June 30, 2026
	Tinder	Hinge	Everyone Everywhere

	(In thousands)
In-app purchase fees	$84,901	$35,245	$18,187
Cost of acquisition	58,038	37,625	50,476
Variable expense	26,146	11,594	10,952
Employee compensation expense, excluding stock- based compensation expense	43,252	30,294	34,592
Other operating expenses(a)	24,077	9,332	13,680
Stock-based compensation(b)	20,432	14,446	13,799
Depreciation(b)	1,677	1,903	10,763
Amortization of intangible assets(b)	—	—	8,531

	Three Months Ended June 30, 2025
	Tinder	Hinge	Everyone Everywhere

	(In thousands)
In-app purchase fees	$98,285	$45,645	$33,091
Cost of acquisition	39,284	28,873	64,214
Variable expense	27,857	5,485	11,563
Employee compensation expense, excluding stock- based compensation expense	51,620	26,715	46,625
Other operating expenses(a)	13,441	6,952	32,988
Stock-based compensation(b)	23,722	14,044	16,061
Depreciation(b)	5,524	865	10,123
Amortization of intangible assets(b)	—	—	10,498

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30, 2026
	Tinder	Hinge	Everyone Everywhere

	(In thousands)
In-app purchase fees	$173,670	$70,745	$41,616
Cost of acquisition	115,038	73,593	107,228
Variable expense	51,892	21,355	21,061
Employee compensation expense, excluding stock- based compensation expense	88,681	65,444	71,990
Other operating expenses(a)	38,719	16,933	27,980
Stock-based compensation(b)	40,008	27,128	26,851
Depreciation(b)	3,229	3,626	20,531
Impairment and amortization of intangible assets(b)	—	—	42,298

	Six Months Ended June 30, 2025
	Tinder	Hinge	Everyone Everywhere

	(In thousands)
In-app purchase fees	$193,528	$87,312	$65,262
Cost of acquisition	84,901	54,399	133,012
Variable expense	58,241	10,431	23,247
Employee compensation expense, excluding stock- based compensation expense	103,515	58,461	90,426
Other operating expenses(a)	25,250	12,735	45,131
Stock-based compensation(b)	49,037	27,276	33,122
Depreciation(b)	15,329	1,583	20,114
Amortization of intangible assets(b)	—	—	20,976
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”)
notifying us that the DPC had commenced an inquiry examining Tinder’s compliance with the EU’s
General Data Protection Regulation (“GDPR”), focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. On January 8, 2024, the DPC provided us with a preliminary draft decision alleging that certain of Tinder’s access and retention policies, largely relating to protecting the safety and privacy of Tinder’s users, violate GDPR requirements. We filed our response to the preliminary draft decision on March 15, 2024, and the DPC issued its draft decision on
July 9, 2026 with a proposed fine between €8 million and €11 million. We recorded a $9.1 million provision for this matter during the quarter ended June 30, 2026, which is included in our consolidated financial statements as “general and administrative expense” and a related accrual is included in
“accrued expenses and other current liabilities. We believe we have strong defenses to these claims and will defend vigorously against them.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of
Operations
During the quarter ended June 30, 2026, we reorganized our brands into three operating segments. Specifically, the Evergreen and Emerging and MG Asia operating segments were combined into a new segment called “Everyone Everywhere.” This change has been reflected in all historical periods presented. The Tinder and Hinge operating segments remain unchanged.
Key Terms:
Operating and financial metrics:
•Tinder consists of the world-wide activity of the brand Tinder®.
•Hinge consists of the world-wide activity of the brand Hinge®.
•Everyone Everywhere (“E&E”) consists of the world-wide activity of the brands Match®,
Meetic®, OkCupid®, Plenty Of Fish®, Pairs™, Azar®, BLK®, Chispa™, The League®, Upward®,
Salams®, HER™, and other smaller brands.
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
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of June 30, 2026 and December 31, 2025, there was $0.6 million outstanding in letters of credit and $499.4 million of availability under the Credit Facility.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of June 30, 2026, $450 million aggregate principal amount was outstanding.
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
As of June 30, 2026, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of June 30, 2026, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of
June 30, 2026, $500 million aggregate principal amount was outstanding.
•6.125% Senior Notes - MG Holdings II’s 6.125% Senior Notes due September 15, 2033, with interest payable each March 15 and September 15, which were issued on August 20, 2025.
The proceeds from the issuance of these notes were used to repay all of the outstanding 2026
Exchangeable Notes at their maturity or earlier, and the remaining proceeds were used for general corporate purposes. As of June 30, 2026, $700 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes which were repaid at maturity on June 15, 2026.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030
issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January
15 and July 15. As of June 30, 2026, $575 million aggregate principal amount was outstanding.

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
We manage our portfolio of brands in three business units: Tinder, Hinge, and Everyone
Everywhere.
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
The app updates necessitated by the new guidelines and the temporary removal from the app store resulted in lower Direct Revenue for the three and six months ended June 30, 2026.
During the quarter ended March 31, 2026, we also updated the business forecast associated with the Azar app, which resulted in an impairment of $25.2 million to the indefinite-lived asset associated with the Azar trade name.
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

Results of Operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	$ Change	% Change	2025	2026	$ Change	% Change	2025

	(In thousands, except RPP)
Revenue
Direct Revenue:
Tinder	$457,464	$(3,687)	(1)%	$461,151	$912,161	$3,607	—%	$908,554
Hinge	203,533	36,028	22%	167,505	398,030	78,284	24%	319,746
Everyone Everywhere	178,936	(37,859)	(17)%	216,795	377,600	(52,000)	(12)%	429,600
Total Direct Revenue	839,933	(5,518)	(1)%	845,451	1,687,791	29,891	2%	1,657,900
Indirect Revenue	13,172	(5,115)	(28)%	18,287	29,248	(7,768)	(21)%	37,016
Total Revenue	$853,105	$(10,633)	(1)%	$863,738	$1,717,039	$22,123	1%	$1,694,916

Payers:
Tinder	8,518	(452)	(5)%	8,970	8,575	(463)	(5)%	9,038
Hinge	2,049	302	17%	1,747	2,003	281	16%	1,722
Everyone Everywhere	2,683	(693)	(21)%	3,376	2,807	(579)	(17)%	3,386
Total	13,250	(843)	(6)%	14,093	13,385	(761)	(5)%	14,146

(Change calculated using non-rounded numbers)
RPP:
Tinder	$17.90	$0.76	4%	$17.14	$17.73	$0.98	6%	$16.75
Hinge	$33.11	$1.15	4%	$31.96	$33.12	$2.18	7%	$30.94
Everyone Everywhere	$22.24	$0.84	4%	$21.40	$22.42	$1.27	6%	$21.15
Total	$21.13	$1.13	6%	$20.00	$21.02	$1.49	8%	$19.53
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
Tinder Direct Revenue declined 1%, driven by a 5% decrease in Payers, partially offset by an increase in RPP of 4%.
Hinge Direct Revenue grew 22%, driven by 17% Payer growth, reflecting Hinge’s continued
European expansion, and 4% RPP growth.
E&E Direct Revenue declined 17%, including a $19 million decrease in revenue at Azar impacted by the temporary Azar app removal discussed in the Azar business update above. Additional decreases occurred at several other brands within E&E.
Indirect Revenue decreased due to lower direct advertisement revenue compared to 2025.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Tinder Direct Revenue increased $3.6 million, essentially flat compared to 2025. Direct Revenue benefited from a 6% increase in RPP, which was positively impacted by the weakening of the U.S.
dollar compared to the Euro, mostly offset by a 5% decrease in Payers. On a consistent foreign exchange rate basis, Direct Revenue declined $22.9 million, or 3%.
Hinge Direct Revenue grew $78.3 million, or 24%. Revenue growth was driven by continued
growth in the US and other English speaking markets and in European expansion markets. Payers increased 16%, and RPP increased 7%. RPP was positively impacted by the weakening of the U.S.
dollar compared to the Euro.

E&E Direct Revenue declined $52.0 million, or 12%. The decline at E&E was driven by lower revenue at Azar, reflecting the temporary app removal, as well as Payer declines at several other E&E brands, partially offset by higher RPP. RPP was positively impacted by the weakening of the U.S. dollar compared to the Euro.
Indirect Revenue decreased due to lower direct advertisement revenue compared to 2025.
Cost of revenue (exclusive of depreciation)
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Cost of revenue	$204,262	$(37,676)	(16)%	$241,938
Percentage of revenue	24%			28%
Cost of revenue decreased across all segments primarily due to Payers shifting from app store payments to alternate payment methods, resulting in $38.0 million lower in-app purchase fees and an increase of $4.6 million in credit card processing fees.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Cost of revenue	$414,918	$(63,928)	(13)%	$478,846
Percentage of revenue	24%			28%
Cost of revenue decreased across all segments primarily due to the factors described above in the three-month discussion.
Selling and marketing expense
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Selling and marketing expense	$158,253	$9,999	7%	$148,254
Percentage of revenue	19%			17%
Selling and marketing expense increased 7% primarily due to higher cost of acquisition expense at
Tinder and Hinge, partially offset by reductions at E&E.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Selling and marketing expense	$321,283	$15,933	5%	$305,350
Percentage of revenue	19%			18%
Selling and marketing expense increased 5% primarily due to the factors described above in the three-month discussion.

General and administrative expense
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
General and administrative expense	$106,468	$(30,087)	(22)%	$136,555
Percentage of revenue	12%			16%
General and administrative expense decreased primarily due to a decrease in employee compensation of $12.0 million primarily within E&E and Corporate and Unallocated Costs due to a reduction in severance expense and reduced headcount. Additionally, legal expense decreased $15.1 million primarily within E&E, partially offset by an increase at Tinder.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
General and administrative expense	$195,596	$(52,479)	(21)%	$248,075
Percentage of revenue	11%			15%
General and administrative expense decreased primarily due to a decrease in employee compensation of $20.6 million primarily within Corporate and Unallocated Costs and E&E due to reduced headcount and a reduction in severance expense compared to 2025. Stock-based compensation decreased $10.0 million primarily within Hinge and Tinder mostly due to headcount reductions. Additionally, legal expense decreased $16.6 million primarily within E&E, partially offset by an increase at Tinder.
Product development expense
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Product development expense	$114,816	$305	—%	$114,511
Percentage of revenue	13%			13%
Product development expense was flat with lower employee and stock-based compensation expense at Tinder and E&E; mostly offset by increased employee and stock-based compensation expense at Hinge and increased expense at Tinder and Hinge related to utilization of AI.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Product development expense	$231,621	$(3,744)	(2)%	$235,365
Percentage of revenue	13%			14%
Product development expense decreased 2% primarily due to the lower compensation expense noted in the three-month discussion above, partially offset by the incremental expense associated with
AI utilization.

Depreciation
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Depreciation	$15,325	$(2,736)	(15)%	$18,061
Percentage of revenue	2%			2%
Depreciation was lower in 2026 compared to 2025 primarily due to a decrease in depreciation of internally developed software at Tinder as certain assets became fully depreciated in the prior year, partially offset by increases within Hinge and E&E.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Depreciation	$29,457	$(10,333)	(26)%	$39,790
Percentage of revenue	2%			2%
Depreciation was lower in 2026 compared to 2025 primarily due to a decrease in depreciation of internally developed software at Tinder as certain assets became fully depreciated in the prior year.
Impairments and amortization of intangibles
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Amortization of intangibles	$8,531	$(1,967)	(19)%	$10,498
Percentage of revenue	1%			1%
Amortization of intangibles decreased primarily due to certain acquired assets having been fully amortized in 2025.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Impairments and amortization of intangibles	$42,298	$21,322	102%	$20,976
Percentage of revenue	2%			1%
Impairments and amortization of intangibles increased primarily due to impairments of intangible assets at E&E of $25.2 million as discussed in the Azar business update above.

Net Income, Operating income, and Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	$ Change	% Change	2025	2026	$ Change	% Change	2025

	(Dollars in thousands)
Net income attributable to Match Group, Inc. shareholders	$170,546	$45,068	36%	$125,478	$337,383	$94,335	39%	$243,048

Operating income (loss)
Tinder	$210,890	$(6,078)	(3)%	$216,968	$426,814	$16,498	4%	$410,316
Hinge	63,094	24,168	62%	38,926	119,206	51,655	76%	67,551
Everyone Everywhere	21,001	25,660	NM	(4,659)	24,902	19,436	356%	5,466
Corporate and unallocated costs	(49,535)	7,779	(14)%	(57,314)	(89,056)	27,763	(24)%	(116,819)
Operating income	$245,450	$51,529	27%	$193,921	$481,866	$115,352	31%	$366,514

Adjusted EBITDA
Tinder	$232,999	$(13,215)	(5)%	$246,214	$470,051	$(4,631)	(1)%	$474,682
Hinge	79,443	25,608	48%	53,835	149,960	53,550	56%	96,410
Everyone Everywhere	54,094	22,071	69%	32,023	114,582	34,904	44%	79,678
Corporate and unallocated costs	(35,209)	6,916	(16)%	(42,125)	(60,384)	25,245	(29)%	(85,629)
Adjusted EBITDA	$331,327	$41,380	14%	$289,947	$674,209	$109,068	19%	$565,141
______________________
NM = Not meaningful
For a reconciliation of operating income to Adjusted EBITDA for each reportable segment, see
“Non-GAAP Financial Measures.”
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
•Tinder’s operating income was $210.9 million, down 3%, and Adjusted EBITDA was $233.0 million, down 5%, primarily due to an increase in cost of acquisition and a decrease in revenue, partially offset by a reduction in in-app purchase fees. Operating income further benefited from a reduction in depreciation and stock-based compensation expense.
•Hinge’s operating income was $63.1 million, an increase of 62%, and Adjusted EBITDA was
$79.4 million, an increase of 48%, primarily due to continued Payer growth, partially offset by increased cost of acquisition and employee compensation within product development expense.
•E&E’s operating income was $21.0 million, an increase of $25.7 million, and Adjusted EBITDA was $54.1 million, an increase of 69%, both improving primarily due to reductions in legal expenses, in-app purchase fees, cost of acquisition, and employee compensation expense.
These reductions were partially offset by the decrease in revenue.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
•Tinder’s operating income was $426.8 million, up 4%, and Adjusted EBITDA was $470.1 million, down 1%, primarily due to the factors described above in the three-month discussion.
Operating income further benefited from a reduction in depreciation and stock-based compensation expense.
•Hinge’s operating income was $119.2 million, an increase of 76%, and Adjusted EBITDA was
$150.0 million, an increase of 56%, primarily due to the factors described above in the three-
month discussion.
•E&E’s operating income was $24.9 million, an increase of $19.4 million, and Adjusted EBITDA was $114.6 million, an increase of 44%, both improving primarily due to the factors described above in the three-month discussion.
At June 30, 2026, there was $381.5 million of unrecognized compensation cost, net of estimated forfeitures, related to stock-based awards, which is expected to be recognized over a weighted average period of approximately 2.1 years.
Interest expense
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Interest expense	$42,381	$10,221	32%	$32,160
Interest expense increased primarily due to the issuance of the 6.125% Senior Notes in August
2025.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Interest expense	$84,906	$17,490	26%	$67,416
Interest expense increased primarily due to the issuance of the 6.125% Senior Notes in August
2025, partially offset by the decrease in the outstanding balance of the Company’s former term loan which was repaid in full in January 2025.
Other income (expense), net
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Interest Income	$6,701	$4,637	225%	$2,064
Foreign currency losses	(412)	5,554	NM	(5,966)
Other	5,290	5,444	NM	(154)
Other income (expense), net	$11,579	$15,635	NM	$(4,056)

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Interest Income	$15,379	$7,696	100%	$7,683
Foreign currency gains (losses)	855	9,903	(109)%	(9,048)
Other	1,985	2,060	NM	(75)
Other income (expense), net	$18,219	$19,659	NM	$(1,440)
Income tax provision
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Income tax provision	$44,102	$11,875	37%	$32,227
Effective income tax rate	21%			20%
In 2026 and 2025, the effective rates of 21% and 20%, respectively, were at or lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources and research credits. These effects were partially offset by state income taxes, nondeductible stock-based compensation, and foreign income taxed at higher rates.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended June 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Income tax provision	$77,788	$23,179	42%	$54,609
Effective income tax rate	19%			18%
In 2026 and 2025, the effective rates of 19% and 18%, respectively, were lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources, excess tax benefits generated by the exercise and vesting of stock-based awards, and research credits. These effects were partially offset by nondeductible stock-based compensation, state income taxes, and foreign income taxed at higher rates.
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

	Three Months Ended June 30, 2026
	Tinder	Hinge	Everyone Everywhere	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders					$170,546
Add back:
Income tax provision[a]					44,102
Other income, net[a]					(11,579)
Interest expense[a]					42,381
Operating income (loss)	$210,890	$63,094	$21,001	$(49,535)	$245,450
Stock-based compensation expense	20,432	14,446	13,799	13,344	62,021
Depreciation	1,677	1,903	10,763	982	15,325
Amortization of intangibles	—	—	8,531	—	8,531
Adjusted EBITDA	$232,999	$79,443	$54,094	$(35,209)	$331,327

	Three Months Ended June 30, 2025
	Tinder	Hinge	Everyone Everywhere	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders					$125,478
Add back:
Income tax provision[a]					32,227
Other expense, net[a]					4,056
Interest expense[a]					32,160
Operating income (loss)	$216,968	$38,926	$(4,659)	$(57,314)	$193,921
Stock-based compensation expense	23,722	14,044	16,061	13,640	67,467
Depreciation	5,524	865	10,123	1,549	18,061
Amortization of intangibles	—	—	10,498	—	10,498
Adjusted EBITDA	$246,214	$53,835	$32,023	$(42,125)	$289,947

	Six Months Ended June 30, 2026
	Tinder	Hinge	Everyone Everywhere	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders					$337,383
Add back:
Net income attributable to redeemable noncontrolling interests[a]					8
Income tax provision[a]					77,788
Other income, net[a]					(18,219)
Interest expense[a]					84,906
Operating income (loss)	$426,814	$119,206	$24,902	$(89,056)	$481,866
Stock-based compensation expense	40,008	27,128	26,851	26,601	120,588
Depreciation	3,229	3,626	20,531	2,071	29,457
Impairment and amortization of intangibles	—	—	42,298	—	42,298
Adjusted EBITDA	$470,051	$149,960	$114,582	$(60,384)	$674,209

	Six Months Ended June 30, 2025
	Tinder	Hinge	Everyone Everywhere	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders					$243,048
Add back:
Net income attributable to redeemable noncontrolling interests[a]					1
Income tax provision[a]					54,609
Other expense, net[a]					1,440
Interest expense[a]					67,416
Operating income (loss)	$410,316	$67,551	$5,466	$(116,819)	$366,514
Stock-based compensation expense	49,037	27,276	33,122	28,426	137,861
Depreciation	15,329	1,583	20,114	2,764	39,790
Amortization of intangibles	—	—	20,976	—	20,976
Adjusted EBITDA	$474,682	$96,410	$79,678	$(85,629)	$565,141
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
The following tables present the impact of foreign exchange effects on total revenue and Direct
Revenue by segment for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	$ Change	% Change	2025	2026	$ Change	% Change	2025

	(Dollars in thousands)
Total Revenue, as reported	$853,105	$(10,633)	(1)%	$863,738	$1,717,039	$22,123	1%	$1,694,916
Foreign exchange effects	(6,615)				(38,240)
Total Revenue excluding foreign exchange effects	$846,490	$(17,248)	(2)%	$863,738	$1,678,799	$(16,117)	(1)%	$1,694,916

Tinder Direct Revenue, as reported	$457,464	$(3,687)	(1)%	$461,151	$912,161	$3,607	—%	$908,554
Foreign exchange effects	(6,090)				(26,554)
Tinder Direct Revenue, excluding foreign exchange effects	$451,374	$(9,777)	(2)%	$461,151	$885,607	$(22,947)	(3)%	$908,554

Hinge Direct Revenue, as reported	$203,533	$36,028	22%	$167,505	$398,030	$78,284	24%	$319,746
Foreign exchange effects	(1,927)				(7,846)
Hinge Direct Revenue, excluding foreign exchange effects	$201,606	$34,101	20%	$167,505	$390,184	$70,438	22%	$319,746

E&E Direct Revenue, as reported	$178,936	$(37,859)	(17)%	$216,795	$377,600	$(52,000)	(12)%	$429,600
Foreign exchange effects	1,518				(3,214)
E&E Direct Revenue, excluding foreign exchange effects	$180,454	$(36,341)	(17)%	$216,795	$374,386	$(55,214)	(13)%	$429,600

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2026	December 31, 2025

	(In thousands)
Cash and cash equivalents:
United States	$205,558	$687,987
All other countries	375,022	339,851
Total cash and cash equivalents	580,580	1,027,838
Short-term investments	3,228	3,461
Total cash and cash equivalents and short-term investments	$583,808	$1,031,299

Long-term debt:
Credit Facility due March 20, 2029(a)	$—	$—
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
6.125% Senior Notes due September 15, 2033	700,000	700,000
2026 Exchangeable Notes due June 15, 2026	—	423,854
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total debt	3,575,000	3,998,854
Less: Current maturities of long-term debt	—	423,854
Less: Unamortized original issue discount	788	1,043
Less: Unamortized debt issuance costs	22,334	24,858
Total long-term debt, net	$3,551,878	$3,549,099
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

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$564,199	$436,959
Net cash used in investing activities	(149,686)	(54,273)
Net cash used in financing activities	(855,757)	(1,032,276)
2026
Net cash provided by operating activities in 2026 includes adjustments to income of $120.6 million of stock-based compensation expense, $42.3 million of impairments and amortization of intangibles,
$29.5 million of depreciation, and $26.7 million of deferred income taxes. The increase in cash from changes in working capital was primarily due to an increase from accounts receivable of $22.5 million, an increase from net income taxes of $20.1 million due to timing of payments, and an increase from other assets of $12.6 million. Partially offsetting these increases was a decrease from accounts payable and other liabilities of $47.4 million, including the $60.5 million settlement of the Allan Candelore v.
Tinder lawsuit that was paid into escrow during the period, in addition to the timing of other payments.
Net cash used in investing activities in 2026 is primarily a $100.0 million minority investment in
Sniffies and capital expenditures of $37.7 million primarily related to internal development of software.
Net cash used in financing activities in 2026 is primarily due to payments of $423.9 million to repay the outstanding 2026 Exchangeable Notes at maturity, purchases of treasury stock of $245.4 million, payments of $92.5 million of withholding taxes paid on behalf of employees for net-settled stock-based awards, and dividends paid of $90.9 million.
2025
Net cash provided by operating activities in 2025 includes adjustments to income of $137.9 million of stock-based compensation expense, $39.8 million of depreciation, and $21.0 million of amortization of intangibles. The decrease in cash from changes in working capital primarily consists of a decrease in accounts payable and other liabilities of $19.4 million, primarily related to the timing of payments, a decrease in net income taxes payable of $6.1 million due to timing of payments, and a decrease in deferred revenue of $6.6 million. These items were partially offset by a decrease in other assets of
$32.3 million.
Net cash used in investing activities in 2025 consists primarily of capital expenditures of $28.3 million primarily related to internal development of software and $26.0 million of other investing cash outflows.
Net cash used in financing activities in 2025 is primarily due to the repayment of the Company’s former term loan of $425.0 million, purchases of treasury stock of $419.7 million, dividends paid of
$95.0 million, and payments of $89.9 million of withholding taxes paid on behalf of employees for net-
settled stock-based awards.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of June 30, 2026, $499.4 million was available under the Credit
Facility.
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
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2026 cash capital expenditures will be between $65 million and $75 million, an increase to 2025 cash capital expenditures primarily due to an increase in leasehold improvements and capitalized labor.
We have entered into various purchase commitments, primarily consisting of web hosting services.
Our obligations under these various purchase commitments are $68.0 million for 2027, and $70.3 million for 2028.
At June 30, 2026, we do not have any off-balance sheet arrangements, other than as described above.
On December 10, 2024, the Board of Directors authorized a share repurchase program of up to
$1.5 billion in aggregate value of shares of Match Group common stock (the “Share Repurchase
Program”). Under the Share Repurchase Program, $697 million in aggregate value of shares of Match
Group common stock remains available for repurchase as of July 31, 2026. Under the Share
Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through
Rule 10b5-1 trading plans. The Share Repurchase Program may be commenced, suspended or discontinued at any time. During the six months ended June 30, 2026, we repurchased 7.3 million shares for $245.4 million under the Share Repurchase Program. Between July 1 and July 31, 2026, we
repurchased 0.4 million shares for $16.2 million under the Share Repurchase Program.
The Company currently settles substantially all stock-based awards on a net basis. Assuming all stock-based awards outstanding on July 31, 2026 were net settled at the closing price on that date, we would issue 7.8 million shares of common stock (of which 0.1 million are related to vested awards and
7.7 million are related to unvested awards) and, assuming a 50% withholding rate, would remit $305.7 million in cash for withholding taxes (of which $2.8 million is related to vested awards and $302.9 million is related to unvested awards). If we did not settle awards on a net basis and instead issued a sufficient number of shares to cover the $305.7 million employee withholding tax obligation, 7.8 million additional shares would be issued by the Company.
As of June 30, 2026, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the six months ended June 30, 2026, there were no material changes to the Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2026, there were no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on
Form 10-K for the year ended December 31, 2025.
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
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in
California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of
Los Angeles). The complaint principally alleges that Tinder violated California’s Unruh Civil Rights Act by offering and charging users over a certain age a higher price than younger users for subscriptions to its premium Tinder Plus service. Plaintiff sought damages in an unspecified amount. On July 15, 2024, the court granted Plaintiff’s motion to certify a class based upon California Tinder Plus and Tinder Gold subscribers age 29 and over. On January 17, 2025, the court denied our motion to compel the class and the plaintiff to arbitration. We filed a Notice of Appeal on January 24, 2025, and on April 18, 2025,
the court stayed the case pending our appeal. On September 10, 2025, the parties agreed to settle the case on a class-wide basis for a payment of $60.5 million. The court preliminarily approved the settlement on January 13, 2026, and granted final approval on June 5, 2026.
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”)
notifying us that the DPC had commenced an inquiry examining Tinder’s compliance with the EU’s
General Data Protection Regulation (“GDPR”), focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. On January 8, 2024, the DPC provided us with a preliminary draft decision alleging that certain of Tinder’s access and retention policies, largely relating to protecting the safety and privacy of Tinder’s users, violate GDPR requirements. We filed our response to the preliminary draft decision on March 15, 2024, and the DPC issued its draft decision on
July 9, 2026. We believe we have strong defenses to these claims and will defend vigorously against them.
FTC Investigation of Certain Subsidiary Data Privacy Representations
On March 19, 2020, the FTC issued an initial Civil Investigative Demand (“CID”) to the Company requiring us to produce certain documents and information regarding the allegedly wrongful conduct of
OkCupid in 2014 and our public statements in 2019 regarding such conduct and whether such conduct and statements were unfair or deceptive under the FTC Act. On May 26, 2022, the FTC filed a Petition to Enforce Match Civil Investigative Demand, and on June 20, 2025, the Court ordered that the FTC’s
Petition be granted in part and denied in part. See FTC v. Match Group, Inc., No. 1:22-mc-00054
(District of Columbia).  On February 23, 2026, the parties reached an agreement in principle to resolve the investigation. The settlement was approved by the FTC and filed with the Northern District of Texas on March 30, 2026. The court approved the settlement on  April 30, 2026. Pursuant to the settlement agreement, certain of the Company’s subsidiaries agreed not to misrepresent their privacy practices, including with respect to the collection, use, or disclosure of personal information. The settlement agreement also includes provisions allowing the FTC to monitor the subsidiaries’ compliance.

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
On May 20, 2026, the court confirmed jurisdiction over the non-GDPR claims but has not yet decided on jurisdiction over the GDPR claims. The court is considering staying the entire case, and we are awaiting a decision on that issue. We believe that we have strong defenses to the allegations and will defend vigorously against them.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2026.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 1 - 30, 2026	694,156	$32.03	694,156	$876,176,285
May 1 - 31, 2026	1,434,827	$35.82	1,434,827	824,775,749
June 1 - 30, 2026	3,176,911	$35.15	3,176,911	713,116,249
Total	5,305,894	$34.92	5,305,894	$713,116,249
______________________
(1)Reflects repurchases made pursuant to the Share Repurchase Program.
(2)Represents the aggregate value of shares of common stock that remained available for repurchase pursuant to the Share Repurchase Program. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase programs, and repurchases may be commenced, suspended or discontinued from time to time without prior notice.
Item 5.    Other Information
Insider Trading Arrangements
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f)
under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Match Group, Inc. Second Amended and Restated 2024 Stock and Annual Incentive Plan	8-K	001-34148	10.1	6/18/2026
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2026	MATCH GROUP, INC.
	By:	/s/ STEVEN BAILEY
Steven Bailey
Chief Financial Officer

Signature	Title	Date

/s/ STEVEN BAILEY	Chief Financial Officer	August 5, 2026
Steven Bailey