Form 10-Q
period 2026-09-30
Match Group, Inc.
filed 2026-11-03
CIK 891103

As filed with the Securities and Exchange Commission on November 2, 2026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2026
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of October 31, 2026, there were 227,529,464 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2026	December 31, 2025

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$726,196	$1,027,838
Short-term investments	2,946	3,461
Accounts receivable, net of allowance of $306 and $304, respectively	278,854	303,495
Other current assets	96,314	92,500
Total current assets	1,104,310	1,427,294
Property and equipment, net of accumulated depreciation and amortization of $317,263 and $323,896, respectively	157,074	131,159
Goodwill	2,340,393	2,339,350
Intangible assets, net of accumulated amortization of $202,510 and $172,567, respectively	157,007	192,929
Deferred income taxes	164,258	216,057
Other non-current assets	269,226	154,022
TOTAL ASSETS	$4,192,268	$4,460,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current maturities of long-term debt, net	$—	$423,580
Accounts payable	27,687	9,577
Deferred revenue	151,929	151,337
Accrued expenses and other current liabilities	436,310	422,051
Total current liabilities	615,926	1,006,545
Long-term debt, net	3,553,307	3,549,099
Income taxes payable	43,672	43,522
Deferred income taxes	2,659	10,732
Other long-term liabilities	116,173	104,309

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,600,000,000 shares; 305,752,284 and 300,166,909 shares issued; and 228,548,530 and 232,530,646 outstanding at September 30, 2026 and December 31, 2025, respectively	306	300
Additional paid-in capital	8,657,759	8,721,015
Retained deficit	(5,454,563)	(5,966,307)
Accumulated other comprehensive loss	(420,124)	(422,620)
Treasury stock; 77,203,754 and 67,636,263 shares, respectively	(2,922,847)	(2,585,892)
Total Match Group, Inc. shareholders’ equity	(139,469)	(253,504)
Noncontrolling interests	—	108
Total shareholders’ equity	(139,469)	(253,396)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,192,268	$4,460,811
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Revenue	$891,232	$914,275	$2,608,271	$2,609,191
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	206,522	247,043	621,440	725,889
Selling and marketing expense	185,028	169,142	506,311	474,492
General and administrative expense	92,181	148,021	287,777	396,096
Product development expense	119,804	104,969	351,425	340,334
Depreciation	14,595	14,845	44,052	54,635
Impairment and amortization of intangibles	4,533	8,921	46,831	29,897
Total operating costs and expenses	622,663	692,941	1,857,836	2,021,343
Operating income	268,569	221,334	750,435	587,848
Interest expense	(41,510)	(37,024)	(126,416)	(104,440)
Other (expense) income, net	(2,259)	9,328	15,960	7,888
Income before income taxes	224,800	193,638	639,979	491,296
Income tax provision	(50,439)	(32,882)	(128,227)	(87,491)
Net income	174,361	160,756	511,752	403,805
Net income attributable to noncontrolling interests	—	(7)	(8)	(8)
Net income attributable to Match Group, Inc. shareholders	$174,361	$160,749	$511,744	$403,797

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.76	$0.67	$2.21	$1.65
Diluted	$0.73	$0.62	$2.10	$1.55

Stock-based compensation expense by function:
Cost of revenue	$1,094	$1,498	$3,940	$5,048
Selling and marketing expense	2,660	3,042	7,994	8,908
General and administrative expense	17,382	15,996	60,112	68,738
Product development expense	35,630	35,770	105,308	111,473
Total stock-based compensation expense	$56,766	$56,306	$177,354	$194,167
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Net income	$174,361	$160,756	$511,752	$403,805
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	21,213	(11,209)	2,494	37,434
Total other comprehensive income (loss)	21,213	(11,209)	2,494	37,434
Comprehensive income	195,574	149,547	514,246	441,239
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	—	(7)	(8)	(8)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	3	2	(3)
Comprehensive income attributable to noncontrolling interests	—	(4)	(6)	(11)
Comprehensive income attributable to Match Group, Inc. shareholders	$195,574	$149,543	$514,240	$441,228
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended September 30, 2026

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity

	(In thousands)
Balance as of June 30, 2026	$305	304,808	$8,663,665	$(5,628,924)	$(441,337)	$(2,830,764)	$(237,055)
Net income for the three months ended September 30, 2026	—	—	—	174,361	—	—	174,361
Other comprehensive income, net of tax	—	—	—	—	21,213	—	21,213
Stock-based compensation expense	—	—	60,602	—	—	—	60,602
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	1	944	(20,822)	—	—	—	(20,821)
Dividend and dividend equivalents declared ($0.20 per share of Common Stock and Restricted Stock Units)	—	—	(46,155)	—	—	—	(46,155)
Dividend equivalent payable	—	—	469	—	—	—	469
Purchase of treasury stock	—	—	—	—	—	(92,083)	(92,083)
Balance as of September 30, 2026	$306	305,752	$8,657,759	$(5,454,563)	$(420,124)	$(2,922,847)	$(139,469)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended September 30, 2025

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of June 30, 2025	$298	298,475	$8,720,153	$(6,336,705)	$(400,974)	$(2,213,653)	$(230,881)	$105	$(230,776)
Net income for the three months ended September 30, 2025	—	—	—	160,749	—	—	160,749	7	160,756
Other comprehensive loss, net of tax	—	—	—	—	(11,206)	—	(11,206)	(3)	(11,209)
Stock-based compensation expense	—	—	59,703	—	—	—	59,703	—	59,703
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	1	919	(25,699)	—	—	—	(25,698)	—	(25,698)
Dividend and dividend equivalent declared ($0.19 per share of Common Stock and Restricted Stock Units)			(46,671)	—	—	—	(46,671)	—	(46,671)
Dividend equivalent payable	—	—	1,272	—	—	—	1,272	—	1,272
Purchase of treasury stock	—	—	—	—	—	(131,204)	(131,204)	—	(131,204)
Balance as of September 30, 2025	$299	299,394	$8,708,758	$(6,175,956)	$(412,180)	$(2,344,857)	$(223,936)	$109	$(223,827)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2026

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	(In thousands)
Balance as of December 31, 2025	$300	300,167	$8,721,015	$(5,966,307)	$(422,620)	$(2,585,892)	$(253,504)	$108	$(253,396)
Net income for the nine months ended September 30, 2026	—	—	—	511,744	—	—	511,744	8	511,752
Other comprehensive income (loss), net of tax	—	—	—	—	2,496	—	2,496	(2)	2,494
Stock-based compensation expense	—	—	190,402	—	—	—	190,402	—	190,402
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	6	5,585	(114,997)	—	—	—	(114,991)	—	(114,991)
Dividend and dividend equivalent declared ($0.60 per share of Common Stock and Restricted Stock Units)	—	—	(147,194)	—	—	—	(147,194)	—	(147,194)
Dividend equivalent payable	—	—	8,779	—	—	—	8,779	—	8,779
Purchase of noncontrolling interest	—	—	97	—	—	—	97	(457)	(360)
Purchase of treasury stock	—	—	—	—	—	(336,955)	(336,955)	—	(336,955)
Adjustment of noncontrolling interests to fair value	—	—	(343)	—	—	—	(343)	343	—
Balance as of September 30, 2026	$306	305,752	$8,657,759	$(5,454,563)	$(420,124)	$(2,922,847)	$(139,469)	$—	$(139,469)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Nine Months Ended September 30, 2025

	Match Group Shareholders’ Equity
	Common Stock $0.001 Par Value
	$	Shares		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

			(In thousands)
Balance as of December 31, 2024	$294	294,432		$8,756,482	$(6,579,753)	$(449,611)	$(1,791,071)	$(63,659)	$2	$(63,657)
Net income for the nine months ended September 30, 2025	—	—		—	403,797	—	—	403,797	8	403,805
Other comprehensive income, net of tax	—	—		—	—	37,431	—	37,431	3	37,434
Stock-based compensation expense	—	—		203,001	—	—	—	203,001	—	203,001
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	5	4,962		(112,026)	—	—	—	(112,021)	—	(112,021)
Dividend and dividend equivalent declared ($0.57 per share of Common Stock and Restricted Stock Units)	—	—		(144,072)	—	—	—	(144,072)	—	(144,072)
Dividend equivalent payable	—	—		5,543	—	—	—	5,543	—	5,543
Purchase of noncontrolling interest	—	—		(95)	—	—	—	(95)	(84)	(179)
Purchase of treasury stock	—	—		—	—	—	(553,786)	(553,786)	—	(553,786)
Adjustment of noncontrolling interests to fair value	—	—		(75)	—	—	—	(75)	75	—
Noncontrolling interest created by the exercise of subsidiary denominated equity awards	—	—		—	—	—	—	—	105	105
Balance as of September 30, 2025	$299	299,394		$8,708,758	$(6,175,956)	$(412,180)	$(2,344,857)	$(223,936)	$109	$(223,827)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Net income	$511,752	$403,805
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	177,354	194,167
Depreciation	44,052	54,635
Impairment and amortization of intangibles	46,831	29,897
Deferred income taxes	42,955	35,161
Other adjustments, net	6,659	15,507
Changes in assets and liabilities
Accounts receivable	24,222	(16,450)
Other assets	15,478	43,803
Accounts payable and other liabilities	(23,215)	36,572
Income taxes payable and receivable	39,394	(31,118)
Deferred revenue	858	(8,379)
Net cash provided by operating activities	886,340	757,600
Cash flows from investing activities:
Capital expenditures	(54,651)	(42,100)
Purchases of investments	(112,000)	—
Other, net	831	(25,783)
Net cash used in investing activities	(165,820)	(67,883)
Cash flows from financing activities:
Proceeds from Senior Notes offerings	—	700,000
Principal payments on Term Loan	—	(425,000)
Payments to settle exchangeable notes	(423,854)	(74,437)
Debt issuance costs	—	(8,619)
Proceeds from issuance of common stock pursuant to stock-based awards and employee stock purchase plan	3,157	3,598
Withholding taxes paid on behalf of employees on net settled stock-based awards	(118,145)	(115,619)
Purchases of treasury stock	(335,511)	(549,905)
Dividends	(136,886)	(140,893)
Purchase of noncontrolling interests	(232)	(84)
Other, net	(6,010)	(6,225)
Net cash used in financing activities	(1,017,481)	(617,184)
Total cash (used) provided	(296,961)	72,533
Effect of exchange rate changes on cash and cash equivalents	(4,681)	14,714
Net (decrease) increase in cash and cash equivalents	(301,642)	87,247
Cash and cash equivalents at beginning of period	1,027,838	965,993
Cash and cash equivalents at end of period	$726,196	$1,053,240
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc., is leading the next chapter of human connection. Our global portfolio of brands
— including Tinder, Hinge, Match, Pairs, Upward, OurTime, The League, HER, Azar, and more — spark meaningful real-world connections across cultures, communities, and every stage of life. Match Group has three operating segments, Tinder, Hinge, and Everyone Everywhere.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2025 was
$151.3 million. During the nine months ended September 30, 2026, the Company recognized $148.7 million of revenue that was included in the deferred revenue balance as of December 31, 2025. The current deferred revenue balance at September 30, 2026 is $151.9 million. At September 30, 2026 and
December 31, 2025, there was no non-current portion of deferred revenue.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Revenue:
Direct Revenue	$876,624	$896,661	$2,564,415	$2,554,561
Indirect Revenue (principally advertising revenue)	14,608	17,614	43,856	54,630
Total Revenue	$891,232	$914,275	$2,608,271	$2,609,191

Direct Revenue:
Tinder	$480,019	$490,613	$1,392,180	$1,399,167
Hinge	220,586	184,671	618,616	504,417
Everyone Everywhere(a)	176,019	221,377	553,619	650,977
Total Direct Revenue	$876,624	$896,661	$2,564,415	$2,554,561
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
For the three months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $50.4 million and $32.9 million, respectively. For the nine months ended September 30,
2026 and 2025, the Company recorded an income tax provision of $128.2 million and $87.5 million, respectively.
The effective tax rate for the three months ended September 30, 2026 of 22% was higher than the statutory rate primarily due to foreign income taxed at higher rates and state income taxes, partially offset by the lower tax rate on U.S. income derived from foreign sources. The effective tax rate for the three months ended September 30, 2025 of 17% was lower than the statutory rate primarily due to changes in tax reserves.
The effective tax rates for the nine months ended September 30, 2026 and 2025 of 20% and 18%, respectively, were lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources, excess tax benefits generated by the exercise and vesting of stock-based awards, and, for the nine months ended September 30, 2026, research credits. These effects were partially offset by nondeductible stock-based compensation and state income taxes, and, for the nine months ended September 30, 2026, foreign income taxed at higher rates.
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
At September 30, 2026 and December 31, 2025, unrecognized tax benefits, including interest and penalties, were $66.6 million and $64.0 million, respectively. If unrecognized tax benefits at
September 30, 2026 are subsequently recognized, income tax expense would be reduced by $65.5 million, net of related deferred tax assets and interest. The comparable amount as of December 31,
2025 was $58.5 million.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals of interest and penalties for the three months ended September
30, 2026 and 2025 were not material. At September 30, 2026, noncurrent income taxes payable

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
includes accrued interest and penalties of $5.4 million. The comparable amount as of December 31,
2025 was $3.6 million.
NOTE 3—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At September 30, 2026 and December 31, 2025, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $145.3 million and $33.3 million, respectively, and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The increase in 2026 is primarily due to a $100.0 million minority investment in Sniffies.
The cumulative downward adjustments (including impairments) and upward adjustments to the carrying value of equity securities without readily determinable fair values through September 30, 2026 were $1.1 million and $6.7 million, respectively. For both the nine months ended September 30, 2026 and 2025, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of September 30, 2026 and
December 31, 2025, the Company has elected the measurement alternative. For both the three and nine months ended September 30, 2026 and 2025, under the measurement alternative election, the
Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

	September 30, 2026
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$196,559	$—	$196,559
Time deposits	—	21,000	21,000
Short-term investments:
Time deposits	—	2,946	2,946
Intangible assets:
Digital assets (cost basis of $15,167)	18,395	—	18,395
Total	$214,954	$23,946	$238,900

	December 31, 2025
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$224,837	$—	$224,837
Time deposits	—	151,890	151,890
Short-term investments:
Time deposits	—	3,461	3,461
Intangible assets:
Digital assets (cost basis of $10,167)	7,216	—	7,216
Total	$232,053	$155,351	$387,404
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
During the quarter ended March 31, 2026, Apple removed the Azar app from the Apple App Store following a February 6, 2026 update to Apple’s App Review Guidelines. Updates were subsequently made to the app to comply with the updated guidelines, which led to the reinstatement of a new version of the Azar app. Based on these events, the financial outlook for Azar changed and the Company performed impairment assessments for the non-financial assets associated with Azar. An impairment charge of $25.2 million related to the Azar trade name was recognized in the quarter ended March 31,

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

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Current maturities of long-term debt (a) (b)	$—	$—	$(423,580)	$(416,966)
Long-term debt, net (a) (b)	$(3,553,307)	$(3,349,056)	$(3,549,099)	$(3,450,867)
______________________
(a)At December 31, 2025, the carrying value of current maturities of long-term debt, net includes unamortized debt issuance costs of $0.3 million. At September 30, 2026 and December 31,
2025, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $21.7 million and $25.9 million, respectively.
(b)At September 30, 2026, the fair value of the 2030 Exchangeable Notes (described in “Note 4—
Long-term Debt, net”) is $524.7 million. At December 31, 2025, the fair value of the 2026
Exchangeable Notes (described in “Note 4—Long-term Debt, net”) and 2030 Exchangeable
Notes is $417.0 million and $517.0 million, respectively.
At September 30, 2026 and December 31, 2025, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4—LONG-TERM DEBT, NET
Long-term debt consists of:

	September 30, 2026	December 31, 2025

	(In thousands)
Credit Facility due March 20, 2029(a)	$—	$—
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
4.625% Senior Notes due June 1, 2028 (the “4.625% Senior Notes”); interest payable each June 1 and December 1	500,000	500,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1	500,000	500,000
3.625% Senior Notes due October 1, 2031 (the “3.625% Senior Notes”); interest payable each April 1 and October 1	500,000	500,000
6.125% Senior Notes due September 15, 2033 (the “6.125% Senior Notes”); interest payable each March 15 and September 15	700,000	700,000
0.875% Exchangeable Senior Notes due June 15, 2026 (the “2026 Exchangeable Notes”)	—	423,854
2.00% Exchangeable Senior Notes due January 15, 2030 (the “2030 Exchangeable Notes”); interest payable each January 15 and July 15	575,000	575,000
Total debt	3,575,000	3,998,854
Less: Current maturities of long-term debt	—	423,854
Less: Unamortized original issue discount	656	1,043
Less: Unamortized debt issuance costs	21,037	24,858
Total long-term debt, net	$3,553,307	$3,549,099
______________________
(a)Subject to springing maturity, described below.
Credit Facility
Our wholly-owned subsidiary, Match Group Holdings II, LLC (“MG Holdings II”), is the borrower under a credit agreement (as amended, the “Credit Agreement”) that provides for a revolving credit facility (the “Credit Facility”).
The Credit Facility has a borrowing capacity of $500 million. The maturity date of the Credit Facility is the earlier of (x) March 20, 2029 and (y) the date that is 91 days prior to the maturity date of the existing senior notes due 2027, 2028, or 2029, or any new indebtedness used to refinance such senior notes that matures prior to the date that is 91 days after March 20, 2029, in each case if and only if at least $250 million in aggregate principal amount of such debt is outstanding on such date. At both
September 30, 2026 and December 31, 2025, there were no outstanding borrowings, $0.6 million in outstanding letters of credit, and $499.4 million of availability under the Credit Facility. The annual commitment fee on undrawn funds, which is based on MG Holdings II’s consolidated net leverage ratio, was 25 basis points as of September 30, 2026. Borrowings under the Credit Facility bear interest, at
MG Holdings II’s option, at a base rate or a term secured overnight financing rate plus an applicable adjustment (“Adjusted Term SOFR”), plus an applicable margin based on MG Holdings II’s consolidated net leverage ratio. If MG Holdings II borrows under the Credit Facility, it will be required to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.

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
The indenture governing the 5.00% Senior Notes contains covenants that would limit MG Holdings
II’s ability to pay dividends or to make distributions and repurchase or redeem MG Holdings II’s stock in the event a default has occurred or MG Holdings II’s consolidated leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. No such limitations were in effect at September 30, 2026. There are additional covenants in the 5.00% Senior Notes indenture that limit the ability of MG Holdings II and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MG Holdings II is not in compliance with specified financial ratios, and (ii) incur liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, or consolidate, merge or sell substantially all of their assets. The indentures governing the 3.625%, 4.125%, 4.625%,
5.625%, and 6.125% Senior Notes are less restrictive than the indenture governing the 5.00% Senior
Notes and generally only limit MG Holdings II’s and its subsidiaries’ ability to, among other things, create liens on assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.
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
At their maturity in June 2026, the Company settled, at par, the then outstanding aggregate principal amount of the 2026 Exchangeable Notes, paying $423.9 million.
The 2030 Exchangeable Notes are exchangeable, subject to adjustment upon the occurrence of specified events, at a rate of 12.3668 shares of the Company's common stock per $1,000 principal amount of notes, which represents an approximate equivalent exchange price of $80.86 per share. The
2030 Exchangeable Notes become exchangeable on October 15, 2029.
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
There were not any 2026 or 2030 Exchangeable Notes presented for exchange during the nine months ended September 30, 2026. The 2030 Exchangeable Notes were not exchangeable as of
September 30, 2026.
At both September 30, 2026 and December 31, 2025, there was no value in excess of the principal of the 2030 Exchangeable Notes outstanding on an if-converted basis using the Company’s stock price on September 30, 2026 and December 31, 2025, respectively.
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
The following table sets forth the components of the outstanding Exchangeable Notes as of
September 30, 2026 and December 31, 2025:

September 30, 2026		December 31, 2025
	2030 Exchangeable Notes		2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Principal	$575,000		$423,854	$575,000
Less: Unamortized debt issuance costs	3,720		274	4,531
Net carrying value included in current maturities of long-term debt, net	$—		$423,580	$—
Net carrying value included in long-term debt, net	$571,280		$—	$570,469
The following table sets forth interest expense recognized related to the Exchangeable Notes:

Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	2030 Exchangeable Notes		2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Contractual interest expense	$2,875		$1,217	$2,875
Amortization of debt issuance costs	273		362	268
Total interest expense recognized	$3,148		$1,579	$3,143

Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	2026 Exchangeable Notes	2030 Exchangeable Notes		2026 Exchangeable Notes	2030 Exchangeable Notes

(In thousands)
Contractual interest expense	$1,700	$8,625		$3,733	$8,625
Amortization of debt issuance costs	274	811		1,157	794
Total interest expense recognized	$1,974	$9,436		$4,890	$9,419
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
payment Match Group FinanceCo 3, Inc. is required to make in excess of the principal amount of the exchanged notes. The Warrants have a dilutive effect on the Company’s common stock to the extent that the market price per share of the Company’s common stock exceeds their respective strike prices.
At September 30, 2026, the outstanding Exchangeable Notes Hedges grant the Company the option to purchase 7.1 million shares of the Company's common stock, at an approximate equivalent exchange price of $80.86 per share.
At September 30, 2026, the outstanding Warrants associated with the 2030 Exchangeable Notes allow the counterparty to purchase 7.1 million shares of the Company's common stock, at a weighted average strike price of $129.45 per share.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For each of the three and nine months ended September 30, 2026 and 2025, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended September 30,
	2026	2025

	(In thousands)
Balance at July 1	$(441,337)	$(400,974)
Other comprehensive income (loss) before reclassifications	20,861	(11,206)
Amounts reclassified into earnings	352	—
Net period other comprehensive income (loss)	21,213	(11,206)
Balance at September 30	$(420,124)	$(412,180)

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Balance at January 1	$(422,620)	$(449,611)
Other comprehensive income before reclassifications	2,106	36,640
Amounts reclassified into earnings	390	791
Net period other comprehensive income	2,496	37,431
Balance at September 30	$(420,124)	$(412,180)
At both September 30, 2026 and 2025, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net income	$174,361	$174,361	$160,756	$160,756
Net income attributable to noncontrolling interests	—	—	(7)	(7)
Dilutive impact of Exchangeable Notes, net of income tax(a)	—	2,207	—	1,789
Net income attributable to Match Group, Inc. shareholders	$174,361	$176,568	$160,749	$162,538

Denominator
Weighted average basic shares outstanding	229,379	229,379	240,510	240,510
Dilutive securities(b)(c)	—	5,479	—	6,405
Dilutive shares from Exchangeable Notes, if-converted(a)	—	7,102	—	13,409
Denominator for earnings per share—weighted average shares(b)(c)	229,379	241,960	240,510	260,324

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.76	$0.73	$0.67	$0.62

	Nine Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net income	$511,752	$511,752	$403,805	$403,805
Net income attributable to noncontrolling interests	(8)	(8)	(8)	(8)
Impact from subsidiaries’ dilutive securities	—	—	—	(7)
Dilutive impact of Exchangeable Notes, net of income tax(a)	—	7,925	—	8,135
Net income attributable to Match Group, Inc. shareholders	$511,744	$519,669	$403,797	$411,925

Denominator
Weighted average basic shares outstanding	231,760	231,760	245,298	245,298
Dilutive securities(b)(c)	—	5,180	—	6,536
Dilutive shares from Exchangeable Notes, if-converted(a)	—	10,098	—	13,469
Denominator for earnings per share—weighted average shares(b)(c)	231,760	247,038	245,298	265,303

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$2.21	$2.10	$1.65	$1.55

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
______________________
(a)The Company uses the if-converted method for calculating the dilutive impact of the outstanding Exchangeable Notes. For the three months ended September 30, 2026, the
Company adjusted net income attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2030 Exchangeable Notes. For the three months ended September 30, 2025 and each of the nine months ended September 30, 2026 and 2025, the Company adjusted net income attributable to Match Group, Inc. shareholders for the cash interest expense, net of income taxes, incurred on the 2026 and 2030 Exchangeable
Notes. Dilutive shares were also included for the same series of Exchangeable Notes.
(b)If the effect is dilutive, weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options, warrants, and subsidiary denominated equity and vesting of restricted stock units. For the three and nine months ended September 30, 2026, 12.4 million and 12.3 million potentially dilutive securities, respectively, and for the three and nine months ended September 30, 2025, 16.4 million and
15.9 million, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)Market-based awards and performance-based restricted stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2026, 1.4 million market-based awards and PSUs, and for both the three and nine months ended September 30, 2025, 2.3 million market-based awards and
PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Revenue:
Tinder	$493,552	$505,344	$1,431,603	$1,445,461
Hinge	220,586	184,671	618,616	504,419
Everyone Everywhere	179,302	225,616	563,759	662,372
Eliminations	(2,208)	(1,356)	(5,707)	(3,061)
Total	$891,232	$914,275	$2,608,271	$2,609,191
The following tables present the segment profitability measures, operating income (loss) and
Adjusted EBITDA, and a reconciliation of the total segment profitability measures to income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Operating income:
Tinder	$222,938	$183,743	$649,752	$594,059
Hinge	70,214	46,314	189,420	113,865
Everyone Everywhere	21,835	32,248	46,737	37,714
Total segment operating income	314,987	262,305	885,909	745,638
Corporate and unallocated costs(a)	(46,418)	(40,971)	(135,474)	(157,790)
Interest expense	(41,510)	(37,024)	(126,416)	(104,440)
Other (expense) income, net	(2,259)	9,328	15,960	7,888
Income before income taxes	$224,800	$193,638	$639,979	$491,296
______________________
(a)Includes stock-based compensation and depreciation related to corporate functions.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Adjusted EBITDA:
Tinder	$244,367	$203,818	$714,418	$678,500
Hinge	87,852	62,623	237,812	159,033
Everyone Everywhere	45,118	62,663	159,700	142,341
Total segment Adjusted EBITDA	377,337	329,104	1,111,930	979,874
Corporate and unallocated costs	(32,874)	(27,698)	(93,258)	(113,327)
Stock-based compensation	(56,766)	(56,306)	(177,354)	(194,167)
Depreciation	(14,595)	(14,845)	(44,052)	(54,635)
Impairment and amortization of intangibles	(4,533)	(8,921)	(46,831)	(29,897)
Interest expense	(41,510)	(37,024)	(126,416)	(104,440)
Other (expense) income, net	(2,259)	9,328	15,960	7,888
Income before income taxes	$224,800	$193,638	$639,979	$491,296
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
same as for our consolidated financial statements.
The following tables present the significant segment expenses regularly reviewed by our CODM:

	Three Months Ended September 30, 2026
	Tinder	Hinge	Everyone Everywhere

	(In thousands)
In-app purchase fees	$86,343	$36,790	$17,124
Cost of acquisition	70,929	44,546	57,847
Variable expense	27,782	12,479	11,047
Employee compensation expense, excluding stock- based compensation expense	43,125	30,060	34,821
Other operating expenses(a)	21,006	8,859	13,345
Stock-based compensation(b)	19,412	15,604	9,186
Depreciation(b)	2,017	2,034	9,564
Amortization of intangible assets(b)	—	—	4,533

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30, 2025
	Tinder	Hinge	Everyone Everywhere

	(In thousands)
In-app purchase fees	$102,978	$49,703	$31,455
Cost of acquisition	55,977	32,729	68,374
Variable expense	27,081	6,499	11,875
Employee compensation expense, excluding stock- based compensation expense	43,067	26,238	35,285
Other operating expenses(a)	72,423	6,879	15,964
Stock-based compensation(b)	17,624	15,238	11,288
Depreciation(b)	2,451	1,071	10,206
Amortization of intangible assets(b)	—	—	8,921

	Nine Months Ended September 30, 2026
	Tinder	Hinge	Everyone Everywhere

	(In thousands)
In-app purchase fees	$260,013	$107,535	$58,740
Cost of acquisition	185,967	118,139	165,075
Variable expense	79,674	33,834	32,108
Employee compensation expense, excluding stock- based compensation expense	131,806	95,504	106,811
Other operating expenses(a)	59,725	25,792	41,325
Stock-based compensation(b)	59,420	42,732	36,037
Depreciation(b)	5,246	5,660	30,095
Impairment and amortization of intangible assets(b)	—	—	46,831

	Nine Months Ended September 30, 2025
	Tinder	Hinge	Everyone Everywhere

	(In thousands)
In-app purchase fees	$296,506	$137,015	$96,717
Cost of acquisition	140,878	87,128	201,386
Variable expense	85,322	16,930	35,122
Employee compensation expense, excluding stock- based compensation expense	146,582	84,699	125,711
Other operating expenses(a)	97,673	19,614	61,095
Stock-based compensation(b)	66,661	42,514	44,410
Depreciation(b)	17,780	2,654	30,320
Amortization of intangible assets(b)	—	—	29,897
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
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”)
notifying us that the DPC had commenced an inquiry examining Tinder’s compliance with the EU’s
General Data Protection Regulation (“GDPR”), focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. On January 8, 2024, the DPC provided us with a preliminary draft decision alleging that certain of Tinder’s access and retention policies, largely relating to protecting the safety and privacy of Tinder’s users, violate GDPR requirements. We filed our response to the preliminary draft decision on March 15, 2024. On October 13, 2026, the DPC issued its final decision, imposing an €11 million fine. We recorded a $12.6 million provision for this matter during the nine-months ended September 30, 2026, which is included in our consolidated financial statements as “general and administrative expense” and a related accrual is included in “accrued expenses and other current liabilities.” We believe we have strong defenses to these claims and intend to appeal.

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
•Everyone Everywhere (“E&E”) consists of the world-wide activity of the brands Match®,
BLK®, OurTime®,  Upward®, HER™, The League®, Pairs™, Azar®, and other brands.
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
•Product development expense consists primarily of employee compensation expense and stock-based compensation expense that are not otherwise capitalized for personnel engaged in the design, development, testing, and enhancement of our services and related technology.
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
•Employee compensation expense consists primarily of compensation expense (excluding stock-based compensation expense) and other employee-related costs that are not otherwise capitalized.
•Stock-based compensation expense consists principally of expense associated with awards of restricted stock units (“RSUs”), performance-based RSUs, and market-based awards that is not otherwise capitalized and not paid in cash.
Long-term debt:
•Credit Facility - The revolving credit facility under the credit agreement of MG Holdings II. As of September 30, 2026 and December 31, 2025, there was $0.6 million outstanding in letters of credit and $499.4 million of availability under the Credit Facility.
•5.00% Senior Notes - MG Holdings II’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. As of September 30, 2026, $450 million aggregate principal amount was outstanding.
•4.625% Senior Notes - MG Holdings II’s 4.625% Senior Notes due June 1, 2028, with interest payable each June 1 and December 1, which were issued on May 19, 2020. As of
September 30, 2026, $500 million aggregate principal amount was outstanding.
•5.625% Senior Notes - MG Holdings II’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019.
As of September 30, 2026, $350 million aggregate principal amount was outstanding.
•4.125% Senior Notes - MG Holdings II’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, which were issued on February 11, 2020. As of September 30, 2026, $500 million aggregate principal amount was outstanding.
•3.625% Senior Notes - MG Holdings II’s 3.625% Senior Notes due October 1, 2031, with interest payable each April 1 and October 1, which were issued on October 4, 2021. As of
September 30, 2026, $500 million aggregate principal amount was outstanding.
•6.125% Senior Notes - MG Holdings II’s 6.125% Senior Notes due September 15, 2033, with interest payable each March 15 and September 15, which were issued on August 20, 2025.
As of September 30, 2026, $700 million aggregate principal amount was outstanding.
•2026 Exchangeable Notes - The 0.875% Exchangeable Senior Notes which were repaid at maturity on June 15, 2026.
•2030 Exchangeable Notes - The 2.00% Exchangeable Senior Notes due January 15, 2030
issued by Match Group FinanceCo 3, Inc., a subsidiary of the Company, which are exchangeable into shares of the Company's common stock. Interest is payable each January
15 and July 15. As of September 30, 2026, $575 million aggregate principal amount was outstanding.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted
EBITDA”) - is a Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for the definition of Adjusted EBITDA and a reconciliation of net income attributable to Match
Group, Inc. to Adjusted EBITDA.
Management Overview
Match Group, Inc., is leading the next chapter of human connection. Our global portfolio of brands
— including Tinder, Hinge, Match, Pairs, Upward, OurTime, The League, HER, Azar, and more — spark meaningful real-world connections across cultures, communities, and every stage of life.
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
The app updates necessitated by the new guidelines resulted in lower monetization from the new app.
This change, together with Azar’s absence from the App Store from February 22 to April 6, 2026, resulted in lower Direct Revenue for the three and nine months ended September 30, 2026.
During the quarter ended March 31, 2026, we also updated the business forecast associated with the Azar app, which resulted in an impairment of $25.2 million to the indefinite-lived asset associated with the Azar trade name, which was reclassified to a definite-lived intangible asset as of March 31,
2026.
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

Results of Operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	$ Change	% Change	2025	2026	$ Change	% Change	2025

	(In thousands, except RPP)
Revenue
Direct Revenue:
Tinder	$480,019	$(10,594)	(2)%	$490,613	$1,392,180	$(6,987)	—%	$1,399,167
Hinge	220,586	35,915	19%	184,671	618,616	114,199	23%	504,417
Everyone Everywhere	176,019	(45,358)	(20)%	221,377	553,619	(97,358)	(15)%	650,977
Total Direct Revenue	876,624	(20,037)	(2)%	896,661	2,564,415	9,854	—%	2,554,561
Indirect Revenue	14,608	(3,006)	(17)%	17,614	43,856	(10,774)	(20)%	54,630
Total Revenue	$891,232	$(23,043)	(3)%	$914,275	$2,608,271	$(920)	—%	$2,609,191

Payers:
Tinder	8,879	(379)	(4)%	9,258	8,677	(434)	(5)%	9,111
Hinge	2,312	439	23%	1,873	2,106	334	19%	1,772
Everyone Everywhere	2,598	(798)	(23)%	3,396	2,737	(652)	(19)%	3,389
Total	13,789	(738)	(5)%	14,527	13,520	(752)	(5)%	14,272

(Change calculated using non-rounded numbers)
RPP:
Tinder	$18.02	$0.36	2%	$17.66	$17.83	$0.77	4%	$17.06
Hinge	$31.81	$(1.06)	(3)%	$32.87	$32.64	$1.02	3%	$31.62
Everyone Everywhere	$22.58	$0.85	4%	$21.73	$22.47	$1.13	5%	$21.34
Total	$21.19	$0.61	3%	$20.58	$21.08	$1.19	6%	$19.89
For the three months ended September 30, 2026 compared to the three months ended September 30,
2025
Tinder Direct Revenue declined 2%, driven by a 4% decrease in Payers, partially offset by an increase in RPP of 2%.
Hinge Direct Revenue grew 19%, driven by 23% Payer growth, reflecting Hinge’s continued
European expansion, partially offset by a decrease in RPP of 3% to $31.81 as a result of the expansion of discount optimizations and testing of a new lower priced subscription tier.
E&E Direct Revenue declined 20%, including a $20 million decrease in revenue at Azar resulting from the changes discussed in the Azar business update above. Additional decreases occurred across most brands within E&E as a result of Payer declines.
Indirect Revenue decreased due to lower direct advertisement revenue compared to 2025.

For the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025
Tinder Direct Revenue was essentially flat compared to the same period in 2025, decreasing by
$7.0 million. Direct Revenue benefited from a 4% increase in RPP, which was positively impacted by the weakening of the U.S. dollar compared to the Euro and the Australian Dollar, offset by a 5%
decrease in Payers. On a consistent foreign exchange rate basis, Direct Revenue declined $32.3 million, or 2%.
Hinge Direct Revenue grew $114.2 million, or 23%. Revenue growth was driven by continued
growth in the US and other English speaking markets and in European expansion markets. Payers increased 19%, and RPP increased 3%. RPP was positively impacted by the weakening of the U.S.
dollar compared to the Australian Dollar and Euro.
E&E Direct Revenue declined $97.4 million, or 15%. The decline at E&E was driven by lower revenue at Azar, as well as Payer declines at most E&E brands, partially offset by higher RPP. RPP was positively impacted by the weakening of the U.S. dollar compared to the Euro.
Indirect Revenue decreased due to lower direct advertisement revenue compared to 2025.
Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2026 compared to the three months ended September 30,
2025

	Three Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Cost of revenue	$206,522	$(40,521)	(16)%	$247,043
Percentage of revenue	23%			27%
Cost of revenue decreased across all segments primarily due to Payers shifting from app store payments to alternate payment methods, resulting in $43.0 million lower in-app purchase fees partially offset by an increase of $4.5 million in credit card processing fees.
For the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025

	Nine Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Cost of revenue	$621,440	$(104,449)	(14)%	$725,889
Percentage of revenue	24%			28%
Cost of revenue decreased across all segments primarily due to the factors described above in the three-month discussion.
Selling and marketing expense
For the three months ended September 30, 2026 compared to the three months ended September 30,
2025

	Three Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Selling and marketing expense	$185,028	$15,886	9%	$169,142
Percentage of revenue	21%			19%

Selling and marketing expense increased 9% primarily due to higher cost of acquisition expense at
Tinder and Hinge, partially offset by reductions at E&E.
For the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025

	Nine Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Selling and marketing expense	$506,311	$31,819	7%	$474,492
Percentage of revenue	19%			18%
Selling and marketing expense increased 7% primarily due to the factors described above in the three-month discussion.
General and administrative expense
For the three months ended September 30, 2026 compared to the three months ended September 30,
2025

	Three Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
General and administrative expense	$92,181	$(55,840)	(38)%	$148,021
Percentage of revenue	10%			16%
General and administrative expense decreased $55.8 million primarily due to a legal settlement of
$60.5 million incurred in the prior year at Tinder. Otherwise, general and administrative expense was slightly up compared to the prior year.
For the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025

	Nine Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
General and administrative expense	$287,777	$(108,319)	(27)%	$396,096
Percentage of revenue	11%			15%
General and administrative expense decreased as a result of the Tinder legal settlement in 2025 described above in the three-month discussion, and an additional legal settlement at E&E of $14.0 million incurred in the prior year period. The decrease is also related to a $21.0 million reduction in employee compensation costs primarily within E&E and Corporate and Unallocated Costs due to reduced headcount and lower severance expense compared to 2025. Stock-based compensation decreased $8.6 million primarily within Hinge due to the departure of an executive in prior year.

Product development expense
For the three months ended September 30, 2026 compared to the three months ended September 30,
2025

	Three Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Product development expense	$119,804	$14,835	14%	$104,969
Percentage of revenue	13%			11%
Product development expense increased primarily due to increased expense at Tinder and Hinge related to utilization of tokens associated with AI, and increased employee compensation primarily at
Hinge due to increased headcount.
For the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025

	Nine Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Product development expense	$351,425	$11,091	3%	$340,334
Percentage of revenue	13%			13%
Product development expense increased 3% primarily due to increased expense at Tinder and
Hinge related to utilization of tokens associated with AI and increased headcount at Hinge. The increase is partially offset by lower stock-based compensation expense primarily at E&E and Tinder related to reduced headcount, and increases in capitalized salary costs.
Depreciation
For the three months ended September 30, 2026 compared to the three months ended September 30,
2025

	Three Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Depreciation	$14,595	$(250)	(2)%	$14,845
Percentage of revenue	2%			2%
Depreciation in 2026 was essentially flat compared to 2025.
For the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025

	Nine Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Depreciation	$44,052	$(10,583)	(19)%	$54,635
Percentage of revenue	2%			2%
Depreciation was lower in 2026 compared to 2025 primarily due to a decrease in depreciation of internally developed software at Tinder as certain assets became fully depreciated in the prior year.

Impairments and amortization of intangibles
For the three months ended September 30, 2026 compared to the three months ended September 30,
2025

	Three Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Amortization of intangibles	$4,533	$(4,388)	(49)%	$8,921
Percentage of revenue	1%			1%
Amortization of intangibles decreased primarily due to certain acquired assets having been fully amortized.
For the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025

	Nine Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Impairments and amortization of intangibles	$46,831	$16,934	57%	$29,897
Percentage of revenue	2%			1%
Impairments and amortization of intangibles increased primarily due to impairments of intangible assets at E&E of $25.2 million, as discussed in the Azar business update above, partially offset by the decrease in amortization of intangibles due to certain acquired assets having been fully amortized.

Net Income, Operating income, and Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	$ Change	% Change	2025	2026	$ Change	% Change	2025

	(Dollars in thousands)
Net income attributable to Match Group, Inc. shareholders	$174,361	$13,612	8%	$160,749	$511,744	$107,947	27%	$403,797

Operating income (loss)
Tinder	$222,938	$39,195	21%	$183,743	$649,752	$55,693	9%	$594,059
Hinge	70,214	23,900	52%	46,314	189,420	75,555	66%	113,865
Everyone Everywhere	21,835	(10,413)	(32)%	32,248	46,737	9,023	24%	37,714
Corporate and unallocated costs	(46,418)	(5,447)	13%	(40,971)	(135,474)	22,316	(14)%	(157,790)
Operating income	$268,569	$47,235	21%	$221,334	$750,435	$162,587	28%	$587,848

Adjusted EBITDA
Tinder	$244,367	$40,549	20%	$203,818	$714,418	$35,918	5%	$678,500
Hinge	87,852	25,229	40%	62,623	237,812	78,779	50%	159,033
Everyone Everywhere	45,118	(17,545)	(28)%	62,663	159,700	17,359	12%	142,341
Corporate and unallocated costs	(32,874)	(5,176)	19%	(27,698)	(93,258)	20,069	(18)%	(113,327)
Adjusted EBITDA	$344,463	$43,057	14%	$301,406	$1,018,672	$152,125	18%	$866,547
For a reconciliation of operating income to Adjusted EBITDA for each reportable segment, see
“Non-GAAP Financial Measures.”
For the three months ended September 30, 2026 compared to the three months ended September 30,
2025
•Tinder’s operating income was $222.9 million, an increase of 21%, and Adjusted EBITDA was
$244.4 million, an increase of 20%, primarily due to the decrease in legal settlements and decreases in in-app purchase fees; partially offset by increases in selling and marketing expense and a decrease in revenue.
•Hinge’s operating income was $70.2 million, an increase of 52%, and Adjusted EBITDA was
$87.9 million, an increase of 40%, primarily due to continued revenue from Payer growth and decreases in in-app purchase fees, partially offset by increased cost of acquisition and employee compensation within product development expense.
•E&E’s operating income was $21.8 million, a decrease of $10.4 million, and Adjusted EBITDA was $45.1 million, a decrease of 28%, primarily due to the decrease in revenue at Azar as well as declines at nearly all other E&E brands. This reduction was partially offset by a decrease in in-app purchase fees and cost of acquisition. Operating income also benefited from a reduction in amortization expense.

For the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025
•Tinder’s operating income was $649.8 million, up 9%, and Adjusted EBITDA was $714.4 million, up 5%, primarily due to the factors described above in the three-month discussion.
Operating income further benefited from a reduction in depreciation and stock-based compensation expense.
•Hinge’s operating income was $189.4 million, an increase of 66%, and Adjusted EBITDA was
$237.8 million, an increase of 50%, primarily due to the factors described above in the three-
month discussion and increases in RPP. Operating income was further impacted by an increase in depreciation.
•E&E’s operating income was $46.7 million, an increase of 24%, and Adjusted EBITDA was
$159.7 million, an increase of 12%, primarily due to the decreases in in-app purchase fees, cost of acquisition, and employee compensation expense. These reductions were partially offset by the decrease in revenue. Operating income was further impacted by the impairments of intangible assets related to Azar, partially offset by a decrease in stock-based compensation expense.
At September 30, 2026, there was $338.0 million of unrecognized compensation cost, net of estimated forfeitures, related to stock-based awards, which is expected to be recognized over a weighted average period of approximately 2.0 years.
Interest expense
For the three months ended September 30, 2026 compared to the three months ended September 30,
2025

	Three Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Interest expense	$41,510	$4,486	12%	$37,024
Interest expense increased primarily due to the issuance of the 6.125% Senior Notes in August
2025, partially offset by the decrease in the outstanding balance of the 2026 Exchangeable Notes, which were repaid in full in June 2026.
For the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025

	Nine Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Interest expense	$126,416	$21,976	21%	$104,440
Interest expense increased primarily due to the issuance of the 6.125% Senior Notes in August
2025, partially offset by the decrease in the outstanding balance of the Company’s former term loan, which was repaid in full in January 2025, and the decrease in the outstanding balance of the 2026
Exchangeable Notes, which were repaid in full in June 2026.

Other (expense) income, net
For the three months ended September 30, 2026 compared to the three months ended September 30,
2025

	Three Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Interest Income	$4,639	$(880)	(16)%	$5,519
Foreign currency losses	(11,216)	(12,737)	NM	1,521
Other	4,318	2,030	89%	2,288
Other (expense) income, net	$(2,259)	$(11,587)	NM	$9,328
______________________
NM = Not meaningful
For the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025

	Nine Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Interest Income	$20,018	$6,816	52%	$13,202
Foreign currency gains (losses)	(10,361)	(2,834)	38%	(7,527)
Other	6,303	4,090	185%	2,213
Other income, net	$15,960	$8,072	102%	$7,888
Income tax provision
For the three months ended September 30, 2026 compared to the three months ended September 30,
2025

	Three Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Income tax provision	$50,439	$17,557	53%	$32,882
Effective income tax rate	22%			17%
In 2026, the effective rate of 22% was higher than the statutory rate primarily due to the effects of foreign income taxed at higher rates and state income taxes. These effects were partially offset by a lower tax rate on U.S. income derived from foreign sources.
In 2025, the effective rate of 17% was lower than the statutory rate primarily due to changes in tax reserves.

For the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025

	Nine Months Ended September 30,
	2026	$ Change	% Change	2025

	(Dollars in thousands)
Income tax provision	$128,227	$40,736	47%	$87,491
Effective income tax rate	20%			18%
In 2026 and 2025, the effective rates of 20% and 18%, respectively, were lower than the statutory rate primarily due to the lower tax rate on U.S. income derived from foreign sources, excess tax benefits generated by the exercise and vesting of stock-based awards, and, for 2026, research credits. These effects were partially offset by nondeductible stock-based compensation and state income taxes, and, for 2026, foreign income taxed at higher rates.
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

	Three Months Ended September 30, 2026
	Tinder	Hinge	Everyone Everywhere	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders					$174,361
Add back:
Income tax provision[a]					50,439
Other expense, net[a]					2,259
Interest expense[a]					41,510
Operating income (loss)	$222,938	$70,214	$21,835	$(46,418)	$268,569
Stock-based compensation expense	19,412	15,604	9,186	12,564	56,766
Depreciation	2,017	2,034	9,564	980	14,595
Amortization of intangibles	—	—	4,533	—	4,533
Adjusted EBITDA	$244,367	$87,852	$45,118	$(32,874)	$344,463

	Three Months Ended September 30, 2025
	Tinder	Hinge	Everyone Everywhere	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders					$160,749
Add back:
Net income attributable to redeemable noncontrolling interests[a]					7
Income tax provision[a]					32,882
Other income, net[a]					(9,328)
Interest expense[a]					37,024
Operating income (loss)	$183,743	$46,314	$32,248	$(40,971)	$221,334
Stock-based compensation expense	17,624	15,238	11,288	12,156	56,306
Depreciation	2,451	1,071	10,206	1,117	14,845
Amortization of intangibles	—	—	8,921	—	8,921
Adjusted EBITDA	$203,818	$62,623	$62,663	$(27,698)	$301,406

	Nine Months Ended September 30, 2026
	Tinder	Hinge	Everyone Everywhere	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders					$511,744
Add back:
Net income attributable to redeemable noncontrolling interests[a]					8
Income tax provision[a]					128,227
Other income, net[a]					(15,960)
Interest expense[a]					126,416
Operating income (loss)	$649,752	$189,420	$46,737	$(135,474)	$750,435
Stock-based compensation expense	59,420	42,732	36,037	39,165	177,354
Depreciation	5,246	5,660	30,095	3,051	44,052
Impairment and amortization of intangibles	—	—	46,831	—	46,831
Adjusted EBITDA	$714,418	$237,812	$159,700	$(93,258)	$1,018,672

	Nine Months Ended September 30, 2025
	Tinder	Hinge	Everyone Everywhere	Corporate & unallocated costs	Total Match Group

	(In thousands)
Net income attributable to Match Group, Inc. shareholders					$403,797
Add back:
Net income attributable to redeemable noncontrolling interests[a]					8
Income tax provision[a]					87,491
Other income, net[a]					(7,888)
Interest expense[a]					104,440
Operating income (loss)	$594,059	$113,865	$37,714	$(157,790)	$587,848
Stock-based compensation expense	66,661	42,514	44,410	40,582	194,167
Depreciation	17,780	2,654	30,320	3,881	54,635
Amortization of intangibles	—	—	29,897	—	29,897
Adjusted EBITDA	$678,500	$159,033	$142,341	$(113,327)	$866,547
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
The following tables present the impact of foreign exchange effects on total revenue and Direct
Revenue by segment for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	$ Change	% Change	2025	2026	$ Change	% Change	2025

	(Dollars in thousands)
Total Revenue, as reported	$891,232	$(23,043)	(3)%	$914,275	$2,608,271	$(920)	—%	$2,609,191
Foreign exchange effects	4,297				(33,943)
Total Revenue excluding foreign exchange effects	$895,529	$(18,746)	(2)%	$914,275	$2,574,328	$(34,863)	(1)%	$2,609,191

Tinder Direct Revenue, as reported	$480,019	$(10,594)	(2)%	$490,613	$1,392,180	$(6,987)	—%	$1,399,167
Foreign exchange effects	1,282				(25,272)
Tinder Direct Revenue, excluding foreign exchange effects	$481,301	$(9,312)	(2)%	$490,613	$1,366,908	$(32,259)	(2)%	$1,399,167

Hinge Direct Revenue, as reported	$220,586	$35,915	19%	$184,671	$618,616	$114,199	23%	$504,417
Foreign exchange effects	57				(7,789)
Hinge Direct Revenue, excluding foreign exchange effects	$220,643	$35,972	19%	$184,671	$610,827	$106,410	21%	$504,417

E&E Direct Revenue, as reported	$176,019	$(45,358)	(20)%	$221,377	$553,619	$(97,358)	(15)%	$650,977
Foreign exchange effects	2,903				(311)
E&E Direct Revenue, excluding foreign exchange effects	$178,922	$(42,455)	(19)%	$221,377	$553,308	$(97,669)	(15)%	$650,977

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2026	December 31, 2025

	(In thousands)
Cash and cash equivalents:
United States	$306,876	$687,987
All other countries	419,320	339,851
Total cash and cash equivalents	726,196	1,027,838
Short-term investments	2,946	3,461
Total cash and cash equivalents and short-term investments	$729,142	$1,031,299

Long-term debt:
Credit Facility due March 20, 2029(a)	$—	$—
5.00% Senior Notes due December 15, 2027	450,000	450,000
4.625% Senior Notes due June 1, 2028	500,000	500,000
5.625% Senior Notes due February 15, 2029	350,000	350,000
4.125% Senior Notes due August 1, 2030	500,000	500,000
3.625% Senior Notes due October 1, 2031	500,000	500,000
6.125% Senior Notes due September 15, 2033	700,000	700,000
2026 Exchangeable Notes due June 15, 2026	—	423,854
2030 Exchangeable Notes due January 15, 2030	575,000	575,000
Total debt	3,575,000	3,998,854
Less: Current maturities of long-term debt	—	423,854
Less: Unamortized original issue discount	656	1,043
Less: Unamortized debt issuance costs	21,037	24,858
Total long-term debt, net	$3,553,307	$3,549,099
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

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$886,340	$757,600
Net cash used in investing activities	(165,820)	(67,883)
Net cash used in financing activities	(1,017,481)	(617,184)
2026
Net cash provided by operating activities in 2026 includes adjustments to income of $177.4 million of stock-based compensation expense, $46.8 million of impairments and amortization of intangibles,
$44.1 million of depreciation, and $43.0 million of deferred income taxes. The increase in cash from changes in working capital was primarily due to an increase from accounts receivable of $24.2 million, an increase from net income taxes of $39.4 million due to timing of payments, and an increase from other assets of $15.5 million. Partially offsetting these increases was a decrease from accounts payable and other liabilities of $23.2 million due to the timing of payments.
Net cash used in investing activities in 2026 is primarily a $100.0 million minority investment in
Sniffies and capital expenditures of $54.7 million primarily related to internal development of software.
Net cash used in financing activities in 2026 is primarily due to payments of $423.9 million to repay the outstanding 2026 Exchangeable Notes at maturity, purchases of treasury stock of $335.5 million, dividends paid of $136.9 million, and payments of $118.1 million of withholding taxes paid on behalf of employees for net-settled stock-based awards.
2025
Net cash provided by operating activities in 2025 includes adjustments to income of $194.2 million of stock-based compensation expense, $54.6 million of depreciation, $35.2 million of deferred income taxes, and $29.9 million of amortization of intangibles. The increase in cash from changes in working capital primarily consists of a decrease in other assets of $43.8 million and an increase in accounts payable and other liabilities of $36.6 million, primarily related to the timing of payments. These increases were partially offset by a decrease from net income taxes payable of $31.1 million due to timing of payments, an increase in accounts receivable of $16.5 million, and a decrease in deferred revenue of $8.4 million.
Net cash used in investing activities in 2025 consists primarily of capital expenditures of $42.1 million primarily related to internal development of software and purchases of computer hardware and
$25.8 million of other investing cash outflows.
Net cash used in financing activities in 2025 is primarily due to purchases of treasury stock of
$549.9 million, the repayment of the Company’s former term loan of $425.0 million, dividends paid of
$140.9 million, payments of $115.6 million of withholding taxes paid on behalf of employees for net-
settled stock-based awards, and payment to repurchase a portion of the 2026 Exchangeable Notes of
$74.4 million. These uses of cash were partially offset by proceeds from the issuance of the 6.125%
Senior Notes of $700.0 million.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. As of September 30, 2026, $499.4 million was available under the Credit Facility.
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
Our obligations under these various purchase commitments are $62.8 million for 2027, and $39.3 million for 2028.
At September 30, 2026, we do not have any off-balance sheet arrangements, other than as described above.
On December 10, 2024, the Board of Directors authorized a share repurchase program of up to
$1.5 billion in aggregate value of shares of Match Group common stock (the “Share Repurchase
Program”). Under the Share Repurchase Program, $579 million in aggregate value of shares of Match
Group common stock remains available for repurchase as of October 31, 2026. Under the Share
Repurchase Program, shares of our common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through
Rule 10b5-1 trading plans. The Share Repurchase Program may be commenced, suspended or discontinued at any time. During the nine months ended September 30, 2026, we repurchased 9.6 million shares for $335.5 million under the Share Repurchase Program. Between October 1 and
October 31, 2026, we repurchased 1.1 million shares for $44.2 million under the Share Repurchase
Program.
The Company currently settles substantially all stock-based awards on a net basis. Assuming all stock-based awards outstanding on October 31, 2026 were net settled at the closing price on that date, we would issue 7.5 million shares of common stock and, assuming a 50% withholding rate, would remit
$312.5 million in cash for withholding taxes. If we did not settle awards on a net basis and instead issued a sufficient number of shares to cover the $312.5 million employee withholding tax obligation,
7.5 million additional shares would be issued by the Company.
As of September 30, 2026, all of the Company’s international cash can be repatriated without significant tax consequences.
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
During the nine months ended September 30, 2026, there were no material changes to the
Company’s critical accounting policies and estimates since the disclosure in our Annual Report on Form
10-K for the year ended December 31, 2025.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2026, there were no material changes to the
Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual
Report on Form 10-K for the year ended December 31, 2025.
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
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”)
notifying us that the DPC had commenced an inquiry examining Tinder’s compliance with the EU’s
General Data Protection Regulation (“GDPR”), focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. On January 8, 2024, the DPC provided us with a preliminary draft decision alleging that certain of Tinder’s access and retention policies, largely relating to protecting the safety and privacy of Tinder’s users, violate GDPR requirements. We filed our response to the preliminary draft decision on March 15, 2024, and the DPC issued its draft decision on
July 9, 2026. On October 13, 2026, the DPC issued its final decision, imposing an €11 million fine. We believe we have strong defenses to these claims and intend to appeal.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2026.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 1 - 31, 2026	430,121	$37.75	430,121	$696,879,355
August 1 - 31, 2026	839,926	$37.42	839,926	665,446,406
September 1 - 30, 2026	1,031,703	$41.14	1,031,703	623,005,160
Total	2,301,750	$39.15	2,301,750	$623,005,160
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
Item 5.    Other Information
Insider Trading Arrangements
During the three months ended September 30, 2026, no director or officer (as defined in Rule
16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 2026	MATCH GROUP, INC.
	By:	/s/ STEVEN BAILEY
Steven Bailey
Chief Financial Officer

Signature	Title	Date

/s/ STEVEN BAILEY	Chief Financial Officer	November 2, 2026
Steven Bailey